Form 10-Q
period 2018-06-30
Neuronetics, Inc.
filed 2018-08-14
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-38546

NEURONETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1051425
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3222 Phoenixville Pike, Malvern, PA	19355
(Address of principal executive offices)	(Zip Code)

(610) 640-4202

(Registrant’s telephone number, including area code)

Not applicable.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[X]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]
			Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]   No [X]

There were 17,577,047 shares of the registrant’s common stock outstanding as of July 31, 2018.

NEURONETICS, INC.

Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEURONETICS, INC.

Balance Sheets

(Unaudited; In thousands, except per share data)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$14,544	$29,147
Accounts receivable, net	4,724	4,267
Inventory	2,441	2,468
Prepaid expenses and other current assets	4,292	1,123
Total current assets	26,001	37,005
Property and equipment, net	1,493	1,359
Other assets	851	574
Total Assets	$28,345	$38,938
Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,928	$2,513
Accrued expenses	7,731	7,511
Deferred revenue	1,686	1,970
Current portion of long-term debt	2,500	-
Total current liabilities	14,845	11,994
Long-term debt, net	27,497	29,556
Deferred revenue	2,124	2,275
Convertible preferred stock warrant liability	1,893	478
Deferred rent	121	151
Total Liabilities	46,480	44,454
Commitments and contingencies (Note 14)
Convertible preferred stock, $0.01 par value: 308,593 shares authorized, issuable in series; 304,958 shares issued and outstanding at June 30, 2018 and December 31, 2017; aggregate liquidation value of $108,324 at June 30, 2018	187,136	187,136
Stockholders’ deficit:
Preferred stock, $0.01 par value: no shares authorized, issued or outstanding at June 30, 2018 and December 31, 2017	-	-
Common stock, $0.01 par value: 413,918 shares authorized; 257 and 231 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	3	2
Additional paid-in capital	4,665	4,292
Accumulated deficit	(209,939)	(196,946)
Total Stockholder’s Deficit	(205,271)	(192,652)
Total Liabilities, Convertible Preferred Stock and Stockholders’ Deficit	$28,345	$38,938

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Operations

(Unaudited; In thousands, except per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
Revenues	$13,252	$10,308	$23,404	$17,834
Cost of revenues	3,245	2,501	5,702	4,039
Gross Profit	10,007	7,807	17,702	13,795
Operating expenses:
Sales and marketing	9,835	6,400	17,944	12,706
General and administrative	3,078	1,837	5,714	3,479
Research and development	2,330	2,147	3,885	4,175
Total operating expenses	15,243	10,384	27,543	20,360
Loss from Operations	(5,236)	(2,577)	(9,841)	(6,565)
Other (income) expense:
Interest expense	900	711	1,821	1,261
Other expense (income), net	1,360	(420)	1,331	(444)
Net Loss	$(7,496)	$(2,868)	$(12,993)	$(7,382)
Net loss per share of common stock outstanding, basic and diluted	$(30.60)	$(16.58)	$(55.29)	$(43.42)
Weighted-average common shares outstanding, basic and diluted	245	173	235	170

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statement of Changes in Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited; In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2017	304,958	$187,136	231	$2	$4,292	$(196,946)	$(192,652)
Exercises of stock options	-	-	26	1	37	-	38
Share-based compensation expense	-	-	-	-	336	-	336
Net loss	-	-	-	-	-	(12,993)	(12,993)
Balance at June 30, 2018	304,958	$187,136	257	$3	$4,665	$(209,939)	$(205,271)

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Cash Flows

(Unaudited; In thousands)

	Six Months ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(12,993)	$(7,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	463	307
Share-based compensation	336	198
Non-cash interest expense	441	285
Change in fair value of convertible preferred stock warrant liability	1,415	(411)
Cost of rental units purchased by customers	79	54
Changes in certain assets and liabilities:
Accounts receivable, net	(457)	37
Inventory	(378)	(569)
Prepaid expenses and other assets	380	152
Accounts payable	(89)	(1,270)
Accrued expenses	(2,130)	(763)
Deferred revenue	(435)	(101)
Deferred rent	(29)	(18)
Net Cash Used in Operating Activities	(13,397)	(9,481)
Cash Flows from Investing Activities:
Purchases of property and equipment and capitalized software	(513)	(152)
Net Cash Used in Investing Activities	(513)	(152)
Cash Flows from Financing Activities:
Payments of initial public offering costs	(731)	-
Proceeds from exercises of stock options	38	16
Proceeds from issuance of Series G convertible preferred stock, net	-	14,825
Borrowings under credit facilities	-	5,000
Payments of debt issuance costs	-	(1,015)
Net Cash (Used in) Provided by Financing Activities	(693)	18,826
Net (Decrease) Increase in Cash and Cash Equivalents	(14,603)	9,193
Cash and Cash Equivalents, Beginning of Period	29,147	17,040
Cash and Cash Equivalents, End of Period	$14,544	$26,233
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,334	$992
Transfer of inventory to property and equipment	$261	$205
Supplemental disclosure of non-cash financing activities:
Allocation of proceeds from debt financing to convertible preferred stock warrant liability	$-	$171
Deferred initial public offering costs included in accounts payable and accrued expenses	$2,542	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

1.	DESCRIPTION OF BUSINESS

Neuronetics, Inc., or the Company, is a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from psychiatric disorders. The Company’s first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation, or TMS, to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system was cleared in 2008 by the United States Food and Drug Administration, or the FDA, to treat adult patients with major depressive disorder, or MDD, who have failed to achieve satisfactory improvement from prior antidepressant medication in the current episode. The Company intends to continue to pursue development of its NeuroStar Advanced Therapy System for additional indications.

Initial Public Offering

On July 2, 2018, the Company closed its initial public offering, or IPO, in which the Company issued and sold 6.325 million shares of its common stock, which included the exercise of the underwriters’ option to purchase an additional 0.825 million shares of common stock, at a public offering price of $17.00 per share. The Company received net proceeds of $100.0 million after deducting underwriting discounts and commissions of $7.5 million but before deducting other offering expenses. The Company’s common stock is listed on the Nasdaq Global Market under the trading symbol “STIM.” In addition, upon the closing of the IPO on July 2, 2018, (i) all of the Company’s outstanding shares of convertible preferred stock converted into 11.0 million shares of common stock; (ii) all of the Company’s outstanding warrants to purchase convertible preferred stock converted into warrants to purchase common stock; and (iii) the Company filed an amended and restated certificate of incorporation to, among other things, decrease the number of shares of common stock, $0.01 par value per share, authorized for issuance to 200.0 million and to authorize the board of directors to issue up to 10.0 million shares of “blank check” preferred stock, $0.01 par value per share.

Liquidity

As of June 30, 2018, the Company had cash and cash equivalents of $14.5 million and an accumulated deficit of $209.9 million. The Company incurred negative cash flows from operating activities of $11.1 million for the year ended December 31, 2017 and $13.4 million for the six months ended June 30, 2018. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company seeks to expand its sales and marketing initiatives to support its growth into existing and new markets and invest in additional research and development activities. The Company’s primary sources of capital to date have been from its IPO, private placements of its convertible preferred securities, borrowings under its credit facilities and revenues from sales of its products. As of June 30, 2018, the Company had $30.0 million of borrowings outstanding under its credit facility, which matures in March 2022. Management believes that the Company’s cash and cash equivalents as of June 30, 2018, proceeds from its IPO and revenues from sales of its products are sufficient to fund the Company’s operations for at least the next 24 months after June 30, 2018.

2.	BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Updates, or ASU, promulgated by the Financial Accounting Standards Board, or FASB.

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission, or SEC, which permit reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying balance sheets and statements of operations, changes in convertible preferred stock and stockholders’ deficit and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s IPO prospectus filed with the SEC on June 29, 2018, wherein a more complete discussion of significant accounting policies and certain other information can be found.

Use of Estimates

The preparation of financial statements in accordance with GAAP and the rules and regulations of the SEC requires the use of estimates and assumptions, based on judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Although management believes its estimates and assumptions are reasonable when made, they are based upon information available at the time they are made. Management evaluates the estimates and assumptions on an ongoing basis and, if necessary, makes adjustments. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions, and given the subjective element of the estimates and assumptions made, actual results may differ from estimated results. The most significant estimates and judgments impact share-based compensation, product warranty accruals and the net realizable value of inventory.

Recapitalization

The Company effected a 0.0345-for-1 reverse split of its common stock on June 14, 2018. The reverse split combined each approximately 29 shares of the Company’s issued and outstanding common stock into one share of common stock and correspondingly adjusted the conversion price of its outstanding convertible preferred stock. No fractional shares were issued in connection with the reverse split. Any fractional share resulting from the reverse split was rounded down to the nearest whole share, and in lieu of any fractional share, the Company will pay in cash to the holders of such fractional shares an amount equal to the fair market value, as determined by the board of directors, of such fractional shares. All share, per share and related information presented in these interim financial statements and the related notes thereto have been retroactively adjusted, where applicable, to reflect the reverse stock split.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s complete summary of significant accounting policies can be found in “Note 3. Summary of Significant Accounting Policies” in the audited financial statements included in the Company’s IPO prospectus filed with the SEC on June 29, 2018.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

JOBS Act Accounting Election

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these interim financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606), regarding the accounting for and disclosures of revenue recognition, with an effective date for public companies of annual and interim periods beginning after December 15, 2016. In July 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of the previously issued revenue recognition guidance by one year. This guidance is effective for public companies for annual and interim periods beginning after December 15, 2017. For all other entities, including emerging growth companies, this standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods with annual periods beginning after December 15, 2019. Early adoption is permitted. This update provides a single comprehensive model for accounting for revenue from contracts with customers. The model requires that revenue recognized reflects the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including in situations with multiple performance obligations. In April 2016 and May 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” respectively. Both of these updates provide improvements and clarification to the previously issued revenue recognition guidance. The new standard can be adopted using one of two methods: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The new standard will result in additional revenue-related disclosures in the notes to the Company’s financial statements. The majority of the Company’s revenue relates to the sales of NeuroStar Advanced Therapy Systems and treatment sessions to various customers. While the Company is still analyzing the impact of ASU 2014-09 on its financial statements and disclosures, it currently anticipates no significant changes to its revenue recognition practices as a result of the adoption of Topic 606. However, the Company currently expects the adoption of Topic 606 to change the accounting treatment for sales commissions and is analyzing the impact such change will have on its financial statements and disclosures. The Company historically expensed sales commissions as incurred. In addition, the new standard will require changes to the Company’s processes and controls to support additional disclosures, and the Company is in the process of identifying and designing such changes to processes and controls to ensure readiness.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), with guidance regarding the accounting for and disclosure of leases. The update requires lessees to recognize all leases, including operating leases, with a term greater than 12 months on the balance sheet. This update also requires lessees and lessors to disclose key information about their leasing transactions. This guidance will be effective for public companies for annual and interim periods beginning after December 15, 2018. For all other entities, including emerging growth companies, this standard will be effective for annual reporting periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the effect that this guidance will have on its financial statements and related disclosures. The Company expects the implementation of this standard to have an impact on its financial statements and related disclosures as its aggregate future minimum lease payments under its current non-cancelable off lease were $1.4 million as of June 30, 2018, with an expiration date in 2021. The Company anticipates recognition on its balance sheet of an additional asset and corresponding liability related to this office lease. The Company is currently evaluating the impact the new standard may have on other types of leasing arrangements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): “Improvements to Nonemployee Share-Based Payment Accounting,” which largely aligns the accounting for share-based payment awards issued to nonemployees with the accounting for share-based payment awards issued to employees. Under previous GAAP, the accounting for nonemployee share-based payments differed from that applied to employee awards, particularly with regard to the measurement date and the impact of performance conditions. Under the new guidance, (i) equity-classified share-based payment awards issued to nonemployees will be measured at the grant date, instead of the previous requirement to remeasure the awards through the performance completion date, (ii) for performance conditions, compensation cost associated with the award will be recognized when the achievement of the performance condition is probable, rather than upon achievement of the performance condition, and (iii) the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments. This new guidance will be effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company currently has no outstanding nonemployee share-based payment awards for which there is unrecognized compensation expense and therefore does not currently expect the adoption of the new guidance to have an effect on its financial statements.

5.	FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaids and other current assets, and accounts payable on the Company’s balance sheets approximated their fair values as of June 30, 2018 and December 31, 2017 due to their short-term nature. The carrying values of the Company’s current credit facility approximated its fair value as of June 30, 2018 and December 31, 2017 due to its variable interest rate.

Certain of the Company’s financial instruments are measured at fair value using a three-level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1:	Inputs are quoted prices for identical instruments in active markets.

Level 2:

Inputs are quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; or model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3:	Inputs are unobservable and reflect the Company’s own assumptions, based on the best information available, including the Company’s own data.

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (cash equivalents)	$11,229	$11,229	$11,229	$-	$-
Liabilities
Convertible preferred stock warrant liability	$1,893	$1,893	$-	$-	$1,893

	December 31, 2017
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (cash equivalents)	$11,149	$11,149	$11,149	$-	$-
Liabilities
Convertible preferred stock warrant liability	$478	$478	$-	$-	$478

The fair value of the convertible preferred stock warrant liability was estimated using the Black-Scholes option pricing model and the following inputs and assumptions as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Series E	Series F	Series E	Series F
Estimated fair value of convertible preferred stock	$0.92	$0.92	$0.33	$0.38
Exercise price	$0.6746	$0.3356	$0.6746	$0.3356
Remaining term (in years)	4.5	2.6 - 6.5	5.0	3.1 - 7.0
Risk-free interest rate	2.7%	2.6% - 2.8%	2.2%	2.0% - 2.3%
Expected volatility	43%	43%	43%	43% - 44%
Dividend yield	0%	0%	0%	0%

The following table presents the changes in Level 3 instruments measured on a recurring basis for the six months ended June 30, 2018 (in thousands):

Balance at December 31, 2017	$478
Change in fair value	1,415
Balance at June 30, 2018	$1,893

6.	ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Gross accounts receivable - trade	$5,149	$4,684
Less: Allowances for doubtful accounts	(425)	(417)
Accounts receivable, net	$4,724	$4,267

7.	PROPERTY AND EQUIPMENT

The following table presents the composition of property and equipment, net as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Laboratory equipment	$150	$150
Office equipment	493	487
Computer equipment and software	874	680
Manufacturing equipment	273	273
Leasehold improvements	172	153
Rental equipment	1,459	1,447
Property and equipment, gross	3,421	3,190
Less: Accumulated depreciation	(1,928)	(1,831)
Property and equipment, net	$1,493	$1,359

Depreciation expense was $0.3 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and $0.5 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively.

8.	ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Compensation and related benefits	$2,642	$4,465
Consulting and professional fees	2,701	461
Research and development expenses	303	497
Sales and marketing expenses	156	620
Warranty	653	570
Sales tax payable	331	322
Interest payable	235	188
Other	710	388
Accrued expenses	$7,731	$7,511

9.	DEBT

The following table presents the composition of debt as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Outstanding principal	$30,000	$30,000
Accrued final payment fees	1,286	940
Less debt discounts	(1,289)	(1,384)
Total long-term debt, net	29,997	29,556
Less current portion of long-term debt	(2,500)	-
Long-term debt, net	$27,497	$29,556

For the three months ended June 30, 2018, the Company recognized interest expense of $0.9 million, of which $0.7 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees. For the three months ended June 30, 2017, the Company recognized interest expense of $0.7 million, of which $0.5 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

For the six months ended June 30, 2018, the Company recognized interest expense of $1.8 million, of which $1.4 million was cash and $0.4 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees. For the six months ended June 30, 2017, the Company recognized interest expense of $1.3 million, of which $1.0 million was cash and $0.3 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

Current $35.0 Million Credit Facility

In March 2017, the Company entered into a new loan and security agreement with Oxford Finance LLC, or Oxford, for a credit facility that replaced its previous $25.0 million credit facility with Oxford and which allows it to borrow up to $35.0 million in three tranches of term loans: a Term A Loan in the amount of $25.0 million, which was drawn down immediately upon closing in March 2017, a Term B Loan in the amount of $5.0 million, which was drawn down in December 2017, and a Term C Loan in the amount of $5.0 million, which became available to the Company upon the achievement of $45.0 million of trailing twelve month revenues during the second quarter of 2018. Upon achieving the required revenue milestone, the Company had 60 days to notify its lender if it elected to borrow the Term C Loan. As a result of completing its IPO on July 2, 2018 and receiving net proceeds of $100.0 million, the Company elected not to borrow the additional $5.0 million. Each term loan accrues interest from the date of borrowing through the date of repayment at a floating per annum rate of interest, which resets monthly and is equal to the greater of (a) 8.15% or (b) the 30 day U.S. LIBOR on the last business day of the month plus 7.38%. The Company was also required to issue to Oxford at the date of each borrowing warrants to purchase its Series F or later series of convertible preferred stock with a seven year term and in an amount equal to 3.95% of the first $5.0 million of each tranche borrowed. The credit facility matures and all amounts borrowed thereunder are due on March 1, 2022. As of June 30, 2018, the Company had borrowed and had outstanding an aggregate of $30.0 million of principal under the credit facility.

The Term A Loan features an interest-only period through March 2019, during which time the Company is required to make monthly interest payments, after which time the Company is required to make monthly payments of principal and interest based on a 36-month amortization schedule. However, upon the achievement of $45.0 million of revenues during fiscal 2018, the interest-only period can be extended for an additional 12 months through March 2020 and the amortization period then becomes 24 months. In connection with the drawdown of the Term A Loan, the Company issued to the lender warrants to purchase 588,498 shares of its Series F convertible preferred stock, which had an exercise price of $0.3356 per share and which expire in March 2024. These convertible preferred stock warrants converted into common stock warrants immediately prior to the closing of the Company’s IPO on July 2, 2018.

The Term B Loan features an interest-only period through March 2019, during which time the Company is required to make monthly interest payments, after which time the Company is required to make monthly payments of principal and interest based on a 36-month amortization schedule. However, upon the achievement of $45.0 million of revenues during fiscal 2018, the interest-only period can be extended for an additional 12 months through March 2020 and the amortization period then becomes 24 months. In connection with the drawdown of the Term B Loan, the Company issued to the lender warrants to purchase 588,498 shares of its Series F convertible preferred stock, which had an exercise price of $0.3356 per share and which expire in December 2024. These convertible preferred stock warrants converted into common stock warrants immediately prior to the closing of the Company’s IPO on July 2, 2018.

In addition to principal and interest payments due under the credit facility, the Company is required to make final payment fees to the lender due upon the earlier of prepayment or maturity of each tranche, which are equal to 8% and 7% of the principal amounts of the Term A and Term B Loans, respectively, except that if the interest-only periods on the Term A and Term B Loans are extended then the final payment fees increase to 8.5% and 7.5% of the principal amounts of the Term A and Term B Loans, respectively. The Company accrues the estimated final payment fees using the effective interest rate, with a charge to non-cash interest expense, over the term of borrowing for each tranche. As of both June 30, 2018 and December 31, 2017, the effective interest rates for the Term A and Term B Loans were 10.7% and 11.6%, respectively. If the Company prepays its term loans prior to their respective scheduled maturities, it will also be required to make prepayment fees to the lender equal to 3% if prepaid on or before the first anniversary of funding, 2% if prepaid after the first and on or before the second anniversary of funding or 1% if prepaid after the second anniversary of funding of the principal amounts borrowed.

The Company’s obligations under the credit facility are secured by a first priority security interest in substantially all of its assets, other than its intellectual property. The Company has agreed not to pledge or otherwise encumber any of its intellectual property. The loan and security agreement related to the credit facility includes a financial maintenance covenant that requires the Company to achieve at least 75% of its trailing 12-month forecasted revenues, as measured each month in accordance with a forecast that the Company provided to Oxford upon signing the agreement and future forecasts that the Company is required to deliver to the lenders each year for the life of the credit facility, as well as customary affirmative and negative covenants. The Company was in compliance with all of the covenants under its credit facility as of June 30, 2018.

The loan and security agreement related to the credit facility contains events of default, including, without limitation, events of default upon: (i) failure to make payment pursuant to the terms of the agreement; (ii) violation of covenants; (iii) material adverse changes to the Company’s business; (iv) attachment or levy on the Company’s assets or judicial restraint on its business; (v) insolvency; (vi) significant judgments, orders or decrees for payments by the Company not covered by insurance; (vii) incorrectness of representations and warranties; (viii) incurrence of subordinated debt; (ix) revocation of governmental approvals necessary for the Company to conduct its business; and (x) failure by the Company to maintain a valid and perfected lien on the collateral securing the borrowing.

Based on a 36-month amortization of the outstanding principal amounts of the Term A and Term B Loans beginning on April 1, 2019 as discussed above, the following table sets forth by year the Company’s required future principal payments (in thousands):

Year:	Principal Payments
2018	$-
2019	7,500
2020	10,000
2021	10,000
2022	2,500
Total principal payments	$30,000

Previous $25.0 Million Credit Facility

Prior to March 2017, the Company had a $25.0 million credit facility in place with Oxford, which it entered into in February 2014 and which allowed it to borrow up to $25.0 million in three tranches of term loans: a Term A Loan in the amount of $15.0 million, a Term B Loan in the amount of $5.0 million and a Term C Loan in the amount of $5.0 million, which was never drawn down. Each term loan accrued interest at per annum rates ranging from 8.5% to 8.9%. This facility featured an interest-only period on all tranches through March 2017, and the Company was also required to issue convertible preferred stock warrants to the lender at the time of borrowing of each tranche. These convertible preferred stock warrants converted into common stock warrants immediately prior to the closing of the Company’s IPO on July 2, 2018.

In addition to principal and interest payments due under the previous $25.0 million credit facility, the Company was required to make final payment fees to the lender upon the earlier of prepayment or maturity and equal to 8.5% and 4.7% of the principal amounts of the Term A and Term B Loans, respectively. The Company accrued final payment fees using the effective interest rate, with a charge to non-cash interest expense, over the term of borrowing and until its entry into the current credit facility in March 2017, at which time the Company paid the lender $1.0 million in satisfaction of all final payment fee liabilities due under the prior credit facility.

Management evaluated whether the current credit facility entered into in March 2017 represented a debt modification or extinguishment in accordance with ASC 470-50, Debt—Modifications and Extinguishments. Upon determining that the change in cash flows between the previous and current credit facilities was not greater than 10%, management accounted for the transaction as a debt modification. As of March 2017, the unamortized balance of deferred debt issuance costs incurred in connection with the $25.0 million credit facility, and certain additional deferred debt issuance costs incurred in connection with entry into the current credit facility, are being amortized to interest expense through March 2022 utilizing the effective interest method.

10.	CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Initial Public Offering

On July 2, 2018, the Company closed its IPO, in which the Company issued and sold 6.325 million shares of its common stock, which included the exercise of the underwriters’ option to purchase an additional 0.825 million shares of common stock, at a public offering price of $17.00 per share. The Company received net proceeds of $100.0 million after deducting underwriting discounts and commissions of $7.5 million but before deducting other offering expenses. In addition, upon the closing of the IPO on July 2, 2018, (i) all of the Company’s outstanding shares of convertible preferred stock converted into 11.0 million shares of common stock; (ii) all of the Company’s outstanding warrants to purchase convertible preferred stock converted into warrants to purchase common stock; and (iii) the Company filed an amended and restated certificate of incorporation to, among other things, decrease the number of shares of common stock, $0.01 par value per share, authorized for issuance to 200.0 million and to authorize the board of directors to issue up to 10.0 million shares of “blank check” preferred stock, $0.01 par value per share.

Common Stock

The Company’s amended certificate of incorporation as of June 30, 2018 authorized the issuance of 413.9 million shares of common stock, $0.01 par value per share, of which 0.3 million were issued and outstanding as of June 30, 2018. In addition, the Company was required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to effect the conversion into common stock of all outstanding shares of convertible preferred stock and convertible preferred stock warrants, convertible preferred stock or common stock warrants issuable upon borrowing the Term C Loan under the current $35.0 million credit facility, stock options granted and shares available for grant under its stock incentive plan.

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of June 30, 2018 (in thousands):

June 30, 2018
Shares of common stock issued	257
Shares of common stock reserved for issuance for:
Convertible preferred stock outstanding:
Series A-1	166
Series A-2 (1)	898
Series B (2)	697
Series C (3)	1,063
Series D	1,705
Series E	1,534
Series F	3,531
Series G	1,400
Convertible preferred stock warrants outstanding:
Series E	14
Series F	91
Warrants issuable upon Term C Loan borrowing	20
Stock options outstanding	2,855
Shares available for grant under stock incentive plan	48
Total shares of common stock issued and reserved for issuance	14,279

___________________________

(1)	Shares of Series A-2 convertible preferred stock convert to common stock at a ratio of 0.03539 shares of common stock per share of Series A-2 convertible preferred stock.
(2)	Shares of Series B convertible preferred stock convert to common stock at a ratio of 0.04103 shares of common stock per share of Series B convertible preferred stock.
(3)	Shares of Series C convertible preferred stock convert to common stock at a ratio of 0.05071 shares of common stock per share of Series C convertible preferred stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding convertible preferred stock, holders of common stock are entitled to receive proportionally any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis. The Company has never paid, and for the foreseeable future does not expect to pay, a dividend on its common stock.

Convertible Preferred Stock

The Company’s amended certificate of incorporation as of June 30, 2018 authorized the issuance of 308.6 million shares of convertible preferred stock, $0.01 par value per share, of which the Company had designated and issued Series A-1, Series A-2, Series B, Series C, Series D, Series E, Series F and Series G shares. Series A-1 through Series E shares of convertible preferred stock are referred to collectively as Junior Securities and are subordinate to shares of Series G and Series F convertible preferred stock. All of the Company’s convertible preferred stock was classified outside of stockholders’ deficit as of June 30, 2018 because the shares contain deemed liquidation rights that are a contingent redemption feature not solely within the control of the Company and the IPO had not yet closed.

The following table summarizes the Company’s outstanding convertible preferred stock as of June 30, 2018 and December 31, 2017:

	Shares Authorized and Designated (in thousands)	Shares Issued and Outstanding (in thousands)	Carrying Value (in thousands)	Liquidation Value per Share	Liquidation Value (in thousands)
Series A-1	4,800	4,800	$900	$0.0617	$296
Series A-2	25,385	25,385	16,428	$0.2052	5,209
Series B	17,000	17,000	16,859	$0.3168	5,386
Series C	20,958	20,958	34,841	$0.5253	11,009
Series D	49,426	49,426	29,970	$0.2874	14,205
Series E	44,873	44,471	29,800	$0.5144	22,876
Series F	105,567	102,334	43,513	$0.3356	34,343
Series G	40,584	40,584	14,825	$0.3696	15,000
Balance at June 30, 2018 and December 31, 2017	308,593	304,958	$187,136		$108,324

Conversion

Each share and series of convertible preferred stock is convertible into common stock at any time at the option of the holder thereof at the conversion price then in effect (each subject to adjustments upon the occurrence of certain dilutive events). At June 30, 2018 and immediately prior to the closing of the Company’s IPO on July 2, 2018, the conversion price for Series A-1, Series D, Series E, Series F and Series G shares was equal to the original issue price, resulting in a common stock conversion ratio of 1:0.0345. At June 30, 2018 and immediately prior to the closing of the Company’s IPO on July 2, 2018, as a result of past anti-dilution adjustments, the conversion price for Series A-2, Series B and Series C shares was below the original issue price, resulting in common stock conversion ratios of 1:0.03539, 1:0.04103 and 1:0.05071, respectively. Immediately prior to the closing of the Company’s IPO on July 2, 2018, all of the Company’s outstanding shares of convertible preferred stock converted into 11.0 million shares of common stock.

Liquidation Preferences

As of June 30, 2018

In the event of a liquidation, dissolution or winding up of the Company, either voluntary or involuntary, or in the event of a deemed liquidation event, which includes a sale of the Company as defined in the Company’s certificate of incorporation, holders of Series G convertible preferred stock were entitled to receive, in preference to all other stockholders, an amount equal to their original investment amount plus any declared and unpaid dividends. If upon the occurrence of such event the assets and funds available for distribution are insufficient to pay such holders the full amount to which they are entitled, then the entire assets and funds legally available for distribution shall be distributed ratably among the holders of the Series G convertible preferred stock in proportion to the full amounts to which they would otherwise be entitled.

After payment in full of the liquidation preference of the Series G convertible preferred stock, holders of Series F convertible preferred stock were entitled to receive, in preference to all holders of Junior Securities and common stock, an amount equal to their original investment amount plus any declared and unpaid dividends. If upon the occurrence of such event the assets and funds available for distribution are insufficient to pay such holders the full amount to which they are entitled, then the entire remaining assets and funds legally available for distribution shall be distributed ratably among the holders of the Series F convertible preferred stock in proportion to the full amounts to which they would otherwise be entitled.

After payment in full of the liquidation preferences of the Series G and Series F convertible preferred stock, holders of Junior Securities were entitled to receive an amount equal to $59.2 million in the aggregate. If upon the occurrence of such event the assets and funds available for distribution are insufficient to pay such holders the full amount to which they are entitled, then the entire assets and funds legally available for distribution shall be distributed ratably among the holders of the Junior Securities in proportion to the full amounts to which they would otherwise be entitled.

After payment in full of the liquidation preferences of the Series G, Series F and Junior Securities convertible preferred stock, holders of Series F convertible preferred stock were entitled to receive an additional liquidation preference at an amount equal to $0.1678 per share. If upon the occurrence of such event the assets and funds available for distribution are insufficient to pay such holders the full amount to which they are entitled, then the entire assets and funds legally available for distribution shall be distributed ratably among the holders of the Series F convertible preferred stock in proportion to the full amounts to which they would otherwise be entitled.

After payment in full of the liquidation preferences of the Series G, Series F and Junior Securities convertible preferred stock and the additional liquidation preference for holders of Series F convertible preferred stock, holders of common stock and holders of Junior Securities, Series F and Series G convertible preferred stock are entitled to receive a liquidation preference until the amount distributed to holders of the Series F convertible preferred stock equals $1.0068 plus declared but unpaid dividends on each share and then to the holders of common stock and holders of Junior Securities and Series G convertible preferred stock until the aggregate amount distributed to such holders equals the amount distributed to holders of Series F convertible preferred stock divided by the Series F ownership percentage.

After payments of the above liquidation preferences have been made, any remaining assets shall be distributed ratably to holders of common stock and holders of Series G, Series F and Junior Securities convertible preferred stock on an “as-converted” basis.

As of July 2, 2018

Immediately prior to the closing of the Company’s IPO on July 2, 2018, all of the Company’s outstanding shares of convertible preferred stock converted into 11.0 million shares of common stock, resulting in the elimination of the Company’s outstanding liquidation preferences.

Dividends

Each class of convertible preferred stock was entitled to receive non-cumulative annual dividends at a rate of 9.0%, if and when declared by the Company’s board of directors. The holders of Series G convertible preferred stock were entitled to dividends in preference to holders of any other class or series of the Company’s stock. The holders of Series F convertible preferred stock were entitled to dividends in preference to all holders of Junior Securities and holders of common stock. The holders of Junior Securities were entitled to dividends in preference to holders of common stock.

In the event a dividend is declared to common stockholders, holders of each class of convertible preferred stock will also receive an equivalent dividend on an “as-converted” basis. The Company has never paid, and for the foreseeable future does not expect to pay, a dividend on its common stock.

Voting

The holders of each class of convertible preferred stock were entitled to one vote for each share of common stock into which their shares of convertible preferred stock may be converted and, subject to certain convertible preferred stock class votes specified in the Company’s certificate of incorporation or as required by law, the holders of convertible preferred stock and common stock vote together on an “as-converted” basis.

Convertible Preferred Stock Warrants

The following table summarizes the Company’s outstanding convertible preferred stock warrants as of June 30, 2018:

	Warrants Outstanding (in thousands)	Exercise Price	Expiration Date
Series E	402	$0.6746	Dec-2022
Series F	878	$0.3356	Feb-2021
Series F	589	$0.3356	Aug-2023
Series F	589	$0.3356	Mar-2024
Series F	588	$0.3356	Dec-2024
	3,046

Immediately prior to the closing of the Company’s IPO on July 2, 2018, all of the Company’s outstanding convertible preferred stock warrants converted into 0.1 million common stock warrants.

11.	LOSS PER SHARE

The Company’s basic loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. The Company’s restricted stock awards (non-vested shares) are issued and outstanding at the time of grant but are excluded from the Company’s computation of weighted-average shares outstanding in the determination of basic loss per share until vesting occurs.

A net loss cannot be diluted, so when the Company is in a net loss position, basic and diluted loss per common share are the same. If in the future the Company achieves profitability, the denominator of a diluted earnings per common share calculation will include both the weighted-average number of shares outstanding and the number of common stock equivalents, if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents potentially include warrants, stock options and non-vested restricted stock awards using the treasury stock method, along with the effect, if any, from the potential conversion of outstanding securities, such as convertible preferred stock.

The following potentially dilutive securities outstanding as of June 30, 2018 and 2017 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	June 30,
	2018	2017
Stock options	2,855	2,076
Non-vested restricted stock awards	10	17
Convertible preferred stock warrants	105	85
Shares of convertible preferred stock “as-converted”	10,994	10,994

12.	SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its statements of operations for the three and six months ended June 30, 2018 and 2017 is as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
Cost of revenues	$5	$7	$9	$7
Sales and marketing	65	43	119	56
General and administrative	87	92	142	108
Research and development	35	14	66	27
Total	$192	$156	$336	$198

2003 Stock Incentive Plan

In April 2003 (and as subsequently amended), the Company adopted the 2003 Stock Incentive Plan, or 2003 Plan, which authorized the issuance of up to 3.1 million shares in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. The amount and terms of grants are determined by the Company’s board of directors. To date, the Company has granted restricted stock awards only to an independent member of its board of directors and only as compensation for board service. All stock options granted to date have had exercise prices equal to the estimated fair value, as determined by the board of directors, of the underlying common stock on the date of the grant. The contractual term of stock options is up to 10 years, and stock options are exercisable in cash or as otherwise determined by the board of directors. Generally, stock options vest 25% upon the first anniversary of the date of grant and the remainder ratably monthly thereafter for 36 months. As of June 30, 2018, there were 0.05 million shares available for future issuance under the 2003 Plan. As of the closing of the Company’s IPO, all shares available for issuance under the 2003 Plan were carried over to the newly adopted 2018 Stock Incentive Plan, or 2018 Plan. Therefore, the Company will not issue any additional equity awards under the 2003 Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2018:

	Number of Shares under Option (in thousands)	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	2,444	$2.39
Granted	502	$5.94
Exercised	(26)	$1.43
Forfeited	(65)	$3.20
Outstanding at June 30, 2018	2,855	$3.00	7.6	$67,395
Exercisable at June 30, 2018	1,426	$2.22	6.3	$34,779
Vested and expected to vest at June 30, 2018	2,855	$3.00	7.6	$67,395

The Company recognized share-based compensation expense related to stock options of $0.2 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was $2.7 million of total unrecognized compensation cost related to non-vested stock options which the Company expects to recognize over a weighted-average period of 3.2 years. The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2018 was estimated at $3.64 per option. The total intrinsic value of stock options exercised during the six months ended June 30, 2018 was $0.1 million.

For the six months ended June 30, 2018, the grant-date fair value of stock options was estimated at the time of grant using the following weighted-average inputs and assumptions in the Black-Scholes option pricing model:

Estimated fair value of common stock	$5.94
Exercise price	$5.94
Expected term (in years)	6.0
Risk-free interest rate	2.7%
Expected volatility	65.8%
Dividend yield	0%

In April 2018, the Company’s board of directors granted options to purchase 54,794 shares of common stock to the members of the board. These options have an exercise price of $5.22 and vest in 12 equal monthly installments beginning in March 2018; however, the entire grant was subject to forfeiture if an initial public offering of the Company’s common stock did not occur by December 31, 2018. The estimated grant-date fair value of the options awards was $0.2 million. Upon the closing of the Company’s IPO on July 2, 2018, the Company will immediately recognize the fair value of the vested portion of the awards as share-based compensation expense, with the unvested portion to be recognized as share-based compensation expense ratably over the remaining service period.

Restricted Stock Awards

The following table summarizes the Company’s restricted stock award activity for the six months ended June 30, 2018:

	Non-vested Restricted Stock Awards (in thousands)	Weighted- average Grant-date Fair Value
Non-vested at December 31, 2017	16	$2.32
Vested	(6)	$2.32
Non-vested at June 30, 2018	10	$2.32

The Company recognized minimal share-based compensation expense related to restricted stock awards during the three and six months ended June 30, 2018 and 2017. As of June 30, 2018, there was minimal unrecognized compensation cost related to non-vested restricted stock awards which the Company expects to recognize over a weighted-average period of 9 months. The total fair value at the vesting date of restricted stock awards vested during the six months ended June 30, 2018 was $0.05 million.

13.	EMPLOYEE BENEFIT PLANS

401(k) Defined Contribution Plan

The Company maintains a 401(k) defined contribution retirement plan which covers all of its employees. Employees are eligible to participate on the first of the month following their date of hire. Under the 401(k) plan, participating employees may defer up to 100% of their pre-tax salary but not more than statutory limits. There is currently no employer matching of employee contributions and employee contributions vest immediately.

14.	COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements

The Company has entered into an employment agreement and offer letters with certain key executives, providing for compensation and severance in certain circumstances, as defined in the agreements.

Leases

In January 2013, the Company entered into a 93-month lease for its headquarters office and warehouse. The Company also rents certain office equipment. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not yet paid. Landlord allowances for tenant improvements are deferred and recognized as a reduction to rent expense on a straight-line basis and over the remaining lease term.

Legal Matters

The Company is subject from time to time to various claims and legal actions arising during the ordinary course of its business. Management believes that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

15.	GEOGRAPHICAL SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company currently operates in one business segment as it is managed and operated as one business. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its products or product development.

The following geographic data includes revenue generated from the Company’s third-party distributors. The Company’s revenue was generated in the following geographic regions for the years indicated (in thousands):

	Revenues by Geography
	Three Months ended June 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
United States	$12,898	97%	$10,225	99%
International	354	3%	83	1%
Total revenues	$13,252	100%	$10,308	100%

	Revenues by Geography
	Six Months ended June 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
United States	$22,870	98%	$17,619	99%
International	534	2%	215	1%
Total revenues	$23,404	100%	$17,834	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with our unaudited interim financial statements and related notes thereto included elsewhere herein. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our IPO prospectus filed with the Securities and Exchange Commission, or SEC, on June 29, 2018. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

We are a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from psychiatric disorders. Our first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation, or TMS, to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the United States Food and Drug Administration, or FDA, to treat adult patients with major depressive disorder, or MDD, that have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. NeuroStar Advanced Therapy is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We believe we are the market leader in TMS therapy based on our U.S. installed base of 816 active NeuroStar Advanced Therapy Systems in approximately 637 psychiatrist offices as of June 30, 2018 and the estimated 54,000 patients treated with approximately 1.9 million treatment sessions through such date. We generated revenues of $13.3 million and $23.4 million for the three and six months ended June 30, 2018, respectively.

We designed the NeuroStar Advanced Therapy System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of existing treatment options. We generate revenues from initial capital sales of our systems, recurring treatment sessions and service and repair and extended warranty contracts. We derive the majority of our revenues from recurring treatment sessions. For the three months ended June 30, 2018, revenues from sales of our treatment sessions and NeuroStar Advanced Therapy Systems represented 69% and 28% of our U.S. revenues, respectively. For the six months ended June 30, 2018, revenues from sales of our treatment sessions and NeuroStar Advanced Therapy Systems represented 71% and 26% of our U.S. revenues, respectively.

We currently sell our NeuroStar Advanced Therapy System and recurring treatment sessions in the United States through our direct sales and customer support team, which was comprised of 132 people as of June 30, 2018. Our sales force primarily targets 15,100 psychiatrists at 3,600 high-decile psychiatric practices that we estimate, based on data from Symphony Health and our own internal estimates, treat approximately 33% of the total MDD patients in the United States who meet our labeled indication and are insured. We expect to continue to expand our direct sales and customer support team to further penetrate the market by demonstrating the benefits of our NeuroStar Advanced Therapy to psychiatrists and their MDD patients. Some of our customers have and may purchase more than one NeuroStar Advanced Therapy System. Based on our commercial data, we believe psychiatrists can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients. We believe psychiatrists can generate approximately $7,500 to $10,000 of revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We have a diverse customer base of psychiatrists in group psychiatric practices in the United States. No single customer accounted for more than 10% of our revenues for the three and six months ended June 30, 2018. Patients are reimbursed by Medicare and the vast majority of commercial payors in the United States for treatment sessions utilizing our NeuroStar Advanced Therapy System.

We market our products in a few select markets outside the United States through independent distributors. International revenues represented 3% and 2% of our total revenues for the three and six months ended June 30, 2018, respectively. In October 2017, we entered into an exclusive distribution agreement with Teijin Pharma Limited, or Teijin, for the distribution of our NeuroStar Advanced Therapy Systems and treatment sessions to customers who will treat patients with MDD in Japan. We received regulatory approval for our system in Japan in September 2017, and we plan to work with Teijin to obtain reimbursement or approval for NeuroStar Advanced Therapy in Japan in 2018. We expect our international revenues to increase as a percentage of our total revenues as we grow our presence in Japan.

Our research and development efforts are focused on the following: hardware and software product developments and enhancements of our NeuroStar Advanced Therapy System and clinical development relating to additional indications, which may include bipolar depression and post-traumatic stress disorder. We outsource the manufacture of components of our NeuroStar Advanced Therapy Systems that are produced to our specifications, and individual components are either shipped directly from our third-party contract manufacturers to our customers or consolidated into pallets at our Malvern, Pennsylvania facility prior to shipment. Final installation of these systems occurs at the customer site.

Our total revenues increased by $2.9 million, or 29%, from $10.3 million for the three months ended June 30, 2017 to $13.3 million for the three months ended June 30, 2018 and by $5.6 million, or 31%, from $17.8 million for the six months ended June 30, 2017 to $23.4 million for the six months ended June 30, 2018. For the three and six months ended June 30, 2018, our U.S. revenues were $12.9 million and $22.9 million, respectively, compared to $10.2 million and $17.6 million for the three and six months ended June 30, 2017, respectively, which represent increases of 26% and 30% period over period. Due to the seasonality of our sales, during the first quarter of each year, we typically experience reduced revenues compared to our other quarters. We incurred net losses of $7.5 million and $13.0 million for the three and six months ended June 30, 2018, respectively, compared to net losses of $2.9 million and $7.4 million for the three and six months ended June 30, 2017, respectively. We expect to continue to incur losses for the next several years as we expand our commercial organization to support our planned sales growth and while continuing to invest in our pipeline indications. As of June 30, 2018, we had an accumulated deficit of $209.9 million.

On July 2, 2018, we closed our initial public offering, or IPO, in which we issued and sold 6.325 million shares of our common stock, which included the exercise of the underwriters’ option to purchase an additional 0.825 million shares of common stock, at a public offering price of $17.00 per share. We received net proceeds of $100.0 million after deducting underwriting discounts and commissions of $7.5 million but before deducting other offering expenses. Our common stock is listed on the Nasdaq Global Market under the trading symbol “STIM.” Our primary sources of capital to date have been from our IPO, private placements of our convertible preferred securities, borrowings under our credit facilities and revenues from sales of our products.

Components of Our Results of Operations

Revenues

To date, we have generated revenues primarily from the capital portion of our business and related sales and rentals of the NeuroStar Advanced Therapy System and the recurring revenues from our sale of treatment sessions in the United States.

NeuroStar Advanced Therapy System Revenues.    NeuroStar Advanced Therapy System revenues consist primarily of sales or rentals of a capital component, including upgrades to the equipment attributable to the initial sale of the system. NeuroStar Advanced Therapy Systems can be purchased outright or on a rent-to-own basis by certain customers. We had an installed base of 816 and 690 active NeuroStar Advanced Therapy Systems as of June 30, 2018 and 2017, respectively.

Treatment Session Revenues.    Treatment session revenues primarily include sales of NeuroStar Treatment Sessions and SenStar treatment links. The NeuroStar Treatment Sessions are access codes that are delivered electronically in the United States. The SenStar treatment links are disposable units containing single-use access codes that are sold and used outside the United States. Access codes are purchased separately by our customers, primarily on an as-needed basis, and are required by the NeuroStar Advanced Therapy System in order to deliver treatment sessions.

Other Revenues.    Other revenues are derived primarily from service and repair and extended warranty contracts with our existing customers.

We refer you to the section titled “Critical Accounting Policies and Use of Estimates—Revenue Recognition” appearing in our IPO prospectus filed with the SEC on June 29, 2018 for additional information regarding how we account for revenues.

Cost of Revenues and Gross Margin

Cost of revenues primarily consists of the costs of components and products purchased from our third-party contract manufacturers of our NeuroStar Advanced Therapy Systems as well as the cost of treatment packs for individual treatment sessions. We use third-party contract manufacturing partners to produce the components for and assemble the completed NeuroStar Advanced Therapy Systems. Cost of revenues also includes costs related to personnel, royalties, warranty, shipping, and our operations and field service departments. We expect our cost of revenues to increase in absolute dollars as and to the extent our revenues grow.

Our gross profit is calculated by subtracting our cost of revenues from our revenues. We calculate our gross margin as our gross profit divided by our revenues. Our gross margin has been and will continue to be affected by a variety of factors, primarily product sales mix, pricing and third-party contract manufacturing costs. Our gross margins on revenues from sales of NeuroStar Advanced Therapy Systems are lower than our gross margins on revenues from sales of treatment sessions and, as a result, the sales mix between NeuroStar Advanced Therapy Systems and treatment sessions can affect the gross margin in any reporting period.

Sales and Marketing Expenses

Sales and marketing expenses consist of market research and commercial activities related to the sale of our NeuroStar Advanced Therapy Systems and treatment sessions and salaries and related benefits, sales commissions and share-based compensation for employees focused on these efforts. Other significant sales and marketing costs included conferences and trade shows, promotional and marketing activities, including direct and online marketing, practice support programs, television and radio media campaigns, travel and training expenses.

We anticipate a significant increase in headcount in our commercial organization and in expenses in executing on our growth initiatives as we continue to expand our business in the United States and internationally. As a result, we expect our sales and marketing expenses to continue to increase in absolute dollars.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, including salaries and related benefits, share-based compensation and travel expenses, for employees in executive, finance, information technology, legal and human resource functions. General and administrative expenses also include the cost of insurance, outside legal fees, accounting and other consulting services, audit fees from our independent registered public accounting firm, board of directors’ fees and other administrative costs, such as corporate facility costs, including rent, utilities, depreciation and maintenance not otherwise included in cost of revenues.

We anticipate that our general and administrative expenses will increase in absolute dollars because of an expanded infrastructure and an increased headcount. We anticipate higher corporate infrastructure costs including, but not limited to, accounting, legal, human resources, consulting and investor relations fees, listing fees on the Nasdaq Global Market, costs associated with SEC reporting and compliance, as well as increased director and officer insurance premiums, as a result of becoming a public company.

Research and Development Expenses

Research and development expenses consist primarily of personnel expenses, including salaries and related benefits and share-based compensation for employees in clinical development, product development, regulatory and quality assurance functions, as well as expenses associated with outsourced professional scientific development services and costs of investigative sites and consultants that conduct our preclinical and clinical development programs. We typically use our employee, consultant and infrastructure resources across our research and development programs.

We plan to incur research and development expenses for the near future as we expect to continue our development of TMS Therapy for the treatment of additional patient populations and new indications, which may include bipolar depression, post-traumatic stress disorder and potential other clinical indications yet to be determined, as well as for various hardware and software development projects. As a result, we expect our research and development expenses to continue to increase in absolute dollars.

Interest Expense

Interest expense consists of cash interest payable under our credit facility and non-cash interest attributable to the accrual of final payment fees and the amortization of deferred financing costs related to our indebtedness.

Other Expense (Income), Net

Other expense (income), net consists primarily of the revaluation related to our convertible preferred stock warrants, which are accounted for as a liability as of June 30, 2018 and marked-to-market at each reporting period, as well as gains and losses on the disposal of fixed assets and interest income earned on our money market account balances. Upon the closing of our IPO on July 2, 2018, all of our outstanding convertible preferred stock warrants converted into common stock warrants, resulting in the reclassification of the convertible preferred stock warrant liability into additional paid-in capital.

Results of Operations

Comparison of the Three Months ended June 30, 2018 and 2017

	Three Months ended June 30,		Increase / (Decrease)
	2018	2017	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$13,252	$10,308	$2,944	29%
Cost of revenues	3,245	2,501	744	30%
Gross Profit	10,007	7,807	2,200	28%
Gross Margin	76%	76%
Operating expenses:
Sales and marketing	9,835	6,400	3,435	54%
General and administrative	3,078	1,837	1,241	68%
Research and development	2,330	2,147	183	9%
Total operating expenses	15,243	10,384	4,859	47%
Loss from Operations	(5,236)	(2,577)	(2,659)	-103%
Other (income) expense:
Interest expense	900	711	189	27%
Other expense (income), net	1,360	(420)	1,780	424%
Net Loss	$(7,496)	$(2,868)	$(4,628)	-161%

	Revenues by Geography Three Months ended June 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
United States	$12,898	97%	$10,225	99%
International	354	3%	83	1%
Total revenues	$13,252	100%	$10,308	100%

	U.S. Revenues by Product Category Three Months ended June 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$3,568	28%	$2,510	25%
Treatment sessions	8,920	69%	7,388	72%
Other	410	3%	327	3%
Total U.S. revenues	$12,898	100%	$10,225	100%

Revenues

Total revenues increased by $2.9 million, or 29%, from $10.3 million for the three months ended June 30, 2017 to $13.3 million for the three months ended June 30, 2018. Revenues in the United States increased by $2.7 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to higher unit sales of both NeuroStar Advanced Therapy Systems and treatment sessions. International revenues increased for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to the recognition of deferred revenue related to the upfront and milestone payments received in the fourth quarter of 2017 and an initial order, both related to our distribution agreement with Teijin for Japan.

Revenues in the United States increased by $2.7 million, or 26%, from $10.2 million for the three months ended June 30, 2017 to $12.9 million for the three months ended June 30, 2018. NeuroStar Advanced Therapy System revenues in the United States grew by $1.1 million, or 42%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, based on 44% higher unit volume, partially offset by 2% lower average selling prices. Included in the U.S. NeuroStar Advanced Therapy System revenues for the three months ended June 30, 2018 was a multi-unit order in the amount of $0.5 million. NeuroStar Advanced Therapy System revenues represented 28% and 25% of U.S. revenues for the three months ended June 30, 2018 and 2017, respectively. We believe the growth in NeuroStar Advanced Therapy System revenues between these two periods was the result of the efforts of our expanded commercial organization and increased marketing efforts. As of June 30, 2018, we had an installed base of 816 active systems in the United States, compared to 690 as of June 30, 2017.

Treatment session revenues in the United States represented 69% and 72% of total revenues in the United States for the three months ended June 30, 2018 and 2017, respectively, and increased by 21% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in United States treatment session revenues was primarily the result of a 25% increase in the number of treatment sessions performed. This was partially offset by a 4% decline in average selling price due to certain volume pricing discounts within our existing customer base.

Cost of Revenues and Gross Margin

Cost of revenues increased by $0.7 million, or 30%, from $2.5 million for the three months ended June 30, 2017 to $3.2 million for the three months ended June 30, 2018. The increase was primarily due to increased NeuroStar Advanced Therapy System sales becoming a slightly larger portion of the sales mix. Gross margin decreased slightly from 75.7% for the three months ended June 30, 2017 to 75.5% for the three months ended June 30, 2018.

Sales and Marketing Expenses

Sales and marketing expenses increased by $3.4 million, or 54%, from $6.4 million for the three months ended June 30, 2017 to $9.8 million for the three months ended June 30, 2018. The increase was primarily due to increased personnel costs as a result of our sales expansion activities, as well as higher sales commissions and marketing expenses, consistent with our growth in revenues.

General and Administrative Expenses

General and administrative expenses increased by $1.2 million, or 68%, from $1.8 million for the three months ended June 30, 2017 to $3.1 million for the three months ended June 30, 2018. The increase was primarily due to an increase in personnel and legal, accounting and other professional services expenses required to support the growth of our business and to ready the infrastructure for public company reporting.

Research and Development Expenses

Research and development expenses increased $0.2 million, or 9%, from $2.1 million for the three months ended June 30, 2017 to $2.3 million for the three months ended June 30, 2018. The increase was primarily due to higher product development costs related to the launch of the next generation of our NeuroStar Advanced Therapy System and TrakStar practice management system, which were partially offset by a decline in spending on clinical studies.

Interest Expense

Interest expense increased $0.2 million, or 27%, from $0.7 million for the three months ended June 30, 2017 to $0.9 million for the three months ended June 30, 2018, primarily as a result of higher cash interest expenses related to the $10.0 million increase during 2017 in principal borrowings under our $35.0 million credit facility, a coupon rate of interest on the total $30.0 million of principal borrowings outstanding which is currently approximately 1% higher versus the prior year period and higher non-cash interest expenses accrued in connection with the final payment fees due to the lender under the agreement.

Other Expense (Income), Net

Other expense (income), net, which includes the change in the fair value of the liability related to our outstanding convertible preferred stock warrants, increased by $1.8 million, from $(0.4) million for the three months ended June 30, 2017 to $1.4 million for the three months ended June 30, 2018. The increase was driven by a non-cash charge of $1.4 million to revalue our convertible preferred stock warrant liability based on the closing stock price on June 29, 2018, following the pricing of our IPO on June 27, 2018. Upon the closing of our IPO on July 2, 2018, all of our outstanding convertible preferred stock warrants converted into common stock warrants, resulting in the reclassification of our convertible preferred stock warrant liability into additional paid-in capital. The three months ended June 30, 2017 included a non-cash gain of $0.4 million to revalue our convertible preferred stock warrant liability as a result of the closing of our sale of Series G convertible preferred stock.

Comparison of the Six Months ended June 30, 2018 and 2017

	Six Months ended June 30,		Increase / (Decrease)
	2018	2017	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$23,404	$17,834	$5,570	31%
Cost of revenues	5,702	4,039	1,663	41%
Gross Profit	17,702	13,795	3,907	28%
Gross Margin	76%	77%
Operating expenses:
Sales and marketing	17,944	12,706	5,238	41%
General and administrative	5,714	3,479	2,235	64%
Research and development	3,885	4,175	(290)	-7%
Total operating expenses	27,543	20,360	7,183	35%
Loss from Operations	(9,841)	(6,565)	(3,276)	-50%
Other (income) expense:
Interest expense	1,821	1,261	560	44%
Other expense (income), net	1,331	(444)	1,775	400%
Net Loss	$(12,993)	$(7,382)	$(5,611)	-76%

	Revenues by Geography Six Months ended June 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
United States	$22,870	98%	$17,619	99%
International	$534	2%	$215	1%
Total revenues	$23,404	100%	$17,834	100%

	U.S. Revenues by Product Category Six Months ended June 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$5,941	26%	$3,831	22%
Treatment sessions	16,160	71%	13,137	75%
Other	769	3%	651	3%
Total U.S. revenues	$22,870	100%	$17,619	100%

Revenues

Total revenues increased by $5.6 million, or 31%, from $17.8 million for the six months ended June 30, 2017 to $23.4 million for the three months ended June 30, 2018. Revenues in the United States increased by $5.3 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to higher unit sales of both NeuroStar Advanced Therapy Systems and treatment sessions. International revenues increased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to the recognition of deferred revenue related to the upfront and milestone payments received in the fourth quarter of 2017 and an initial order, both related to our distribution agreement with Teijin for Japan.

Revenues in the United States increased by $5.3 million, or 30%, from $17.6 million for the six months ended June 30, 2017 to $22.9 million for the six months ended June 30, 2018. NeuroStar Advanced Therapy System revenues in the United States grew by $2.1 million, or 55%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, based on 54% higher unit volume and 1% higher average selling prices. Included in the U.S. NeuroStar Advanced Therapy System revenues for the six months ended June 30, 2018 was a multi-unit order during the second quarter in the amount of $0.5 million. NeuroStar Advanced Therapy System revenues represented 26% and 22% of U.S. revenues for the six months ended June 30, 2018 and 2017, respectively. We believe the growth in NeuroStar Advanced Therapy System revenues between these two periods was the result of the efforts of our expanded commercial organization and increased marketing efforts. As of June 30, 2018, we had an installed base of 816 active systems in the United States, compared to 690 as of June 30, 2017.

Treatment session revenues in the United States represented 71% and 75% of total revenues in the United States for the six months ended June 30, 2018 and 2017, respectively, and increased by 23% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in United States treatment session revenues was primarily the result of a 27% increase in the number of treatment sessions performed. This was partially offset by a 4% decline in average selling price due to certain volume pricing discounts within our existing customer base.

Cost of Revenues and Gross Margin

Cost of revenues increased by $1.7 million, or 41%, from $4.0 million for the six months ended June 30, 2017 to $5.7 million for the six months ended June 30, 2018. The increase was primarily due to increased NeuroStar Advanced Therapy System sales becoming a larger portion of the sales mix. Gross margin decreased from 77.4% for the six months ended June 30, 2017 to 75.6% for the six months ended June 30, 2018. The decline in gross margin was due to the higher mix of NeuroStar Advanced Therapy System revenues in the six months ended June 30, 2018 in relation to treatment session revenues, as well as the reduction in the average selling price of our treatment sessions discussed above.

Sales and Marketing Expenses

Sales and marketing expenses increased by $5.2 million, or 41%, from $12.7 million for the six months ended June 30, 2017 to $17.9 million for the six months ended June 30, 2018. The increase was primarily due to increased personnel costs as a result of our sales and marketing expansion activities, as well as higher sales commissions and marketing expenses, consistent with our growth in revenues.

General and Administrative Expenses

General and administrative expenses increased by $2.2 million, or 64%, from $3.5 million for the six months ended June 30, 2017 to $5.7 million for the six months ended June 30, 2018. The increase was primarily due to an increase in personnel and legal, accounting and other professional services expenses required to support the growth of our business and to ready the infrastructure for public company reporting.

Research and Development Expenses

Research and development expenses decreased $0.3 million, or 7%, from $4.2 million for the six months ended June 30, 2017 to $3.9 million for the six months ended June 30, 2018. The decrease was primarily due to a decline in spending on clinical studies, which was partially offset by expenses relating to the launch of the next generation of our NeuroStar Advanced Therapy System and TrakStar practice management system.

Interest Expense

Interest expense increased $0.6 million, or 44%, from $1.3 million for the six months ended June 30, 2017 to $1.8 million for the six months ended June 30, 2018, primarily as a result of higher cash interest expenses related to the $10.0 million increase during 2017 in principal borrowings under our $35.0 million credit facility, a coupon rate of interest on the total $30.0 million of principal borrowings outstanding which is currently approximately 1% higher versus the prior year period and higher non-cash interest expenses accrued in connection with the final payment fees due to the lender under the agreement.

Other Expense (Income), Net

Other expense (income), net, which includes the change in the fair value of the liability related to our outstanding convertible preferred stock warrants, increased by $1.8 million, from $(0.4) million for the six months ended June 30, 2017 to $1.3 million for the six months ended June 30, 2018. The increase was driven by a non-cash charge of $1.4 million to revalue the convertible preferred stock warrant liability based on the closing stock price on June 29, 2018, following the pricing of our IPO on June 27, 2018. Upon the closing of our IPO on July 2, 2018, all of our outstanding convertible preferred stock warrants converted into common stock warrants, resulting in the reclassification of our convertible preferred stock warrant liability into additional paid-in capital. The six months ended June 30, 2017 included a non-cash gain of $0.4 million to revalue our convertible preferred stock warrant liability as a result of the closing of our sale of Series G convertible preferred stock.

Liquidity and Capital Resources

Overview

On July 2, 2018, we closed our IPO, in which we issued and sold 6.325 million shares of our common stock, which included the exercise of the underwriters’ option to purchase an additional 0.825 million shares of common stock, at a public offering price of $17.00 per share. We received net proceeds of $100.0 million after deducting underwriting discounts and commissions of $7.5 million but before deducting other offering expenses. Our common stock is listed on the Nasdaq Global Market under the trading symbol “STIM.”

As of June 30, 2018, we had cash and cash equivalents of $14.5 million and an accumulated deficit of $209.9 million, compared to cash and cash equivalents of $29.1 million and an accumulated deficit of $196.9 million as of December 31, 2017. We incurred negative cash flows from operating activities of $13.4 million and $9.5 million for the six months ended June 30, 2018 and 2017, respectively. We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to expand our sales and marketing initiatives to support our growth in existing and new markets, invest funds in additional research and development activities and utilize cash for other corporate purposes. Our primary sources of capital to date have been from our IPO, private placements of our convertible preferred securities, borrowings under our credit facilities and sales of our products. As of June 30, 2018, we had $30.0 million of borrowings outstanding under our credit facility, which matures in March 2022.

We expect our revenues and expenses to increase in connection with our on-going activities, particularly as we continue to execute on our growth strategy, including expansion of our sales and customer support teams. We also expect to incur additional costs now that we are a public company. Based on our current business plan, we believe that our IPO proceeds, cash and cash equivalents as of June 30, 2018 and anticipated revenues from sales of our products will be sufficient to meet our anticipated cash requirements for at least the next 24 months after June 30, 2018. However, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional common or preferred equity or debt securities, or enter into a new credit facility. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all. It is also possible that we may allocate significant amounts of capital towards products or technologies for which market demand is lower than expected and, as a result, abandon such efforts. If we are unable to obtain adequate financing when we require it, or if we obtain financing on terms which are not favorable to us, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may be required to delay the development, commercialization and marketing of our products.

Our current and future funding requirements will depend on many factors, including:

•	our ability to achieve revenue growth and improve operating margins;
•	the cost of expanding our operations and offerings, including our sales and marketing efforts;
•	our ability to improve or maintain coverage and reimbursement arrangements with domestic third-party and government payors;
•	our rate of progress in establishing coverage and reimbursement arrangements from international commercial third-party and government payors, particularly in Japan;
•	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our products and maintaining or improving our sales to our current customers;
•	the cost of research and development activities, including research and development relating to additional indications, which may include bipolar depression and PTSD;
•	the effect of competing technological and market developments;
•	costs related to international expansion; and
•	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months ended June 30,
	2018	2017
	(in thousands)
Net Cash Used in Operating Activities	$(13,397)	$(9,481)
Net Cash Used in Investing Activities	(513)	(152)
Net Cash (Used in) Provided by Financing Activities	(693)	18,826
Net (Decrease) Increase in Cash and Cash Equivalents	$(14,603)	$9,193

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 was $13.4 million, consisting primarily of a net loss of $13.0 million and a decrease in net operating liabilities of $3.1 million, partially offset by non-cash charges of $2.7 million. The decrease in net operating liabilities was primarily due to a decrease in accrued expenses as a result of first quarter 2018 payments of 2017 incentive compensation and commissions accrued as of December 31, 2017. Non-cash charges consisted of depreciation and amortization, non-cash interest expense, share-based compensation, the cost of rental units purchased by customers and the change in the fair value of the liability related to our outstanding convertible preferred stock warrants.

Net cash used in operating activities for the six months ended June 30, 2017 was $9.5 million, consisting primarily of a net loss of $7.4 million and a decrease in net operating liabilities of $2.5 million, partially offset by non-cash charges of $0.4 million. The decrease in net operating liabilities was primarily due to a decrease in accounts payable due to timing of payments and a decrease in accrued expenses as a result of first quarter 2017 payments of 2016 incentive compensation and commissions accrued as of December 31, 2016. Non-cash charges consisted of depreciation and amortization, non-cash interest expense, share-based compensation, the cost of rental units purchased by customers and the change in the fair value of the liability related to our outstanding convertible preferred stock warrants.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 was $0.5 million, compared to net cash used in investing activities for the six months ended June 30, 2017 of $0.2 million, in each case attributable to purchases of property and equipment and capitalized software costs.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activates for the six months ended June 30, 2018 was $0.7 million, consisting primarily of $0.7 million of payments of initial public offering costs, slightly offset by cash proceeds from the exercises of stock options. Net cash provided by financing activities for the six months ended June 30, 2017 was $18.8 million, consisting of $14.8 million of net proceeds from our issuance of Series G convertible preferred stock and $5.0 million of borrowings under our current $35.0 million credit facility, partially offset by payment of $1.0 million of deferred debt issuance costs incurred in connection with our March 2017 amendment to our credit facility.

Indebtedness

Current $35.0 Million Credit Facility

In March 2017, we entered into a new loan and security agreement with Oxford Finance LLC, or Oxford, for a credit facility that replaced our previous $25.0 million credit facility with Oxford and which allows us to borrow up to $35.0 million in three tranches of term loans: a Term A Loan in the amount of $25.0 million, which was drawn down immediately upon closing in March 2017, a Term B Loan in the amount of $5.0 million, which was drawn down in December 2017, and a Term C Loan in the amount of $5.0 million, which became available to us upon the achievement of $45.0 million of trailing twelve month revenues during the second quarter of 2018. Upon achieving the required revenue milestone, we had 60 days to notify our lender if we elected to borrow the Term C Loan. As a result of completing our IPO on July 2, 2018 and receiving net proceeds of $100.0 million, we elected not to borrow the additional $5.0 million. Each term loan accrues interest from the date of borrowing through the date of repayment at a floating per annum rate of interest, which resets monthly and is equal to the greater of (a) 8.15% or (b) the 30 day U.S. LIBOR on the last business day of the month plus 7.38%. At the date of each borrowing, we were required to issue to Oxford warrants to purchase our Series F or later series of convertible preferred stock with a seven year term and in an amount equal to 3.95% of the first $5.0 million of each tranche borrowed. The credit facility matures and all amounts borrowed thereunder are due on March 1, 2022. As of June 30, 2018, we had borrowed and had outstanding an aggregate of $30.0 million of principal under our credit facility.

The Term A Loan features an interest-only period through March 2019, during which time we are required to make monthly interest payments, after which time we are required to make monthly payments of principal and interest based on a 36-month amortization schedule. However, upon the achievement of $45.0 million of revenues during fiscal 2018, the interest-only period can be extended for an additional 12 months through March 2020 and the amortization period then becomes 24 months. In connection with the drawdown of the Term A Loan, we issued to the lender a warrant to purchase 588,498 shares of our Series F convertible preferred stock, which has an exercise price of $0.3356 per share and which expires in March 2024. These convertible preferred stock warrants converted into common stock warrants immediately prior to the closing of our IPO on July 2, 2018.

The Term B Loan features an interest-only period through March 2019, during which time we are required to make monthly interest payments, after which time we are required to make monthly payments of principal and interest based on a 36-month amortization schedule. However, upon the achievement of $45.0 million of revenues during fiscal 2018, the interest-only period can be extended for an additional 12 months through March 2020 and the amortization period then becomes 24 months. In connection with the drawdown of the Term B Loan, we issued to the lender a warrant to purchase 588,498 shares of our Series F convertible preferred stock, which has an exercise price of $0.3356 per share and which expires in December 2024. These convertible preferred stock warrants converted into common stock warrants immediately prior to the closing of our IPO on July 2, 2018.

In addition to principal and interest payments due under the credit facility, we are required to make final payment fees to the lender due upon the earlier of prepayment or maturity of each tranche, which are equal to 8% and 7% of the principal amounts of the Term A and Term B Loans, respectively, except that if the interest-only periods on the Term A and Term B Loans are extended then the final payment fees increase to 8.5% and 7.5% of the principal amounts of the Term A and Term B Loans, respectively. We accrue the estimated final payment fees using the effective interest rate, with a charge to non-cash interest expense, over the term of borrowing for each tranche. As of both June 30, 2018 and December 31, 2017, the effective interest rates for the Term A and Term B Loans were 10.7% and 11.6%, respectively. If we prepay our term loans prior to their respective scheduled maturities, we will also be required to make prepayment fees to the lender equal to 3% if prepaid on or before the first anniversary of funding, 2% if prepaid after the first and on or before the second anniversary of funding or 1% if prepaid after the second anniversary of funding of the principal amounts borrowed.

Our obligations under the credit facility are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. We have agreed not to pledge or otherwise encumber any of our intellectual property. The loan and security agreement related to our credit facility includes a financial maintenance covenant that requires us to achieve at least 75% of our trailing 12-month forecasted revenues, as measured each month in accordance with a forecast that we provided to Oxford upon signing the agreement and future forecasts that we are required to deliver to the lenders each year for the life of the credit facility, as well as customary affirmative and negative covenants. We were in compliance with all of the covenants under our credit facility as of June 30, 2018.

The loan and security agreement related to our credit facility contains events of default, including, without limitation, events of default upon: (i) failure to make payment pursuant to the terms of the agreement; (ii) violation of covenants; (iii) material adverse changes to our business; (iv) attachment or levy on our assets or judicial restraint on our business; (v) insolvency; (vi) significant judgments, orders or decrees for payments by us not covered by insurance; (vii) incorrectness of representations and warranties; (viii) incurrence of subordinated debt; (ix) revocation of governmental approvals necessary for us to conduct our business; and (x) failure by us to maintain a valid and perfected lien on the collateral securing the borrowing.

Based on a 36-month amortization of the outstanding principal amounts of the Term A and Term B Loans beginning on April 1, 2019 as discussed above, the following table sets forth by year our required future principal payments (in thousands):

Year:	Principal Payments
2018	$-
2019	7,500
2020	10,000
2021	10,000
2022	2,500
Total principal payments	$30,000

We currently anticipate that we will extend the interest-only periods on the Term A and Term B Loans upon achieving $45.0 million of revenues during fiscal 2018, which is currently expected to occur in the fourth quarter of 2018.

For the three months ended June 30, 2018, we recognized interest expense of $0.9 million, of which $0.7 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred financing costs and accrual of final payment fees. For the three months ended June 30, 2017, we recognized interest expense of $0.7 million, of which $0.5 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred financing costs and accrual of final payment fees.

For the six months ended June 30, 2018, we recognized interest expense of $1.8 million, of which $1.4 million was cash and $0.4 million was non-cash interest expense related to the amortization of deferred financing costs and accrual of final payment fees. For the six months ended June 30, 2017, we recognized interest expense of $1.3 million, of which $1.0 million was cash and $0.3 million was non-cash interest expense related to the amortization of deferred financing costs and accrual of final payment fees.

Previous $25.0 Million Credit Facility

Prior to March 2017, we had a $25.0 million credit facility in place with Oxford, which we entered into in February 2014 and which allowed us to borrow up to $25.0 million in three tranches of term loans: a Term A Loan in the amount of $15.0 million, a Term B Loan in the amount of $5.0 million, and a Term C Loan in the amount of $5.0 million, which was never drawn down. Each term loan accrued interest at per annum rates ranging from 8.5% to 8.9%. This facility featured an interest-only period on all tranches through March 2017, and we were also required to issue convertible preferred stock warrants to the lender at the time of borrowing of each tranche. These convertible preferred stock warrants converted into common stock warrants immediately prior to the closing of our IPO on July 2, 2018.

We accrued final payment fees using the effective interest rate, with a charge to non-cash interest expense, over the term of borrowing and until our entry into our current credit facility in March 2017, at which time we paid the lender $1.0 million in satisfaction of all final payment fee liabilities due under the prior credit facility.

We evaluated whether our current credit facility entered into in March 2017 represented a debt modification or extinguishment in accordance with ASC 470-50, Debt—Modifications and Extinguishments. Upon determining that the change in cash flows between the previous and current credit facilities was not greater than 10%, we accounted for the transaction as a debt modification. As of March 2017, the unamortized balance of deferred financing costs incurred in connection with the $25.0 million credit facility, and certain additional deferred financing costs incurred in connection with entry into our current credit facility, are being amortized to interest expense through March 2022 utilizing the effective interest method.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, partnerships or other relationships with unconsolidated entities, often referred to as structured finance or special-purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Commitments and Contractual Obligations

As of June 30, 2018, there were no significant changes to our commitments and future minimum contractual obligations as set forth in our IPO prospectus filed with the SEC on June 29, 2018.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, or Securities Act, for complying with new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from complying with new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions, including without limitation (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of this offering; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous six years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Recent Accounting Pronouncements

We refer you to “Note 4. Recent Accounting Pronouncements” in “Notes to Interim Financial Statements” located in “Part I – FINANCIAL INFORMATION, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for information regarding recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our cash is held on deposit in demand accounts at a large financial institution in amounts in excess of the Federal Deposit Insurance Corporation, or FDIC, insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Financial instruments that potentially subject us to concentrations of credit risk principally consist of cash equivalents and accounts receivable. We limit our credit risk associated with cash equivalents by placing investments in highly-rated money market funds. We limit our credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary, but we do not require collateral to secure amounts owed to us by our customers.

As discussed above in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Indebtedness” section of this Quarterly Report on Form 10-Q, our credit facility bears interest at a floating per annum rate of interest, which resets monthly and is equal to the greater of (a) 8.15% or (b) the 30 day U.S. LIBOR on the last business day of the month plus 7.38%. As a result, we are exposed to risks from changes in interest rates. We believe that a one point increase in interest rates would have resulted in an approximate $0.2 million increase to our interest expense for the year ended December 31, 2017.

Inflationary factors, such as increases in our cost of revenues and operating expenses, may adversely affect our operating results. Although we do not believe inflation has had a material impact on our financial condition, results of operations or cash flows to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin or decrease our operating expenses as a percentage of our revenues if our selling prices of our products do not increase as much or more than our costs increase.

We do not currently have any exposure to foreign currency fluctuations and do not engage in any hedging activities as part of our normal course of business.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

As a result of becoming a public company, we will be required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ended December 31, 2019. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The SEC defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be detected or prevented on a timely basis.

Inherent Limitations on Effectiveness of Controls and Procedures

Internal control over financial reporting may not prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are achieved. Further, the design of a control system must be balanced against resource constraints, and therefore the benefits of controls must be considered relative to their costs. Given the inherent limitations in all systems of controls, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Accordingly, given the inherent limitations in a cost-effective system of internal control, financial statement misstatements due to error or fraud may occur and may not be detected. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance of achieving their objectives. We conduct periodic evaluations of our systems of controls to enhance, where necessary, our control policies and procedures

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject from time to time to various claims and legal actions arising during the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 1A.	Risk Factors.

You should carefully consider the information described in the “Risk Factors” section of our IPO prospectus filed with the SEC on June 29, 2018. There have been no material changes to the risk factors described therein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

On April 25, 2018, pursuant to our 2003 Stock Incentive Plan, or 2003 Plan, we granted options to purchase 64,079 shares of our common stock at an exercise price of $5.22 per share to 29 employees and 54,794 shares of our common stock at an exercise price of $5.22 per share to 6 members of our board of directors. On June 8, 2018, pursuant to our 2003 Plan, we granted options to purchase 99,819 shares of our common stock at an exercise price of $10.14 per share to a newly hired executive and 6,011 shares of our common stock at an exercise price of $10.14 per share to six employees. These grants of stock options were exempt from registration under the Securities Act in reliance on Rule 701 as offers and sales of securities under written compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us.

Use of Proceeds

Our IPO was effected through a Registration Statement on Form S-1 (File No. 333-225307) that was declared effective by the SEC on June 27, 2018. On June 27, 2018, 6.325 million shares of our common stock were sold at a public offering price of $17.00 per share, for aggregate gross proceeds of $107.5 million. As of the date of filing this report, the offering has terminated, and all of the securities registered pursuant to the offering were sold prior to termination. Piper Jaffray & Co. and William Blair & Company, L.L.C. acted as joint book-running managers, Canaccord Genuity LLC acted as lead manager and BTIG, LLC and JMP Securities LLC acted as co-managers for the IPO.

On July 2, 2018, we received proceeds from the IPO of $100.0 million, which was net of underwriting discounts and commissions of $7.5 million. In connection with our IPO, we incurred offering expenses of $3.3 million, of which $0.8 million was paid prior to the closing of the transaction. The balance of the funds totaling $97.5 million shall be used in a manner consistent with the use of proceeds from the IPO as described in our IPO prospectus under the caption “Use of Proceeds,” which has not materially changed since the filing of our IPO prospectus with the SEC on June 29, 2018.

The foregoing expenses are a reasonable estimate of the expenses incurred by us in the offering and do not represent the exact amount of expenses incurred. All of the foregoing expenses were direct or indirect payments to persons other than (i) our directors, officers or any of their associates, (ii) persons owning 10% or more of our common stock or (iii) our affiliates.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit Number	Description

3.1+	Ninth Amended and Restated Certificate of Incorporation of Neuronetics, Inc., as filed with the SEC as Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-38546) on July 6, 2018.
3.2+	Second Amended and Restated Bylaws of Neuronetics, Inc., as filed with the SEC as Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-38546) on July 6, 2018.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Previously filed.
*	Filed herewith.
**

This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEURONETICS, INC. (Registrant)

Date: August 14, 2018	By:	/s/ Christopher Thatcher
	Name:	Christopher Thatcher
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2018	By:	/s/ Peter Donato
	Name:	Peter Donato
	Title:	VP, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)