Form 10-Q
period 2018-09-30
Neuronetics, Inc.
filed 2018-11-06
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[ ]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]   No [X]

There were 17,579,491 shares of the registrant’s common stock outstanding as of October 31, 2018.

NEURONETICS, INC.

Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEURONETICS, INC.

Balance Sheets

(Unaudited; In thousands, except per share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$106,760	$29,147
Accounts receivable, net	5,283	4,267
Inventory	2,614	2,468
Prepaid expenses and other current assets	2,082	1,123
Total current assets	116,739	37,005
Property and equipment, net	1,343	1,359
Other assets	897	574
Total Assets	$118,979	$38,938
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,102	$2,513
Accrued expenses	6,383	7,511
Deferred revenue	1,813	1,970
Current portion of long-term debt	5,000	-
Total current liabilities	15,298	11,994
Long-term debt, net	25,198	29,556
Deferred revenue	2,032	2,275
Deferred rent	103	151
Convertible preferred stock warrant liability	-	478
Total Liabilities	42,631	44,454
Commitments and contingencies (Note 14)
Convertible preferred stock, $0.01 par value: 308,593 shares previously authorized prior to initial public offering, issuable in series; no and 304,958 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively; no liquidation value at September 30, 2018	-	187,136
Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding at September 30, 2018 and December 31, 2017	-	-
Common stock, $0.01 par value: 200,000 shares authorized; 17,579 and 231 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	176	2
Additional paid-in capital	291,072	4,292
Accumulated deficit	(214,900)	(196,946)
Total Stockholders' Equity (Deficit)	76,348	(192,652)
Total Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)	$118,979	$38,938

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Operations

(Unaudited; In thousands, except per share data)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	$13,737	$10,491	$37,141	$28,325
Cost of revenues	3,034	2,636	8,736	6,675
Gross Profit	10,703	7,855	28,405	21,650
Operating expenses:
Sales and marketing	9,672	6,566	27,616	19,272
General and administrative	3,238	2,256	8,952	5,735
Research and development	2,125	1,843	6,010	6,018
Total operating expenses	15,035	10,665	42,578	31,025
Loss from Operations	(4,332)	(2,810)	(14,173)	(9,375)
Other (income) expense:
Interest expense	928	807	2,749	2,068
Other expense (income), net	(299)	136	1,032	(308)
Net Loss	$(4,961)	$(3,753)	$(17,954)	$(11,135)
Net loss per share of common stock outstanding, basic and diluted	$(0.29)	$(19.35)	$(2.99)	$(62.56)
Weighted-average common shares outstanding, basic and diluted	17,382	194	6,014	178

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statement of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited; In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2017	304,958	$187,136	231	$2	$4,292	$(196,946)	$(192,652)
Exercises of stock options	-	-	20	1	30	-	31
Share-based compensation expense	-	-	-	-	144	-	144
Net loss	-	-	-	-	-	(5,497)	(5,497)
Balance at March 31, 2018	304,958	187,136	251	3	4,466	(202,443)	(197,974)
Exercises of stock options	-	-	6	-	7		7
Share-based compensation expense	-	-	-	-	192		192
Net loss	-	-	-	-	-	(7,496)	(7,496)
Balance at June 30, 2018	304,958	187,136	257	3	4,665	(209,939)	(205,271)
Conversion of convertible preferred stock into common stock	(304,958)	(187,136)	10,994	109	187,027	-	187,136
Conversion of convertible preferred stock warrants into common stock warrants	-	-	-	-	1,874	-	1,874
Issuance of common stock in initial public offering, net of issuance costs of $3,465	-	-	6,325	64	96,471	-	96,535
Exercises of stock options	-	-	3	-	7	-	7
Share-based compensation expense	-	-	-	-	1,028	-	1,028
Net loss	-	-	-	-	-	(4,961)	(4,961)
Balance at September 30, 2018	-	$-	17,579	$176	$291,072	$(214,900)	$76,348

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Cash Flows

(Unaudited; In thousands)

	Nine Months ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(17,954)	$(11,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	671	455
Share-based compensation	1,364	295
Non-cash interest expense	642	542
Change in fair value of convertible preferred stock warrant liability	1,396	(250)
Cost of rental units purchased by customers	148	118
Changes in certain assets and liabilities:
Accounts receivable, net	(1,016)	(326)
Inventory	(767)	(519)
Prepaid expenses and other assets	(298)	(30)
Accounts payable	(594)	(819)
Accrued expenses	(1,461)	331
Deferred revenue	(400)	(45)
Deferred rent	(46)	(29)
Net Cash Used in Operating Activities	(18,315)	(11,412)
Cash Flows from Investing Activities:
Purchases of property and equipment and capitalized software	(650)	(319)
Net Cash Used in Investing Activities	(650)	(319)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock in initial public offering	99,998	-
Payments of public offering costs	(3,465)	-
Proceeds from exercises of stock options	45	30
Proceeds from issuance of Series G convertible preferred stock, net	-	14,825
Borrowings under credit facilities	-	5,000
Payments of debt issuance costs	-	(1,015)
Net Cash Provided by Financing Activities	96,578	18,840
Net Increase in Cash and Cash Equivalents	77,613	7,109
Cash and Cash Equivalents, Beginning of Period	29,147	17,040
Cash and Cash Equivalents, End of Period	$106,760	$24,149
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,057	$1,492
Transfer of inventory to property and equipment	$235	$248
Supplemental disclosure of non-cash financing activities:
Allocation of proceeds from debt financing to convertible preferred stock warrant liability	$-	$171
Conversion of convertible preferred stock into common stock	$187,136	$-
Conversion of convertible preferred stock warrants into common stock warrants	$1,874	$-

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

Initial Public Offering

On July 2, 2018, the Company closed its initial public offering, or IPO, in which the Company issued and sold 6.325 million shares of its common stock, which included shares sold pursuant to an option granted to the underwriters to purchase additional shares at a public offering price of $17.00 per share. The Company received net proceeds of $96.5 million after deducting underwriting discounts, commissions and other offering expenses paid by the Company. The Company’s common stock is listed on the Nasdaq Global Market under the trading symbol “STIM.” In addition, immediately prior to the closing of the IPO on July 2, 2018, (i) all of the Company’s outstanding shares of convertible preferred stock converted into an aggregate 11.0 million shares of common stock; (ii) all of the Company’s outstanding warrants to purchase convertible preferred stock converted into warrants to purchase common stock; and (iii) the Company filed an amended and restated certificate of incorporation to, among other things, decrease the number of shares of common stock, $0.01 par value per share, authorized for issuance to 200.0 million and to authorize the board of directors to issue up to 10.0 million shares of “blank check” preferred stock, $0.01 par value per share.

Liquidity

As of September 30, 2018, the Company had cash and cash equivalents of $106.8 million and an accumulated deficit of $214.9 million. The Company incurred negative cash flows from operating activities of $11.1 million for the year ended December 31, 2017 and $18.3 million for the nine months ended September 30, 2018. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company seeks to expand its sales and marketing initiatives to support its growth into existing and new markets and invest in additional research and development activities. The Company’s primary sources of capital to date have been proceeds from its IPO, private placements of its convertible preferred securities, borrowings under its credit facilities and revenues from sales of its products. As of September 30, 2018, the Company had $30.0 million of borrowings outstanding under its credit facility, which matures in March 2022. Management believes that the Company’s cash and cash equivalents as of September 30, 2018 and anticipated revenues from sales of its products are sufficient to fund the Company’s operations for at least the next 24 months after September 30, 2018.

2.	BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standards Board, or FASB.

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission, or SEC, which permit reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying balance sheets and statements of operations, changes in convertible preferred stock and stockholders’ deficit and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s IPO prospectus filed with the SEC on June 29, 2018, wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

Recapitalization

The Company effected a 0.0345-for-1 reverse split of its common stock on June 14, 2018. The reverse split combined each approximately 29 shares of the Company’s issued and outstanding common stock into one share of common stock and correspondingly adjusted the conversion price of its outstanding convertible preferred stock. No fractional shares were issued in connection with the reverse split. Any fractional share resulting from the reverse split was rounded down to the nearest whole share, and in lieu of any fractional share, the Company paid in cash to the holders of such fractional shares an amount equal to the fair market value, as determined by the board of directors, of such fractional shares. All share, per share and related information presented in these interim financial statements and the related notes thereto have been retroactively adjusted, where applicable, to reflect the reverse stock split.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), with guidance regarding the accounting for and disclosure of leases. The update requires lessees to recognize all leases, including operating leases, with a term greater than 12 months on the balance sheet. This update also requires lessees and lessors to disclose key information about their leasing transactions. This guidance will be effective for public companies for annual and interim periods beginning after December 15, 2018. For all other entities, including emerging growth companies, this standard will be effective for annual reporting periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the effect that this guidance will have on its financial statements and related disclosures. The Company expects the implementation of this standard to have an impact on its financial statements and related disclosures as its aggregate future minimum lease payments under its current non-cancelable off lease were $1.3 million as of September 30, 2018, with an expiration date in 2021. The Company anticipates recognition on its balance sheet of an additional asset and corresponding liability related to this office lease. The Company is currently evaluating the impact the new standard may have on other types of leasing arrangements.

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

The carrying values of cash equivalents, accounts receivable, prepaids and other current assets, and accounts payable on the Company’s balance sheets approximated their fair values as of September 30, 2018 and December 31, 2017 due to their short-term nature. The carrying values of the Company’s current credit facility approximated its fair value as of September 30, 2018 and December 31, 2017 due to its variable interest rate.

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

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (cash equivalents)	$86,605	$86,605	$86,605	$-	$-

	December 31, 2017
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (cash equivalents)	$11,149	$11,149	$11,149	$-	$-
Liabilities
Convertible preferred stock warrant liability	$478	$478	$-	$-	$478

The fair value of the convertible preferred stock warrant liability was estimated using the Black-Scholes option pricing model and the following inputs and assumptions as of July 2, 2018 and December 31, 2017:

	July 2, 2018		December 31, 2017
	Series E	Series F	Series E	Series F
Estimated fair value of convertible preferred stock	$26.41	$26.41	$9.57	$11.01
Exercise price	$19.55	$9.73	$19.55	$9.73
Remaining term (in years)	4.5	2.6 - 6.5	5.0	3.1 - 7.0
Risk-free interest rate	2.7%	2.6% - 2.8%	2.2%	2.0% - 2.3%
Expected volatility	43%	43%	43%	43% - 44%
Dividend yield	0%	0%	0%	0%

The following table presents the changes in Level 3 instruments measured on a recurring basis for the nine months ended September 30, 2018 (in thousands):

Balance at December 31, 2017	$478
Change in fair value	1,396
Reclassification to additional paid in capital	(1,874)
Balance at September 30, 2018	$-

6.	ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Gross accounts receivable - trade	$5,742	$4,684
Less: Allowances for doubtful accounts	(459)	(417)
Accounts receivable, net	$5,283	$4,267

7.	PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

The following table presents the composition of property and equipment, net as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Laboratory equipment	$150	$150
Office equipment	493	487
Computer equipment and software	937	680
Manufacturing equipment	273	273
Leasehold improvements	172	153
Rental equipment	1,293	1,447
Property and equipment, gross	3,318	3,190
Less: Accumulated depreciation	(1,975)	(1,831)
Property and equipment, net	$1,343	$1,359

As of September 30, 2018 and December 31, 2017, the Company had capitalized software costs, net of $0.7 million and $0.4 million, respectively, which are included in “Other assets” on the balance sheet.

Depreciation and amortization expense was $0.2 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $0.7 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively.

8.	ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Compensation and related benefits	$3,402	$4,465
Consulting and professional fees	833	461
Research and development expenses	209	497
Sales and marketing expenses	148	620
Warranty	650	570
Sales tax payable	376	322
Interest payable	237	188
Other	528	388
Accrued expenses	$6,383	$7,511

9.	DEBT

The following table presents the composition of debt as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Outstanding principal	$30,000	$30,000
Accrued final payment fees	1,377	940
Less debt discounts	(1,179)	(1,384)
Total long-term debt, net	30,198	29,556
Less current portion of long-term debt	(5,000)	-
Long-term debt, net	$25,198	$29,556

For the three months ended September 30, 2018, the Company recognized interest expense of $0.9 million, of which $0.7 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees. For the three months ended September 30, 2017, the Company recognized interest expense of $0.8 million, of which $0.5 million was cash and $0.3 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

For the nine months ended September 30, 2018, the Company recognized interest expense of $2.7 million, of which $2.1 million was cash and $0.6 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees. For the nine months ended September 30, 2017, the Company recognized interest expense of $2.1 million, of which $1.6 million was cash and $0.5 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

Current Credit Facility

In March 2017, the Company entered into a new loan and security agreement with Oxford Finance LLC, or Oxford, for a credit facility that replaced its previous $25.0 million credit facility with Oxford and which allowed it to borrow up to $35.0 million in three tranches of term loans: a Term A Loan in the amount of $25.0 million, which was drawn down immediately upon closing in March 2017, a Term B Loan in the amount of $5.0 million, which was drawn down in December 2017, and a Term C Loan in the amount of $5.0 million, which became available to the Company upon the achievement of $45.0 million of trailing twelve month revenues during the second quarter of 2018. Upon achieving the required revenue milestone, the Company had 60 days to notify Oxford if it elected to borrow the Term C Loan. As a result of completing its IPO on July 2, 2018 and receiving the net proceeds therefrom, the Company elected not to borrow the additional $5.0 million, and it is no longer available to the Company. Each term loan accrues interest from the date of borrowing through the date of repayment at a floating per annum rate of interest, which resets monthly and is equal to the greater of (a) 8.15% or (b) the 30 day U.S. LIBOR on the last business day of the month plus 7.38%. The Company was also required to issue to Oxford at the date of each borrowing warrants to purchase its Series F or later series of convertible preferred stock with a seven year term and in an amount equal to 3.95% of the first $5.0 million of each tranche borrowed. The credit facility matures and all amounts borrowed thereunder are due on March 1, 2022. As of September 30, 2018, the Company had borrowed and had outstanding an aggregate of $30.0 million of principal under the credit facility.

The Term A Loan features an interest-only period through March 2019, during which time the Company is required to make monthly interest payments, after which time the Company is required to make monthly payments of principal and interest based on a 36-month amortization schedule. However, upon the achievement of $45.0 million of revenues during fiscal 2018, the interest-only period can be extended for an additional 12 months through March 2020 and the amortization period then becomes 24 months. In connection with the drawdown of the Term A Loan, the Company issued to Oxford a warrant to purchase shares of its Series F convertible preferred stock. This convertible preferred stock warrant converted into a warrant to purchase 20,303 shares of the Company’s common stock at an exercise price of $9.73 per share. The warrant will expire in March 2024.

The Term B Loan features an interest-only period through March 2019, during which time the Company is required to make monthly interest payments, after which time the Company is required to make monthly payments of principal and interest based on a 36-month amortization schedule. However, upon the achievement of $45.0 million of revenues during fiscal 2018, the interest-only period can be extended for an additional 12 months through March 2020 and the amortization period then becomes 24 months. In connection with the drawdown of the Term B Loan, the Company issued to Oxford a warrant to purchase shares of its Series F convertible preferred stock. This convertible preferred stock warrant converted into a warrant to purchase 20,303 shares of the Company’s common stock at an exercise price of $9.73 per share. The warrant will expire in December 2024.

In addition to principal and interest payments due under the credit facility, the Company is required to make final payment fees to Oxford due upon the earlier of prepayment or maturity of each tranche, which are equal to 8% and 7% of the principal amounts of the Term A and Term B Loans, respectively, except that if the interest-only periods on the Term A and Term B Loans are extended then the final payment fees increase to 8.5% and 7.5% of the principal amounts of the Term A and Term B Loans, respectively. The Company accrues the estimated final payment fees using the effective interest rate, with a charge to non-cash interest expense, over the term of borrowing for each tranche. As of both September 30, 2018 and December 31, 2017, the effective interest rates for the Term A and Term B Loans were 10.7% and 11.6%, respectively. If the Company prepays its term loans prior to their respective scheduled maturities, it will also be required to make prepayment fees to Oxford equal to 3% if prepaid on or before the first anniversary of funding, 2% if prepaid after the first and on or before the second anniversary of funding, or 1% if prepaid after the second anniversary of funding of the principal amounts borrowed.

The Company’s obligations under the credit facility are secured by a first priority security interest in substantially all of its assets, other than its intellectual property. The Company has agreed not to pledge or otherwise encumber any of its intellectual property. The loan and security agreement related to the credit facility includes a financial maintenance covenant that requires the Company to achieve at least 75% of its trailing 12-month forecasted revenues, as measured each month in accordance with a forecast that the Company provided to Oxford upon signing the agreement and future forecasts that the Company is required to deliver to Oxford each year for the life of the credit facility, as well as customary affirmative and negative covenants. The Company was in compliance with all of the covenants under its credit facility as of September 30, 2018.

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

Previous $25.0 Million Credit Facility

Prior to March 2017, the Company had a $25.0 million credit facility in place with Oxford, which it entered into in February 2014 and which allowed it to borrow up to $25.0 million in three tranches of term loans: a Term A Loan in the amount of $15.0 million, a Term B Loan in the amount of $5.0 million and a Term C Loan in the amount of $5.0 million, which was never drawn down. Each term loan accrued interest at per annum rates ranging from 8.5% to 8.9%. This facility featured an interest-only period on all tranches through March 2017, and the Company was also required to issue convertible preferred stock warrants to Oxford at the time of borrowing of each tranche. These convertible preferred stock warrants converted into common stock warrants immediately prior to the closing of the Company’s IPO on July 2, 2018.

In addition to principal and interest payments due under the previous $25.0 million credit facility, the Company was required to make final payment fees to Oxford upon the earlier of prepayment or maturity and equal to 8.5% and 4.7% of the principal amounts of the Term A and Term B Loans, respectively. The Company accrued final payment fees using the effective interest rate, with a charge to non-cash interest expense, over the term of borrowing and until its entry into the current credit facility in March 2017, at which time the Company paid Oxford $1.0 million in satisfaction of all final payment fee liabilities due under the prior credit facility.

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

Initial Public Offering

On July 2, 2018, the Company closed its IPO, in which the Company issued and sold 6.325 million shares of its common stock, which included shares sold pursuant to an option granted to the underwriters to purchase additional shares, at a public offering price of $17.00 per share. The Company received net proceeds of $96.5 million after deducting underwriting discounts, commissions, and other offering expenses paid by the Company. In addition, immediately prior to the closing of the IPO on July 2, 2018, (i) all of the Company’s outstanding shares of convertible preferred stock converted into an aggregate of 11.0 million shares of common stock; (ii) all of the Company’s outstanding warrants to purchase convertible preferred stock converted into warrants to purchase common stock; and (iii) the Company filed an amended and restated certificate of incorporation to, among other things, decrease the number of shares of common stock, $0.01 par value per share, authorized for issuance to 200.0 million and to authorize the board of directors to issue up to 10.0 million shares of “blank check” preferred stock, $0.01 par value per share.

Common Stock

The Company’s amended and restated certificate of incorporation as of September 30, 2018 authorized the issuance of 200.0 million shares of common stock, $0.01 par value per share, of which 17.6 million were issued and outstanding as of September 30, 2018.

Prior to the IPO, the Company was required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to effect the conversion into common stock of all outstanding shares of convertible preferred stock and convertible preferred stock warrants, convertible preferred stock or common stock warrants issuable upon borrowing the Term C Loan under the current credit facility, stock options granted and shares available for grant under its stock incentive plan.

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Shares of common stock issued	17,579	231
Shares of common stock reserved for issuance for:
Convertible preferred stock outstanding:
Series A-1	-	166
Series A-2 (1)	-	898
Series B (2)	-	697
Series C (3)	-	1,063
Series D	-	1,705
Series E	-	1,534
Series F	-	3,531
Series G	-	1,400
Convertible preferred stock warrants outstanding:
Series E	-	14
Series F	-	91
Warrants issuable upon Term C Loan borrowing	-	20
Common stock warrants outstanding	105	-
Stock options outstanding	2,873	2,444
Restricted stock units outstanding	38	-
Shares available for grant under stock incentive plan	1,323	246
Shares available for sale under employee stock purchase plan	244	-
Total shares of common stock issued and reserved for issuance	22,162	14,040

___________________________

(1)	Shares of Series A-2 convertible preferred stock converted to common stock at a ratio of 0.03539 shares of common stock per share of Series A-2 convertible preferred stock.
(2)	Shares of Series B convertible preferred stock converted to common stock at a ratio of 0.04103 shares of common stock per share of Series B convertible preferred stock.
(3)	Shares of Series C convertible preferred stock converted to common stock at a ratio of 0.05071 shares of common stock per share of Series C convertible preferred stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Holders of common stock are entitled to receive any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis. The Company has never paid, and for the foreseeable future does not expect to pay, a dividend on its common stock.

Immediately prior to the closing of the Company’s IPO on July 2, 2018, all of the Company’s outstanding shares of convertible preferred stock converted into an aggregate of 11.0 million shares of common stock, resulting in the elimination of the Company’s outstanding liquidation preferences.

Common Stock Warrants

The following table summarizes the Company’s outstanding common stock warrants as of September 30, 2018:

Warrants Outstanding (in thousands)	Exercise Price	Expiration Date
14	$19.55	Dec-2022
30	$9.73	Feb-2021
20	$9.73	Aug-2023
20	$9.73	Mar-2024
21	$9.73	Dec-2024
105

11.	LOSS PER SHARE

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

A net loss cannot be diluted, so when the Company is in a net loss position, basic and diluted loss per common share are the same. If in the future the Company achieves profitability, the denominator of a diluted earnings per common share calculation will include both the weighted-average number of shares outstanding and the number of common stock equivalents, if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents potentially include warrants, stock options and non-vested restricted stock awards and units using the treasury stock method, along with the effect, if any, from the potential conversion of outstanding securities, such as convertible preferred stock.

The following potentially dilutive securities outstanding as of September 30, 2018 and 2017 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	September 30,
	2018	2017
Stock options	2,873	2,305
Non-vested restricted stock awards	7	15
Non-vested restricted stock units	38	-
Convertible preferred stock warrants	-	85
Common stock warrants	105	-
Shares of convertible preferred stock “as-converted”	-	10,994

12.	SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its statements of operations for the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Cost of revenues	$6	$5	$15	$12
Sales and marketing	709	38	828	94
General and administrative	273	40	415	148
Research and development	40	14	106	41
Total	$1,028	$97	$1,364	$295

2018 Equity Incentive Plan

In June 2018, the Company adopted the 2018 Equity Incentive Plan, or 2018 Plan, which authorized the issuance of up to 1.4 million shares in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. The amount and terms of grants are determined by the Company’s board of directors. To date, the Company has granted restricted stock units to one member of senior management and to an independent member of its board of directors as compensation for board service. All stock options granted to date have had exercise prices equal to the fair value, as determined by the closing price as reported by the Nasdaq Global Market, of the underlying common stock on the date of grant. The contractual term of stock options is up to 10 years, and stock options are exercisable in cash or as otherwise determined by the board of directors. Generally, stock options vest 25% upon the first anniversary of the date of grant and the remainder ratably monthly thereafter for 36 months. As of September 30, 2018, there were 1.3 million shares available for future issuance under the 2018 plan.

2003 Stock Incentive Plan

In April 2003 (and as subsequently amended), the Company adopted the 2003 Stock Incentive Plan, or 2003 Plan, which authorized the issuance of up to 3.1 million shares in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. The amount and terms of grants are determined by the Company’s board of directors. To date, the Company has granted restricted stock awards only to an independent member of its board of directors and only as compensation for board service. All stock options granted to date have had exercise prices equal to the estimated fair value, as determined by the board of directors, of the underlying common stock on the date of the grant. The contractual term of stock options is up to 10 years, and stock options are exercisable in cash or as otherwise determined by the board of directors. Generally, stock options vest 25% upon the first anniversary of the date of grant and the remainder ratably monthly thereafter for 36 months. As of September 30, 2018, there were no shares available for future issuance under the 2003 Plan. As of the closing of the Company’s IPO, all shares available for issuance under the 2003 Plan were carried over to the newly adopted 2018 Stock Incentive Plan, or 2018 Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2018:

	Number of Shares under Option (in thousands)	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	2,444	$2.39
Granted	535	$7.19
Exercised	(29)	$1.58
Forfeited	(77)	$3.13
Outstanding at September 30, 2018	2,873	$3.27	7.2	$82,739
Exercisable at September 30, 2018	1,642	$2.23	5.9	$48,967
Vested and expected to vest at September 30, 2018	2,873	$3.27	7.2	$82,739

The Company recognized share-based compensation expense related to stock options of $1.0 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $1.3 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was $2.9 million of total unrecognized compensation cost related to non-vested stock options which the Company expects to recognize over a weighted-average period of 3.2 years. The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2018 was estimated at $4.38 per option. The total intrinsic value of stock options exercised during the nine months ended September 30, 2018 was $0.1 million.

For the nine months ended September 30, 2018, the grant-date fair value of stock options was estimated at the time of grant using the following weighted-average inputs and assumptions in the Black-Scholes option pricing model:

Estimated fair value of common stock	$7.19
Exercise price	$7.19
Expected term (in years)	6.0
Risk-free interest rate	2.7%
Expected volatility	65.6%
Dividend yield	0%

In April 2018, the Company’s board of directors granted options to purchase 54,794 shares of common stock to the members of the board. These options have an exercise price of $5.22 and vest in 12 equal monthly installments beginning in March 2018; however, the entire grant was subject to forfeiture if an initial public offering of the Company’s common stock did not occur by December 31, 2018. The estimated grant-date fair value of the options awards was $0.2 million. Upon the closing of the Company’s IPO on July 2, 2018, the Company recognized the fair value of the vested portion of the awards as share-based compensation expense, with the unvested portion to be recognized as share-based compensation expense ratably over the remaining service period.

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the Company’s restricted stock award and restricted stock unit activity for the nine months ended September 30, 2018:

	Non-vested Restricted Stock Awards (in thousands)	Weighted- average Grant-date Fair Value	Non-vested Restricted Stock Units (in thousands)	Weighted- average Grant-date Fair Value
Non-vested at December 31, 2017	16	$2.32	-	$-
Granted	-	$-	38	$25.92
Vested	(9)	$2.32	-	$-
Non-vested at September 30, 2018	7	$2.32	38	$25.92

The Company recognized approximately $0.1 million in share-based compensation expense related to restricted stock awards and restricted stock units during the three and nine months ended September 30, 2018 and 2017. As of September 30, 2018, there was $0.9 million of unrecognized compensation cost related to non-vested restricted stock awards and restricted stock units, which the Company expects to recognize over a weighted-average period of 3.6 years. The total fair value at the vesting date of restricted stock awards and restricted stock units vested during the nine months ended September 30, 2018 was $0.2 million.

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

2018 Employee Stock Purchase Plan

In July 2018, the Company adopted the 2018 Employee Stock Purchase Plan, or 2018 ESPP, with an initial 0.2 million share reserve, subject to automatic annual increases on January 1st of each year for a period of up to ten years, as defined in the plan document. The purpose of the 2018 ESPP is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock of the Company. The 2018 ESPP provides the opportunity to purchase the Company’s common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. As of September 30, 2018, the Company had not yet approved any offering under the 2018 ESPP.

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

The following geographic data includes revenue generated from the Company’s third-party distributors. The Company’s revenue was generated in the following geographic regions for the years indicated (in thousands):

	Revenues by Geography
	Three Months ended September 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
United States	$13,518	98%	$10,398	99%
International	219	2%	93	1%
Total revenues	$13,737	100%	$10,491	100%

	Revenues by Geography
	Nine Months ended September 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
United States	$36,388	98%	$28,017	99%
International	753	2%	308	1%
Total revenues	$37,141	100%	$28,325	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from psychiatric disorders. Our first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation, or TMS, to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the United States Food and Drug Administration, or FDA, to treat adult patients with major depressive disorder, or MDD, that have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. NeuroStar Advanced Therapy is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We believe we are the market leader in TMS therapy based on our U.S. installed base of 858 active NeuroStar Advanced Therapy Systems in approximately 679 psychiatrist offices as of September 30, 2018 and the estimated 58,000 patients treated with approximately 2.1 million of our treatment sessions through such date. We generated revenues of $13.7 million and $37.1 million for the three and nine months ended September 30, 2018, respectively.

We designed the NeuroStar Advanced Therapy System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of existing treatment options. We generate revenues from initial capital sales of our systems, recurring treatment sessions and service and repair and extended warranty contracts. We derive the majority of our revenues from recurring treatment sessions. For the three months ended September 30, 2018, revenues from sales of our treatment sessions and NeuroStar Advanced Therapy Systems represented 68% and 29% of our U.S. revenues, respectively. For the nine months ended September 30, 2018, revenues from sales of our treatment sessions and NeuroStar Advanced Therapy Systems represented 70% and 27% of our U.S. revenues, respectively.

We currently sell our NeuroStar Advanced Therapy System and recurring treatment sessions in the United States through our direct sales and customer support team, which was comprised of 141 people as of September 30, 2018. Our sales force primarily targets 15,100 psychiatrists at 3,600 high-decile psychiatric practices that we estimate, based on data from Symphony Health and our own internal estimates, treat approximately 33% of the total MDD patients in the United States who meet our labeled indication and are insured. We expect to continue to expand our direct sales and customer support team to further penetrate the market by demonstrating the benefits of our NeuroStar Advanced Therapy to psychiatrists and their MDD patients. Some of our customers have and may purchase more than one NeuroStar Advanced Therapy System. Based on our commercial data, we believe psychiatrists can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients. We believe psychiatrists can generate approximately $7,500 to $10,000 of revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We have a diverse customer base of psychiatrists in group psychiatric practices in the United States. No single customer accounted for more than 10% of our revenues for three and nine months ended September 30, 2018. Patients are reimbursed by Medicare and the vast majority of commercial payors in the United States for treatment sessions utilizing our NeuroStar Advanced Therapy System.

We market our products in a few select markets outside the United States through independent distributors. International revenues represented 2% of our total revenues for both the three and nine months ended September 30, 2018, respectively. In October 2017, we entered into an exclusive distribution agreement with Teijin Pharma Limited, or Teijin, for the distribution of our NeuroStar Advanced Therapy Systems and treatment sessions to customers who will treat patients with MDD in Japan. We received regulatory approval for our system in Japan in September 2017, and we plan to work with Teijin to obtain reimbursement for NeuroStar Advanced Therapy in Japan in 2018. We expect our international revenues to increase as a percentage of our total revenues as we grow our presence in Japan.

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

Our total revenues increased by $3.2 million, or 31%, from $10.5 million for the three months ended September 30, 2017 to $13.7 million for the three months ended September 30, 2018 and by $8.8 million, or 31%, from $28.3 million for the nine months ended September 30, 2017 to $37.1 million for the nine months ended September 30, 2018. For the three and nine months ended September 30, 2018, our U.S. revenues were $13.5 million and $36.4 million, respectively, compared to $10.4 million and $28.0 million for the three and nine months ended September 30, 2017, respectively, which represent increases of 30% and 30% period over period. Due to the seasonality of our sales, during the first quarter of each year, we typically experience reduced revenues compared to our other quarters. We incurred net losses of $5.0 million and $18.0 million for the three and nine months ended September 30, 2018, respectively, compared to net losses of $3.8 million and $11.1 million for the three and nine months ended September 30, 2017, respectively. We expect to continue to incur losses for the next several years as we expand our commercial organization to support our planned sales growth and while continuing to invest in our pipeline indications. As of September 30, 2018, we had an accumulated deficit of $214.9 million.

On July 2, 2018, we closed our initial public offering, or IPO, in which we issued and sold 6.325 million shares of our common stock, which included shares sold pursuant to an option granted to the underwriters to purchase additional shares, at a public offering price of $17.00 per share. We received net proceeds of $96.5 million after deducting underwriting discounts, commissions and other offering expenses paid by us. Our common stock is listed on the Nasdaq Global Market under the trading symbol “STIM.” Our primary sources of capital to date have been from our IPO, private placements of our convertible preferred securities, borrowings under our credit facilities and revenues from sales of our products.

Components of Our Results of Operations

Revenues

To date, we have generated revenues primarily from the capital portion of our business and related sales and rentals of the NeuroStar Advanced Therapy System and the recurring revenues from our sale of treatment sessions in the United States.

NeuroStar Advanced Therapy System Revenues.    NeuroStar Advanced Therapy System revenues consist primarily of sales or rentals of a capital component, including upgrades to the equipment attributable to the initial sale of the system. NeuroStar Advanced Therapy Systems can be purchased outright or on a rent-to-own basis by certain customers. We had an installed base of 858 and 725 active NeuroStar Advanced Therapy Systems as of September 30, 2018 and 2017, respectively.

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

We anticipate that our general and administrative expenses will increase in absolute dollars because of an expanded infrastructure and an increased headcount. We anticipate higher corporate infrastructure costs including, but not limited to, accounting, legal, human resources, consulting and investor relations fees, listing fees on the Nasdaq Global Market, costs associated with SEC reporting and compliance, as well as increased director and officer insurance premiums, as a result of our current status as a public company.

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

Other Expense (Income), Net

Other expense (income), net consists primarily of the revaluation related to our convertible preferred stock warrants, which were accounted for as a liability  prior to their conversion into common stock warrants on July 2, 2018 and marked-to-market at each reporting period, as well as interest income earned on our money market account balances, and non-utilization fees paid to Oxford related to our decision not to borrow the Term C Loan. Upon the closing of our IPO on July 2, 2018, all of our outstanding convertible preferred stock warrants converted into warrants to acquire an aggregate of 0.1 million shares of our common stock, resulting in the reclassification of the convertible preferred stock warrant liability into additional paid-in capital.

Results of Operations

Comparison of the Three Months ended September 30, 2018 and 2017

	Three Months ended September 30,		Increase / (Decrease)
	2018	2017	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$13,737	$10,491	$3,246	31%
Cost of revenues	3,034	2,636	398	15%
Gross Profit	10,703	7,855	2,848	36%
Gross Margin	78%	75%
Operating expenses:
Sales and marketing	9,672	6,566	3,106	47%
General and administrative	3,238	2,256	982	44%
Research and development	2,125	1,843	282	15%
Total operating expenses	15,035	10,665	4,370	41%
Loss from Operations	(4,332)	(2,810)	(1,522)	-54%
Other (income) expense:
Interest expense	928	807	121	15%
Other expense (income), net	(299)	136	(435)	320%
Net Loss	$(4,961)	$(3,753)	$(1,208)	-32%

	Revenues by Geography Three Months ended September 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
United States	$13,518	98%	$10,398	99%
International	219	2%	93	1%
Total revenues	$13,737	100%	$10,491	100%

	U.S. Revenues by Product Category Three Months ended September 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$3,908	29%	$2,829	27%
Treatment sessions	9,218	68%	7,229	70%
Other	392	3%	340	3%
Total U.S. revenues	$13,518	100%	$10,398	100%

Revenues

Total revenues increased by $3.2 million, or 31%, from $10.5 million for the three months ended September 30, 2017 to $13.7 million for the three months ended September 30, 2018. Revenues in the United States increased by $3.1 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to higher unit sales of both NeuroStar Advanced Therapy Systems and treatment sessions. International revenues increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to the recognition of deferred revenue related to the upfront and milestone payments received in the fourth quarter of 2017, both related to our distribution agreement with Teijin for Japan.

Revenues in the United States increased by $3.1 million, or 30%, from $10.4 million for the three months ended September 30, 2017 to $13.5 million for the three months ended September 30, 2018. NeuroStar Advanced Therapy System revenues in the United States grew by $1.1 million, or 38%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in U.S. NeuroStar revenue was primarily driven by higher capital revenue growth of 58% due to higher unit sales and a 1% increase in average selling prices, partially offset by lower upgrade, rent-to-own, and other related revenue. NeuroStar Advanced Therapy System revenues represented 29% and 27% of U.S. revenues for the three months ended September 30, 2018 and 2017, respectively. We believe the growth in NeuroStar Advanced Therapy System revenues between these two periods was the result of the efforts of our expanded commercial organization and increased marketing efforts. As of September 30, 2018, we had an installed base of 858 active systems in the United States, compared to 725 as of September 30, 2017.

Treatment session revenues in the United States represented 68% and 70% of total revenues in the United States for the three months ended September 30, 2018 and 2017, respectively, and increased by 28% from $7.2 million for the three months ended September 30, 2017 to $9.2 million for the three months ended September 30, 2018. The increase in United States treatment session revenues was primarily the result of an approximate 31% increase in the number of treatment sessions sold. This was offset by an approximate 6% decline in average selling price due to certain volume pricing discounts within our existing customer base, plus an increase in other treatment session revenue.

Cost of Revenues and Gross Margin

Cost of revenues increased by $0.4 million, or 15%, from $2.6 million for the three months ended September 30, 2017 to $3.0 million for the three months ended September 30, 2018. The increase was primarily due to increased costs associated with increased NeuroStar Advanced Therapy System sales volumes. Gross margin increased from 74.9% for the three months ended September 30, 2017 to 77.9% for the three months ended September 30, 2018. The majority of the increase in gross margin was the result of increased leverage on our service and operations costs as a result of higher sales compared to the prior year period.

Sales and Marketing Expenses

Sales and marketing expenses increased by $3.1 million, or 47%, from $6.6 million for the three months ended September 30, 2017 to $9.7 million for the three months ended September 30, 2018. The increase was primarily due to increased personnel costs as a result of our sales expansion activities, as well as higher sales commissions and marketing expenses, consistent with our growth in revenues.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million, or 44%, from $2.3 million for the three months ended September 30, 2017 to $3.2 million for the three months ended September 30, 2018. The increase was primarily due to an increase in personnel and legal, accounting and other professional services expenses required to support the growth of our business and the infrastructure for public company reporting.

Research and Development Expenses

Research and development expenses increased $0.3 million, or 15%, from $1.8 million for the three months ended September 30, 2017 to $2.1 million for the three months ended September 30, 2018. The increase was primarily due to higher product development costs related to the launch of the next generation of our NeuroStar Advanced Therapy System and TrakStar practice management system, which were partially offset by a decline in spending on clinical studies.

Interest Expense

Interest expense increased $0.1 million, or 15%, from $0.8 million for the three months ended September 30, 2017 to $0.9 million for the three months ended September 30, 2018 primarily as a result of higher cash interest expenses related to the $10.0 million increase during 2017 in principal borrowings under our current credit facility, a coupon rate of interest on the total $30.0 million of principal borrowings outstanding that is currently approximately 1% higher versus the prior year period, and higher non-cash interest expenses accrued in connection with the final payment fees due to the lender under the agreement.

Other Expense (Income), Net

Other expense (income), net, which includes the change in the fair value of the liability related to our then-outstanding convertible preferred stock warrants, increased by $0.4 million, from $0.1 million for the three months ended September 30, 2017 to $(0.3) million for the three months ended September 30, 2018. Other expense (income), net for the three months ended September 30, 2018 also includes $0.4 million of interest income earned on the Company’s IPO proceeds during the third quarter of 2018, as well as a one-time $0.1 million non-utilization fee related to the Company’s election to not draw down the Term C Loan. The three months ended September 30, 2017 included a non-cash charge of $0.2 million to revalue our then-outstanding convertible preferred stock warrant liability, as well as $0.02 million of interest income.

Comparison of the Nine Months ended September 30, 2018 and 2017

	Nine Months ended September 30,		Increase / (Decrease)
	2018	2017	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$37,141	$28,325	$8,816	31%
Cost of revenues	8,736	6,675	2,061	31%
Gross Profit	28,405	21,650	6,755	31%
Gross Margin	76%	76%
Operating expenses:
Sales and marketing	27,616	19,272	8,344	43%
General and administrative	8,952	5,735	3,217	56%
Research and development	6,010	6,018	(8)	-
Total operating expenses	42,578	31,025	11,553	37%
Loss from Operations	(14,173)	(9,375)	(4,798)	-51%
Other (income) expense:
Interest expense	2,749	2,068	681	33%
Other expense (income), net	1,032	(308)	1,340	435%
Net Loss	$(17,954)	$(11,135)	$(6,819)	-61%

	Revenues by Geography Nine Months ended September 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
United States	$36,388	98%	$28,017	99%
International	$753	2%	$308	1%
Total revenues	$37,141	100%	$28,325	100%

	U.S. Revenues by Product Category Nine Months ended September 30,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$9,849	27%	$6,660	24%
Treatment sessions	25,378	70%	20,366	73%
Other	1,161	3%	991	3%
Total U.S. revenues	$36,388	100%	$28,017	100%

Revenues

Total revenues increased by $8.8 million, or 31%, from $28.3 million for the nine months ended September 30, 2017 to $37.1 million for the nine months ended September 30, 2018. Revenues in the United States increased by $8.4 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to higher unit sales of both NeuroStar Advanced Therapy Systems and treatment sessions. International revenues increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to the recognition of deferred revenue related to the upfront and milestone payments received in the fourth quarter of 2017 and an initial order in 2018, both related to our distribution agreement with Teijin for Japan.

Revenues in the United States increased by $8.4 million, or 30%, from $28.0 million for the nine months ended September 30, 2017 to $36.4 million for nine months ended September 30, 2018. NeuroStar Advanced Therapy System revenues in the United States grew by $3.2 million, or 48%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in U.S. NeuroStar revenue was driven by higher capital revenue growth of 67% due to higher unit sales and a 1% increase in average selling prices, partially offset by lower upgrade, rent-to-own, and other related revenue. Included in the U.S. NeuroStar Advanced Therapy System revenues for the nine months ended September 30, 2018 was a multi-unit order during the second quarter in the amount of $0.5 million. NeuroStar Advanced Therapy System revenues represented 27% and 24% of U.S. revenues for the nine months ended September 30, 2018 and 2017, respectively. We believe the growth in NeuroStar Advanced Therapy System revenues between these two periods was the result of the efforts of our expanded commercial organization and increased marketing efforts. As of September 30, 2018, we had an installed base of 858 active systems in the United States, compared to 725 as of September 30, 2017.

Treatment session revenues in the United States represented 70% and 73% of total revenues in the United States for the nine months ended September 30, 2018 and 2017, respectively, and increased by 25% from $20.4 million for the nine months ended September 30, 2017 to $25.4 million for the nine months ended September 30, 2018. The increase in United States treatment session revenues was primarily the result of an approximate 25% increase in the number of treatment sessions sold. This was offset by an approximate 5% decline in average selling price due to certain volume pricing discounts within our existing customer base, plus an increase in other treatment session revenue.

Cost of Revenues and Gross Margin

Cost of revenues increased by $2.1 million, or 31%, from $6.7 million for the nine months ended September 30, 2017 to $8.7 million for the nine months ended September 30, 2018. The increase was primarily due to increased costs associated with NeuroStar Advanced Therapy System sales volumes. Gross margin remained relatively flat from 76.4% for the nine months ended September 30, 2017 compared to 76.5% for the nine months ended September 30, 2018. The change in gross margin was due to the higher mix of NeuroStar Advanced Therapy System revenues in the nine months ended September 30, 2018 in relation to treatment session revenues and the reduction in the average selling price of our treatment sessions discussed above, which were offset by increased leveraged on our service and operations costs as a result of higher sales compared to the prior period.

Sales and Marketing Expenses

Sales and marketing expenses increased by $8.3 million, or 43%, from $19.3 million for the nine months ended September 30, 2017 to $27.6 million for the nine months ended September 30, 2018. The increase was primarily due to increased personnel costs as a result of our sales and marketing expansion activities, as well as higher sales commissions and marketing expenses, consistent with our growth in revenues.

General and Administrative Expenses

General and administrative expenses increased by $3.2 million, or 56%, from $5.7 million for the nine months ended September 30, 2017 compared to $9.0 million for the nine months ended September 30, 2018. The increase was primarily due to an increase in personnel and legal, accounting and other professional services expenses required to support the growth of our business and the infrastructure for public company reporting.

Research and Development Expenses

Research and development expenses remained flat for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2018. A decline in spending on clinical studies was offset by expenses relating to the launch of the next generation of our NeuroStar Advanced Therapy System and TrakStar practice management system.

Interest Expense

Interest expense increased $0.7 million, or 33%, from $2.1 million for the nine months ended September 30, 2017 to $2.7 million for the nine months ended September 30, 2018, primarily as a result of higher cash interest expenses related to the $10.0 million increase during 2017 in principal borrowings under our current credit facility, a coupon rate of interest on the total $30.0 million of principal borrowings outstanding that is currently approximately 1% higher versus the prior year period, and higher non-cash interest expenses accrued in connection with the final payment fees due to the lender under the agreement.

Other Expense (Income), Net

Other expense (income), net, which includes the change in the fair value of the liability related to our then-outstanding convertible preferred stock warrants, increased by $1.3 million, from $(0.3) million for the nine months ended September 30, 2017 to $1.0 million for the nine months ended September 30, 2018. The increase was driven by a non-cash charge of $1.4 million to revalue the convertible preferred stock warrant liability based on the closing stock price on June 29, 2018, following the pricing of our IPO on June 27, 2018. Upon the closing of our IPO on July 2, 2018, all of our outstanding convertible preferred stock warrants converted into common stock warrants, resulting in the reclassification of our convertible preferred stock warrant liability into additional paid-in capital. Other expense (income), net for the nine months ended September 30, 2018 also includes $0.4 million of interest income earned on the Company’s IPO proceeds during the third quarter of 2018 as well as a one-time $0.1 million non-utilization fee related to the Company’s election to not draw down the Term C Loan. The nine months ended September 30, 2017 included a net non-cash gain of $0.2 million to revalue our then-outstanding convertible preferred stock warrant liability as a result of the closing of our sale of Series G convertible preferred stock, as well as $0.05 million of interest income.

Liquidity and Capital Resources

Overview

On July 2, 2018, we closed our IPO, in which we issued and sold 6.325 million shares of our common stock, which included shares sold pursuant to an option granted to the underwriters to purchase additional shares, at a public offering price of $17.00 per share. We received net proceeds of $96.5 million after deducting underwriting discounts, commissions, and other offering expenses paid by us. Our common stock is listed on the Nasdaq Global Market under the trading symbol “STIM.”

As of September 30, 2018, we had cash and cash equivalents of $106.8 million and an accumulated deficit of $214.9 million, compared to cash and cash equivalents of $29.1 million and an accumulated deficit of $196.9 million as of December 31, 2017. We incurred negative cash flows from operating activities of $18.3 million and $11.4 million for the nine months ended September 30, 2018 and 2017, respectively. We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to expand our sales and marketing initiatives to support our growth in existing and new markets, invest funds in additional research and development activities and utilize cash for other corporate purposes. Our primary sources of capital to date have been from our IPO, private placements of our convertible preferred securities, borrowings under our credit facilities and sales of our products. As of September 30, 2018, we had $30.0 million of borrowings outstanding under our credit facility, which matures in March 2022.

We expect our revenues and expenses to increase in connection with our on-going activities, particularly as we continue to execute on our growth strategy, including expansion of our sales and customer support teams. We also expect to incur additional costs now that we are a public company. Based on our current business plan, we believe that our cash and cash equivalents as of September 30, 2018 and anticipated revenues from sales of our products will be sufficient to meet our anticipated cash requirements for at least the next 24 months after September 30, 2018. However, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional common or preferred equity or debt securities, or enter into a new credit facility or another form of third-party funding or seek other debt financing. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all. It is also possible that we may allocate significant amounts of capital towards products or technologies for which market demand is lower than expected and, as a result, abandon such efforts. If we are unable to obtain adequate financing when we require it, or if we obtain financing on terms which are not favorable to us, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may be required to delay the development, commercialization and marketing of our products.

Our current and future funding requirements will depend on many factors, including:

•	our ability to achieve revenue growth and improve operating margins;
•	the cost of expanding our operations and offerings, including our sales and marketing efforts;
•	our ability to improve or maintain coverage and reimbursement arrangements with domestic third-party and government payors;
•	our rate of progress in establishing coverage and reimbursement arrangements from international commercial third-party and government payors, particularly in Japan;
•	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our products and maintaining or improving our sales to our current customers;
•	the cost of research and development activities, including research and development relating to additional indications, which may include bipolar depression and PTSD;
•	the effect of competing technological and market developments;
•	costs related to international expansion; and
•	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months ended September 30,
	2018	2017
	(in thousands)
Net Cash Used in Operating Activities	$(18,315)	$(11,412)
Net Cash Used in Investing Activities	(650)	(319)
Net Cash Provided by Financing Activities	96,578	18,840
Net Increase in Cash and Cash Equivalents	$77,613	$7,109

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 was $18.3 million, consisting primarily of a net loss of $18.0 million and a decrease in net operating liabilities of $4.6 million, partially offset by non-cash charges of $4.2 million. The decrease in net operating liabilities was primarily due to a decrease in accrued expenses as a result of first quarter 2018 payments of 2017 incentive compensation and commissions accrued as of December 31, 2017, as well as an increase in accounts receivable as a result of higher sales volumes. Non-cash charges consisted of depreciation and amortization, non-cash interest expense, share-based compensation, the cost of rental units purchased by customers and the change in the fair value of the liability related to our then-outstanding convertible preferred stock warrants.

Net cash used in operating activities for the nine months ended September 30, 2017 was $11.4 million, consisting primarily of a net loss of $11.1 million and a decrease in net operating liabilities of $1.4 million, partially offset by non-cash charges of $1.2 million. The decrease in net operating liabilities was primarily due to a decrease in accounts payable due to timing of payments. Non-cash charges consisted of depreciation and amortization, non-cash interest expense, share-based compensation, the cost of rental units purchased by customers and the change in the fair value of the liability related to our then-outstanding convertible preferred stock warrants.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $0.7 million, compared to net cash used in investing activities for the nine months ended September 30, 2017 of $0.3 million, in each case attributable to purchases of property and equipment and capitalized software costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activates for the nine months ended September 30, 2018 was $96.6 million, consisting primarily of $100.0 million of proceeds related to the closing of our IPO on July 2, 2018, partially offset by $3.5 million of payments of costs related to the IPO. Net cash provided by financing activities for the nine months ended September 30, 2017 was $18.8 million, consisting of $14.8 million of net proceeds from our issuance of Series G convertible preferred stock and $5.0 million of borrowings under our current credit facility, partially offset by payment of $1.0 million of deferred debt issuance costs incurred in connection with our March 2017 amendment to our credit facility.

Indebtedness

Current Credit Facility

In March 2017, we entered into a new loan and security agreement with Oxford Finance LLC, or Oxford, for a credit facility that replaced our previous $25.0 million credit facility with Oxford and which allowed us to borrow up to $35.0 million in three tranches of term loans: a Term A Loan in the amount of $25.0 million, which was drawn down immediately upon closing in March 2017, a Term B Loan in the amount of $5.0 million, which was drawn down in December 2017, and a Term C Loan in the amount of $5.0 million, which became available to us upon the achievement of $45.0 million of trailing twelve month revenues during the second quarter of 2018. Upon achieving the required revenue milestone, we had 60 days to notify Oxford if we elected to borrow the Term C Loan. As a result of completing our IPO on July 2, 2018 and receiving the net proceeds therefrom, we elected not to borrow the additional $5.0 million, and it is no longer available to us. Each term loan accrues interest from the date of borrowing through the date of repayment at a floating per annum rate of interest, which resets monthly and is equal to the greater of (a) 8.15% or (b) the 30 day U.S. LIBOR on the last business day of the month plus 7.38%. At the date of each borrowing, we were required to issue to Oxford warrants to purchase our Series F or later series of convertible preferred stock with a seven year term and in an amount equal to 3.95% of the first $5.0 million of each tranche borrowed. The credit facility matures and all amounts borrowed thereunder are due on March 1, 2022. As of September 30, 2018, we had borrowed and had outstanding an aggregate of $30.0 million of principal under our credit facility.

The Term A Loan features an interest-only period through March 2019, during which time we are required to make monthly interest payments, after which time we are required to make monthly payments of principal and interest based on a 36-month amortization schedule. However, upon the achievement of $45.0 million of revenues during fiscal 2018, the interest-only period can be extended for an additional 12 months through March 2020 and the amortization period then becomes 24 months. In connection with the drawdown of the Term A Loan, we issued to Oxford a warrant to purchase shares of our Series F convertible preferred stock. Immediately prior to the closing of our IPO on July 2, 2018, this convertible preferred stock warrant converted into a warrant to purchase 20,303 shares of our common stock at an exercise price of $9.73 per share. The warrant will expire in March 2024.

The Term B Loan features an interest-only period through March 2019, during which time we are required to make monthly interest payments, after which time we are required to make monthly payments of principal and interest based on a 36-month amortization schedule. However, upon the achievement of $45.0 million of revenues during fiscal 2018, the interest-only period can be extended for an additional 12 months through March 2020 and the amortization period then becomes 24 months. In connection with the drawdown of the Term B Loan, we issued to Oxford a warrant to purchase shares of our Series F convertible preferred stock. Immediately prior to the closing of our IPO on July 2, 2018, this convertible preferred stock warrant converted into a warrant to purchase 20,303 shares of our common stock at an exercise price of $9.73 per share. The warrant will expire in December 2024.

In addition to principal and interest payments due under the credit facility, we are required to make final payment fees to Oxford due upon the earlier of prepayment or maturity of each tranche, which are equal to 8% and 7% of the principal amounts of the Term A and Term B Loans, respectively, except that if the interest-only periods on the Term A and Term B Loans are extended then the final payment fees increase to 8.5% and 7.5% of the principal amounts of the Term A and Term B Loans, respectively. We accrue the estimated final payment fees using the effective interest rate, with a charge to non-cash interest expense, over the term of borrowing for each tranche. As of both September 30, 2018 and December 31, 2017, the effective interest rates for the Term A and Term B Loans were 10.7% and 11.6%, respectively. If we prepay our term loans prior to their respective scheduled maturities, we will also be required to make prepayment fees to Oxford equal to 3% if prepaid on or before the first anniversary of funding, 2% if prepaid after the first and on or before the second anniversary of funding, or 1% if prepaid after the second anniversary of funding of the principal amounts borrowed.

Our obligations under the credit facility are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. We have agreed not to pledge or otherwise encumber any of our intellectual property. The loan and security agreement related to our credit facility includes a financial maintenance covenant that requires us to achieve at least 75% of our trailing 12-month forecasted revenues, as measured each month in accordance with a forecast that we provided to Oxford upon signing the agreement and future forecasts that we are required to deliver to Oxford each year for the life of the credit facility, as well as customary affirmative and negative covenants. We were in compliance with all of the covenants under our credit facility as of September 30, 2018.

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

Cash and Non-Cash Interest Expense

For the three months ended September 30, 2018, we recognized interest expense of $0.9 million, of which $0.7 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred financing costs and accrual of final payment fees. For the three months ended September 30, 2017, we recognized interest expense of $0.8 million, of which $0.5 million was cash and $0.3 million was non-cash interest expense related to the amortization of deferred financing costs and accrual of final payment fees.

For the nine months ended September 30, 2018, we recognized interest expense of $2.7 million, of which $2.1 million was cash and $0.6 million was non-cash interest expense related to the amortization of deferred financing costs and accrual of final payment fees. For the nine months ended September 30, 2017, we recognized interest expense of $2.1 million, of which $1.6 million was cash and $0.5 million was non-cash interest expense related to the amortization of deferred financing costs and accrual of final payment fees.

Previous $25.0 Million Credit Facility

Prior to March 2017, we had a $25.0 million credit facility in place with Oxford, which we entered into in February 2014 and which allowed us to borrow up to $25.0 million in three tranches of term loans: a Term A Loan in the amount of $15.0 million, a Term B Loan in the amount of $5.0 million, and a Term C Loan in the amount of $5.0 million, which was never drawn down. Each term loan accrued interest at per annum rates ranging from 8.5% to 8.9%. This facility featured an interest-only period on all tranches through March 2017, and we were also required to issue convertible preferred stock warrants to Oxford at the time of borrowing of each tranche. These convertible preferred stock warrants converted into common stock warrants immediately prior to the closing of our IPO on July 2, 2018.

We accrued final payment fees using the effective interest rate, with a charge to non-cash interest expense, over the term of borrowing and until our entry into our current credit facility in March 2017, at which time we paid Oxford $1.0 million in satisfaction of all final payment fee liabilities due under the prior credit facility.

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

Commitments and Contractual Obligations

As of September 30, 2018, there were no significant changes to our commitments and future minimum contractual obligations as set forth in our IPO prospectus filed with the SEC on June 29, 2018.

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

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

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

During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Issuances of Unregistered Securities

None.

Use of Proceeds from IPO

Our IPO was effected pursuant to a Registration Statement on Form S-1 (File No. 333-225307) that was declared effective by the SEC on June 27, 2018. On June 27, 2018, we sold 6.325 million shares of our common stock at a public offering price of $17.00 per share, for aggregate gross proceeds of $107.5 million.

On July 2, 2018, we received net proceeds from our IPO of $96.5 million after deducting underwriting discounts, commissions, and other offering expenses paid by us. The funds shall are being in a manner consistent with the use of proceeds from the IPO as described in our IPO prospectus under the caption “Use of Proceeds,” which has not materially changed since the filing of our IPO prospectus with the SEC on June 29, 2018.

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

Exhibit Number	Description
10.10*	2018 Equity Incentive Plan
10.11*	2018 Employee Stock Purchase Plan
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

NEURONETICS, INC. (Registrant)

Date: November 6, 2018	By:	/s/ Christopher Thatcher
	Name:	Christopher Thatcher
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2018	By:	/s/ Peter Donato
	Name:	Peter Donato
	Title:	VP, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)