Form 10-Q
period 2019-03-31
Neuronetics, Inc.
filed 2019-05-07
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]   No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name on each exchange on which registered
Common Stock ($0.01 par value)	STIM	The Nasdaq Global Market

There were 18,308,125 shares of the registrant’s common stock outstanding as of April 30, 2019.

NEURONETICS, INC.

Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEURONETICS, INC.

Balance Sheets

(Unaudited; In thousands, except per share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$96,146	$104,583
Accounts receivable, net	5,666	5,620
Inventory	2,410	2,432
Current portion of net investments in sales-type leases	135	-
Current portion of prepaid commission expense	59	-
Prepaid expenses and other current assets	1,627	1,838
Total current assets	106,043	114,473
Property and equipment, net	1,210	1,378
Operating lease right-of-use assets	4,113	-
Net investments in sales-type leases	225	-
Prepaid commission expense	456	-
Other assets	1,390	1,171
Total Assets	$113,437	$117,022
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,588	$3,756
Accrued expenses	6,291	7,548
Deferred revenue	2,467	2,255
Current portion of operating lease liabilities	515	-
Total current liabilities	11,861	13,559
Long-term debt, net	30,572	30,395
Deferred revenue	1,849	1,940
Operating lease liabilities	3,734	-
Deferred rent	-	86
Total Liabilities	48,016	45,980
Commitments and contingencies (Note 16)
Stockholders’ Equity :
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding at March 31, 2019 and December 31, 2018	-	-
Common stock, $0.01 par value: 200,000 shares authorized; 18,227 and 17,744 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	182	177
Additional paid-in capital	293,811	291,908
Accumulated deficit	(228,572)	(221,043)
Total Stockholders' Equity	65,421	71,042
Total Liabilities and Stockholders’ Equity	$113,437	$117,022

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Operations

(Unaudited; In thousands, except per share data)

	Three Months ended
	March 31,
	2019	2018
Revenues	$12,728	$10,152
Cost of revenues	2,807	2,457
Gross Profit	9,921	7,695
Operating expenses:
Sales and marketing	9,592	8,109
General and administrative	4,599	2,636
Research and development	2,786	1,555
Total operating expenses	16,977	12,300
Loss from Operations	(7,056)	(4,605)
Other (income) expense:
Interest expense	919	921
Other expense (income), net	(446)	(29)
Net Loss	$(7,529)	$(5,497)
Net loss per share of common stock outstanding, basic and diluted	$(0.42)	$(24.43)
Weighted-average common shares outstanding, basic and diluted	18,026	226

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statement of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited; In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2017	304,958	$187,136	231	$2	$4,292	$(196,946)	$(192,652)
Exercises of stock options	-	-	20	1	30	-	31
Share-based compensation expense	-	-	-	-	144	-	144
Net loss	-	-	-	-	-	(5,497)	(5,497)
Balance at March 31, 2018	304,958	$187,136	251	$3	$4,466	$(202,443)	$(197,974)

Balance at December 31, 2018	-	$-	17,744	$177	$291,908	$(221,043)	$71,042
Exercises of stock options	-	-	483	5	1,402	-	1,407
Share-based compensation expense	-	-	-	-	501	-	501
Net loss	-	-	-	-	-	(7,529)	(7,529)
Balance at March 31, 2019	-	$-	18,227	$182	$293,811	$(228,572)	$65,421

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Cash Flows

(Unaudited; In thousands)

	Three Months ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(7,529)	$(5,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	204	139
Share-based compensation	501	144
Non-cash interest expense	177	247
Change in fair value of convertible preferred stock warrant liability	-	7
Cost of rental units purchased by customers	27	66
Changes in certain assets and liabilities:
Accounts receivable, net	(47)	(15)
Inventory	59	(298)
Net investment in sales-type leases	(360)	-
Prepaid commission expense	(515)	-
Prepaid expenses and other assets	504	219
Accounts payable	(1,475)	263
Accrued expenses	(1,236)	(3,106)
Deferred revenue	120	(453)
Deferred rent	-	(13)
Net Cash Used in Operating Activities	(9,570)	(8,297)
Cash Flows from Investing Activities:
Purchases of property and equipment and capitalized software	(274)	(297)
Net Cash Used in Investing Activities	(274)	(297)
Cash Flows from Financing Activities:
Payments of public offering costs	-	(230)
Proceeds from exercises of stock options	1,407	31
Net Cash Provided by (Used in) Financing Activities	1,407	(199)
Net (Decrease) in Cash and Cash Equivalents	(8,437)	(8,793)
Cash and Cash Equivalents, Beginning of Period	104,583	29,147
Cash and Cash Equivalents, End of Period	$96,146	$20,354
Supplemental disclosure of cash flow information:
Cash paid for interest	$737	$628
Transfer of inventory to property and equipment	$37	$169
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$44	$-
Deferred initial public offering costs included in accounts payable and accrued expenses	$-	$1,339

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

Liquidity

As of March 31, 2019, the Company had cash and cash equivalents of $96.1 million and an accumulated deficit of $228.6 million. The Company incurred negative cash flows from operating activities of $20.6 million for the year ended December 31, 2018 and $9.6 million for the three months ended March 31, 2019. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company seeks to expand its sales and marketing initiatives to support its growth into existing and new markets and invest in additional research and development activities. The Company’s primary sources of capital to date have been proceeds from its IPO, private placements of its convertible preferred securities, borrowings under its credit facilities and revenues from sales of its products. As of March 31, 2019, the Company had $30.0 million of borrowings outstanding under its credit facility, which matures in March 2022. Management believes that the Company’s cash and cash equivalents as of March 31, 2019 and anticipated revenues from sales of its products are sufficient to fund the Company’s operations for at least the next 24 months after March 31, 2019.

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission, or SEC, which permit reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying balance sheets and statements of operations, changes in convertible preferred stock and stockholders’ deficit and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s Form 10-K filed with the SEC on March 5, 2019, wherein a more complete discussion of significant accounting policies and certain other information can be found.

Use of Estimates

The preparation of financial statements in accordance with GAAP and the rules and regulations of the SEC requires the use of estimates and assumptions, based on judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Although management believes its estimates and assumptions are reasonable when made, they are based upon information available at the time they are made. Management evaluates the estimates and assumptions on an ongoing basis and, if necessary, makes adjustments. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions, and given the subjective element of the estimates and assumptions made, actual results may differ from estimated results. The most significant estimates and judgments impact share-based compensation prior to the initial public offering (IPO).

NEURONETICS, INC.

Notes to Interim Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s complete summary of significant accounting policies can be found in “Note 3. Summary of Significant Accounting Policies” in the audited financial statements included in the Company’s Form 10-K filed with the SEC on March 5, 2019.

As of January 1, 2019, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606) and ASU 2016-02, “Leases” (Topic 842). The Company’s accounting policies have been modified accordingly:

Revenue Recognition

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

On January 1, 2019, the Company adopted Topic 606 using the modified retrospective method applying the open contract practical expedient and accounted for those contracts which were not completed as of January 1, 2019 under Topic 606. Results for reporting periods beginning after January 1, 2019 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605.

Impact of Topic 606 on Financial Statement Line Items

The adoption of ASC 606 had no impact to retained earnings or revenue as of January 1, 2019 and March 31, 2019, respectively.

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on prepaid commissions expense on the balance sheet as of March 31, 2019 and the statement of operations for the three months ended March 31, 2019 is as follows:

	March 31, 2019
	As Reported	Balance Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Current portion of prepaid commission expense	$59	$-	$59
Prepaid commission expense	456	-	456

	Three Months ended March 31, 2019
	As Reported	Balance Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Sales and marketing	$9,592	$10,107	$(515)
Net loss	(7,529)	(8,044)	515

Topic 606 is principles-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Sales and usage-based taxes are excluded from revenues.  Other than the revenue recognized under the distribution agreement disclosed below, all but an immaterial amount of the Company’s revenue is recognized at a point in time.

Contract Formation

The Company accounts for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. For all sales, the Company uses either a signed agreement or a binding purchase order as evidence of an arrangement.

NEURONETICS, INC.

Notes to Interim Financial Statements

Performance Obligations

The unit of account for Topic 606 is the performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer or a series of distinct goods or services that are substantially the same and have the same pattern of transfer. A contract’s transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s contracts are comprised of the following performance obligations:

(1)

The NeuroStar TMS Therapy System (the “System”) which includes a chair, an electromagnet coil, a monitoring console and accessories. The various components are inputs that function together to deliver a combined output and together form one performance obligation (a NeuroStar Advanced Therapy System). Revenues from the sale of the System are satisfied at the point-in-time when delivered to the customer’s premises.

(2)

NeuroStar Treatment Session (the “Treatment Session”) is a single use consumable that is delivered via an encrypted activation code and is required in order for a clinician to perform trans-cranial magnetic stimulation (“TMS”) therapy.  Revenues from the sale of the Treatment Sessions are satisfied at the point-in-time when delivered to the customer. The Company determined that sales of Treatment Sessions are not part of the enforceable rights and obligations of the System sales, except when sold with System sales.

(3)

Separately priced extended warranties and when-and-if-available upgrade rights are considered service-type warranties. Warranty services are considered stand-ready obligations satisfied over-time and recognized using a straight-line time-based measurement toward completion.

(4)

The System clinical and reimbursement training enable the clinician to provide patient treatment.  The trainings are not required in order to operate the System, but are required in order to receive a certification from the Company and accordingly are not essential to the functionality of other performance obligations. Training services are recognized at a point-in-time when training is complete, typically simultaneous to or near the time of delivery of the System.

In addition, the Company has determined that there are various perfunctory deliverables such as installation of the System, the technical support hotline and marketing materials which the Company does not separately recognize as revenue nor does the Company accrue the estimated cost of providing these goods and services because they are not material. The Company provides a two-year warranty on all new System sales which were determined to be assurance-type warranties and thus not considered a separate performance obligation. The Company accrues the cost of providing these warranties.

There is no right of return or refund for any of the Company’s products or services and the Company has elected to treat shipping and handling as a fulfillment activity and expenses the costs as incurred.

Rent-to-Own

The System is typically purchased but the Company does offer certain customers the option to lease instead. The Company accounts for these leases under Topic 842, Leases. Under Topic 842 the leases are typically accounted for as a sales-type lease which results in the derecognition of the underlying asset, the recognition of profit or loss on the sale, and the recognition of an investment in sales-type lease. The investment is periodically increased for interest earned and reduced as lease payments are received.

Distribution Agreement

The Company has an exclusive distribution agreement with a foreign entity for a period of 7 ½ years with two 2 year renewal options. As consideration for the right to be the sole distributor of the Company’s products and use of the Company’s intellectual property in the foreign territory, the distributor is required to make certain fixed milestone payments upon contract execution and regulatory approval. In addition, the distributor is required to make variable milestone payments depending upon regulatory reimbursement rates. Furthermore, the distributor is required to make certain minimum purchases based upon sales history and forecasts subject to a ceiling and floor. The Company assessed the potential performance obligations in this contract and concluded that the contract contained the following performance obligations:

•	Exclusive distribution and intellectual property license
•	NeuroStar TMS Therapy System (the “System”)
•	NeuroStar Treatment Session (the “Treatment Session”)

NEURONETICS, INC.

Notes to Interim Financial Statements

The distribution agreement contains pricing for the Company’s products and services. The contractual purchase prices were determined to be at the standalone selling prices based on the expected sales volumes of this customer type and thus the Company concluded that this agreement did not contain a separate performance obligation for the material right to discounted Systems and Treatments Sessions. The Company allocated the transaction price through a combination of the cost plus a margin approach and the residual method. For the System and Treatment Sessions the Company maximized the use of observable inputs by beginning with average historical contractual selling prices and adjusting on a consistent and rational basis for pricing trends, the customer type and expected sales volumes and the Company’s changing cost and margins. Since it was determined that the contractual selling prices for the Company’s products and services in the distribution agreement were at the standalone selling prices, the residual consideration which is made up of the fixed and variable milestone payments was allocated to the exclusive distribution and intellectual property license. The exclusive distribution and intellectual property rights were determined to be symbolic IP and thus recognized over time. The System and Treatment Sessions were determined to be performance obligations recognized at a point in time when delivered to the distributor.

Contract Estimates

Accounting for the Company’s contracts involves the use of significant judgments and estimates including determining the separate performance obligations, allocating the transaction price to the different performance obligations and determining the method to measure the entity’s performance toward satisfaction of performance obligations that most faithfully depicts when control is transferred to the customer. The Company allocates the contract’s transaction price to each performance obligation using the Company’s best estimate of the standalone selling price for each distinct good or service in the contract. The Company maximizes the use of observable inputs by beginning with average historical contractual selling prices and adjusting as necessary and on a consistent and rational basis for other inputs such as pricing trends, customer types, volumes and changing cost and margins.

Contract Balances

Payment terms typically require payment upon shipment of the System and additional payments as access codes are delivered, which can span several years after the System is first delivered and installed. The timing of revenue recognition compared to billings and cash collections typically results in accounts receivable. However, sometimes customer advances and deposits might be required for certain customers and are recorded as contract liabilities. Changes in the contract asset and liability balances during the three-month period ended March 31, 2019, were not materially impacted by any other factors.

The Company expects to recognize approximately the following percentages of deferred revenue by year:

Year:	Revenue Recognition
2019	54%
2020	11%
2021	9%
2022	9%
2023	9%
Thereafter	8%
Total	100%

Revenue recognized for the three-month period ended March 31, 2019 that was included in the contract liability balance at the beginning of the year was $1.1 million, and primarily represented revenue earned from separately priced extended warranties and clinical training.

Leases

Adoption of ASC Topic 842, "Leases"

The Company accounts for leases in accordance with ASC Topic 842, Leases, (“Topic 842”). The Company determines if an arrangement is a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment), and (2) the customer has the right to control the use of the identified asset.

NEURONETICS, INC.

Notes to Interim Financial Statements

The Company leases warehouse and office space, and office equipment pursuant to net operating leases. Operating leases where the Company is the lessor are included in revenue on the Statements of Operations.

From time to time the Company enters into sales-type lease arrangements that include a lessee obligation to purchase the leased equipment at the end of the lease term, a bargain purchase option, or provides for minimum lease payments with a present value 90% or more of the fair value of the leased equipment at the date of lease inception. Sales-type leases where the Company is the lessor are included in revenue on the Statements of Operations.

Operating leases where the Company is the lessee are included in operating lease right-of-use assets and operating lease liabilities on the Balance Sheets. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date.

The Company uses the following inputs in its lease calculations under Topic 842: (1) the discount rate the Company uses to discount the unpaid lease payments to present value, (2) lease term, and (3) lease payments.

(1)

Topic 842 requires a lessor to discount its unpaid lease payments using the interest rate implicit in the lease and a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As most leases where the Company is the lessee do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The Company uses the implicit rate when readily determinable.

(2)

The lease term for all leases includes the noncancelable period of the lease plus any additional periods covered by either a lessee option to extend (or not to terminate) the lease that the lessee is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.

(3)

Lease payments included in the measurement of the lease asset or liability comprise the following: fixed payments (including in-substance fixed payments), and the exercise price of a lessee option to purchase the underlying asset if the lessee is reasonably certain to exercise.

For operating leases where the Company is the lessor, the Company continues recognizing the underlying asset and depreciating it over its estimated useful life. Lease income from lessees is recognized on a straight-line basis over the terms of the relevant lease agreement in revenue. Operating leases for equipment with fixed rentals and step rentals are recognized on a straight-line basis over the term of the lease, assuming no renewals, in revenue. Revenue is not recognized when collection is not reasonably assured. When collectability is not reasonably assured, the customer is placed on non-accrual status and revenue is recognized when cash payments are received.

The lease asset for sales-type leases is initially measured as the total net investment in the lease, which comprises the initial amount of the lease receivable plus the deferred initial direct costs.

The lease asset for sales-type leases is subsequently measured throughout the lease term at the carrying amount of the net investment in the lease which is increased by interest income and reduced by lease payments collected. The lease payments are segregated into principal and interest components similar to a loan. Equipment leasing revenues are recognized on an effective interest method over the lease term. The principal component of the lease payment is reflected as a reduction to the net investment in the lease.

For operating leases where the Company is the lessee, the right-of-use (ROU) asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. The ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Lease assets for sales-type where the Company is the lessor and ROU assets for operating leases where the Company is the lessee are periodically reduced by impairment losses. The Company uses the loans impairment guidance in ASC Subtopic 330-10, Receivables, and the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether a lease asset or a ROU asset, respectively, is impaired, and if so, the amount of the impairment loss to recognize. As of March 31, 2019, the Company has not encountered any impairment losses.

NEURONETICS, INC.

Notes to Interim Financial Statements

The Company monitors for events or changes in circumstances that require a reassessment of a lease. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in profit or loss.

The Company has elected not to recognize ROU assets and lease liabilities for all short-term leases that have a lease term of 12 months or less. The Company recognizes the lease payments associated with the short-term leases as an expense on a straight-line basis over the lease term. Variable lease payments associated with these leases are recognized and presented in the same manner as for all other leases. The Company has elected to exclude sales and other similar taxes from lease payments in arrangements where the Company is a lessor.

The Company adopted ASU 2016-02 using a modified retrospective transition approach as of the effective date as permitted by the amendments in ASU 2018-11, which provides an alternative modified retrospective transition method. As a result, the Company was not required to adjust comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption (i.e. January 1, 2019). The Company has elected to adopt the package of transition practical expedients and, therefore, has not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. The Company did not elect the practical expedient to use hindsight for leases existing at the adoption date. Further, the Company does not expect the amendments in ASU 2018-01: Land Easement Practical Expedient to have an effect on us because the Company does not enter into land easement arrangements. There was no effect of the adoption of Topic 842 on retained earnings and other components of equity as of December 31, 2018.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s discussion of recently issued accounting pronouncements can be found in “Note 4. Recent Accounting Pronouncements” in the audited financial statements included in the Company’s Form 10-K filed with the SEC on March 5, 2019.

5.	FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaids and other current assets, and accounts payable on the Company’s balance sheets approximated their fair values as of March 31, 2019 and December 31, 2018 due to their short-term nature. The carrying values of the Company’s credit facility approximated its fair value as of March 31, 2019 and December 31, 2018 due to its variable interest rate.

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

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (cash equivalents)	$87,553	$87,553	$87,553	$-	$-

NEURONETICS, INC.

Notes to Interim Financial Statements

	December 31, 2018
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (cash equivalents)	$87,062	$87,062	$87,062	$-	$-

6.	ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Gross accounts receivable - trade	$6,068	$6,120
Less: Allowances for doubtful accounts	(402)	(500)
Accounts receivable, net	$5,666	$5,620

7.	PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

The following table presents the composition of property and equipment, net as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Laboratory equipment	$150	$150
Office equipment	487	487
Computer equipment and software	1,062	1,050
Manufacturing equipment	273	273
Leasehold improvements	172	172
Rental equipment	1,156	1,262
Property and equipment, gross	3,300	3,394
Less: Accumulated depreciation	(2,090)	(2,016)
Property and equipment, net	$1,210	$1,378

As of March 31, 2019 and December 31, 2018, the Company had capitalized software costs, net of $1.2 million and $1.0 million, respectively, which are included in “Other assets” on the balance sheet.

Depreciation and amortization expense was $0.2 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

8.	LEASES

Lessee:

The Company has operating leases for its corporate headquarters and office equipment, including copiers. The Company leases approximately 32,000 square foot facility in Malvern, Pennsylvania for our corporate headquarters, which includes office and warehouse space. In Q1 2019, the Company signed a lease modification for its Malvern facility that extended the lease through February 2028 and included approximately 10,000 square foot additional premises. The Company has an option to extend the lease on its combined 42,000 square foot facility for an additional five-year term; however, the Company has determined it is not reasonably certain to exercise the option at this time due to on-going personnel expansion efforts. The Company also maintains operating leases on office equipment, including copiers, which end in March 2023. The Company does not currently have any finance leases or executed leases that have not yet commenced.

For the three months ended March 31, 2019 there was $0.1 million of operating lease rent expense. As of March 31, 2019 the weighted-average remaining lease term of operating leases was 9 years and the weighted-average discount rate was 6.5%.

NEURONETICS, INC.

Notes to Interim Financial Statements

The following table presents the supplemental cash flow information as a lessee related to leases (in thousands):

March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$117
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,164

The following table sets forth by year the required future payments of operating lease liabilities (in thousands):

March 31, 2019
Remainder of 2019	$388
2020	584
2021	613
2022	637
2023	634
Thereafter	2,792
Total lease payments	5,648
Less imputed interest	(1,399)
Present value of operating lease liabilities	$4,249

The following table sets forth by year the minimum expected lease payments under non-cancelable operating leases (in thousands) as of December 31, 2018:

December 31, 2018
2019	$547
2020	560
2021	88
Total lease payments	$1,195

Lessor sales-type leases:

Certain costumers have purchased NeuroStar Advanced Therapy Systems on a rent-to-own basis. The lease term is three years with a customer option to purchase the NeuroStar Advanced Therapy System at the end of the lease.

The following table sets forth the profit recognized on sales-type leases (in thousands):

	Three Months ended March 31,
	2019	2018
Profit recognized at commencement, net	$144	$-
Interest Income	-	-
Total sales-type lease income	$144	$-

The following table sets forth a maturity analysis of the undiscounted lease receivables related to sales-type leases (in thousands):

March 31, 2019
Remainder of 2019	$-
2020	135
2021	135
2022	90
Total sales-type lease receivables	$360

NEURONETICS, INC.

Notes to Interim Financial Statements

As of March 31, 2019, the carrying amount of the lease receivables is $0.4 million. The Company does not have any unguaranteed residual assets.

Lessor operating leases:

NeuroStar Advanced Therapy Systems sold on a rent-to-own basis prior to January 1, 2019 are accounted for as operating leases. For the three months ended March 31, 2019 and 2018, the Company recognized operating lease income of $0.2 million and $0.3, respectively.

The following table sets forth a maturity analysis of its undiscounted lease receivables related to operating leases:

March 31, 2019
Remainder of 2019	$410
2020	365
2021	150
Total lease receivables	$925

The Company maintained Rental Equipment, net of $0.8 million and $0.9 million, as of March 31, 2019 and December 31, 2018, respectively, which are included in “Property and equipment, net” on the balance sheet. Rental equipment depreciation expense was $0.05 million and $0.06 million for the three months ended March 31, 2019 and 2018, respectively.

9.	PREPAID COMMISSION EXPENSE

The Company pays a commission on both NeuroStar Advanced Therapy System sales and Treatment Session sales. Since the commission paid for NeuroStar Advanced Therapy System sales is not commensurate with the commission paid for Treatment Sessions, the Company capitalizes commission expense associated with NeuroStar Advanced Therapy System commissions paid that is incremental to specifically anticipated future Treatment Session orders. In developing this estimate, the Company considered its historical Treatment Session sales and customer retention rates, as well as technology development life cycles and other industry factors. These costs are periodically reviewed for impairment.

NeuroStar Advanced Therapy System commissions are deferred and amortized on a straight-line basis over a seven year period equal to the average customer term, which the Company deems to be the expected period of benefit for these costs. As result of modified retrospective adoption method applied to open contracts only, the beginning balance as of January 1, 2019 did not include prepaid commission expense for those contracts that were substantially complete as of December 31, 2018.

On the Company's balance sheets, the current portion of capitalized contract costs is represented by the current portion of prepaid commission expense, while the long-term portion is included prepaid commission expense. Amortization expense was $0.02 million for the three months ended March 31, 2019.

10.	ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Compensation and related benefits	$3,080	$4,909
Consulting and professional fees	626	342
Research and development expenses	392	191
Sales and marketing expenses	106	127
Warranty	612	629
Sales and other taxes payable	711	606
Interest payable	255	251
Other	509	493
Accrued expenses	$6,291	$7,548

NEURONETICS, INC.

Notes to Interim Financial Statements

11.	DEBT

The following table presents the composition of debt as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Outstanding principal	$30,000	$30,000
Accrued final payment fees	1,555	1,468
Less debt discounts	(983)	(1,073)
Long-term debt, net	$30,572	$30,395

For the three months ended March 31, 2019, the Company recognized interest expense of $0.9 million, of which $0.7 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees. For the three months ended March 31, 2018, the Company recognized interest expense of $0.9 million, of which $0.7 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

Credit Facility

In March 2017, the Company entered into a loan and security agreement with Oxford Finance LLC, or Oxford, for a credit facility that replaced its previous $25.0 million credit facility with Oxford and which allowed it to borrow up to $35.0 million in three tranches of term loans: a Term A Loan in the amount of $25.0 million, which was drawn down immediately upon closing in March 2017, a Term B Loan in the amount of $5.0 million, which was drawn down in December 2017, and a Term C Loan in the amount of $5.0 million, which became available to the Company upon the achievement of $45.0 million of trailing twelve month revenues during the second quarter of 2018. Upon achieving the required revenue milestone, the Company had 60 days to notify Oxford if it elected to borrow the Term C Loan. As a result of completing its IPO on July 2, 2018 and receiving the net proceeds therefrom, the Company elected not to borrow the additional $5.0 million, and it is no longer available to the Company. Each term loan accrues interest from the date of borrowing through the date of repayment at a floating per annum rate of interest, which resets monthly and is equal to the greater of (a) 8.15% or (b) the 30-day U.S. LIBOR on the last business day of the month plus 7.38%. The Company was also required to issue to Oxford at the date of each borrowing warrants to purchase its Series F or later series of convertible preferred stock with a seven-year term and in an amount equal to 3.95% of the first $5.0 million of each tranche borrowed. The credit facility matures and all amounts borrowed thereunder are due on March 1, 2022. As of March 31, 2019, the Company had borrowed and had outstanding an aggregate of $30.0 million of principal under the credit facility.

The Term A Loan featured an interest-only period through March 2019, during which time the Company was required to make monthly interest payments, after which time the Company was required to make monthly payments of principal and interest based on a 36-month amortization schedule. However, due to the achievement of $45.0 million of revenues during fiscal year 2018, the interest-only period was extended for an additional 12 months through March 2020, after which time the Company will be required to make monthly payments of principal and interest based on a 24-month amortization schedule. In connection with the drawdown of the Term A Loan, the Company issued to Oxford a warrant to purchase shares of its Series F convertible preferred stock. On July 2, 2018, this convertible preferred stock warrant converted into a warrant to purchase 20,303 shares of the Company’s common stock at an exercise price of $9.73 per share. The warrant will expire in March 2024.

The Term B Loan featured an interest-only period through March 2019, during which time the Company was required to make monthly interest payments, after which time the Company was required to make monthly payments of principal and interest based on a 36-month amortization schedule. However, due to the achievement of $45.0 million of revenues during the fiscal year 2018, the interest-only period was extended for an additional 12 months through March 2020, after which time the Company will be required to make monthly payments of principal and interest based on a 24-month amortization schedule. In connection with the drawdown of the Term B Loan, the Company issued to Oxford a warrant to purchase shares of its Series F convertible preferred stock. On July 2, 2018, this convertible preferred stock warrant converted into a warrant to purchase 20,303 shares of the Company’s common stock at an exercise price of $9.73 per share. The warrant will expire in December 2024.

NEURONETICS, INC.

Notes to Interim Financial Statements

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

The Company’s obligations under the credit facility are secured by a first priority security interest in substantially all of its assets, other than its intellectual property. The Company has agreed not to pledge or otherwise encumber any of its intellectual property. The loan and security agreement related to the credit facility includes a financial maintenance covenant that requires the Company to achieve at least 75% of its trailing 12-month forecasted revenues, as measured each month in accordance with a forecast that the Company provided to Oxford upon signing the agreement and future forecasts that the Company is required to deliver to Oxford each year for the life of the credit facility, as well as customary affirmative and negative covenants. The Company was in compliance with all of the covenants under its credit facility as of March 31, 2019.

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

Based on a 24-month amortization of the outstanding principal amounts of the Term A and Term B Loans beginning on April 1, 2020 as discussed above, the following table sets forth by year the Company’s required future principal payments (in thousands):

Year:	Principal Payments
2019	$-
2020	11,250
2021	15,000
2022	3,750
Total principal payments	$30,000

12.	COMMON STOCK

Common Stock

The Company’s amended and restated certificate of incorporation as of March 31, 2019 authorized the issuance of 200.0 million shares of common stock, $0.01 par value per share, of which 18.2 million were issued and outstanding as of March 31, 2019.

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Shares of common stock issued	18,227	17,744
Shares of common stock reserved for issuance for:
Common stock warrants outstanding	105	105
Stock options outstanding	2,670	2,711
Restricted stock units outstanding	43	43
Shares available for grant under stock incentive plan	1,457	1,312
Shares available for sale under employee stock purchase plan	244	244
Total shares of common stock issued and reserved for issuance	22,746	22,159

NEURONETICS, INC.

Notes to Interim Financial Statements

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

Common Stock Warrants

The following table summarizes the Company’s outstanding common stock warrants as of March 31, 2019 and December 31, 2018:

Warrants Outstanding (in thousands)	Exercise Price	Expiration Date
14	$19.55	Dec-2022
30	$9.73	Feb-2021
20	$9.73	Aug-2023
20	$9.73	Mar-2024
21	$9.73	Dec-2024
105

13.	LOSS PER SHARE

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

The following potentially dilutive securities outstanding as of March 31, 2019 and 2018 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	March 31,
	2019	2018
Stock options	2,670	2,669
Non-vested restricted stock awards	1	13
Non-vested restricted stock units	166	-
Convertible preferred stock warrants	-	105
Common stock warrants	105	-
Shares of convertible preferred stock “as-converted”	-	10,994

NEURONETICS, INC.

Notes to Interim Financial Statements

14.	SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its statements of operations for the three months ended March 31, 2019 and 2018 is as follows (in thousands):

	Three Months ended March 31,
	2019	2018
Cost of revenues	$10	$4
Sales and marketing	204	54
General and administrative	218	55
Research and development	69	31
Total	$501	$144

2018 Equity Incentive Plan

In June 2018, the Company adopted the 2018 Equity Incentive Plan, or 2018 Plan, which authorized the issuance of up to 1.4 million shares, subject to an annual 4% evergreen increase, in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. The amount and terms of grants are determined by the Company’s board of directors. To date, the Company has granted restricted stock units to one member of senior management and to an independent member of its board of directors as compensation for board service. All stock options granted to date have had exercise prices equal to the fair value, as determined by the closing price as reported by the Nasdaq Global Market, of the underlying common stock on the date of grant. The contractual term of stock options is up to 10 years, and stock options are exercisable in cash or as otherwise determined by the board of directors. Generally, stock options vest 25% upon the first anniversary of the date of grant and the remainder ratably monthly thereafter for 36 months. As of March 31, 2019, there were 1.5 million shares available for future issuance under the 2018 plan.

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2019:

	Number of Shares under Option (in thousands)	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	2,711	$3.59
Granted	476	$16.49
Exercised	(483)	$2.97
Forfeited	(34)	$9.88
Outstanding at March 31, 2019	2,670	$5.92	7.9	$26,014
Exercisable at March 31, 2019	1,286	$2.14	6.7	$16,859
Vested and expected to vest at March 31, 2019	2,670	$5.92	7.9	$26,014

The Company recognized share-based compensation expense related to stock options of $0.4 million and $0.1 million for the three months ended March 31, 2019 and March 31, 2018, respectively. As of March 31, 2019, there was $6.8 million of total unrecognized compensation cost related to non-vested stock options which the Company expects to recognize over a weighted-average period of 3.5 years. The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2019 was estimated at $8.93 per option. The total intrinsic value of stock options exercised during the three months ended March 31, 2019 was $6.8 million.

NEURONETICS, INC.

Notes to Interim Financial Statements

For the three months ended March 31, 2019, the grant-date fair value of stock options was estimated at the time of grant using the following weighted-average inputs and assumptions in the Black-Scholes option pricing model:

Estimated fair value of common stock	$16.49
Exercise price	$16.49
Expected term (in years)	6.1
Risk-free interest rate	2.5%
Expected volatility	55.3%
Dividend yield	0%

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the Company’s restricted stock award and restricted stock unit activity for the three months ended March 31, 2019:

	Non-vested Restricted Stock Awards (in thousands)	Weighted- average Grant-date Fair Value	Non-vested Restricted Stock Units (in thousands)	Weighted- average Grant-date Fair Value
Non-vested at December 31, 2018	4	$2.32	43	$25.21
Granted	-	$-	123	$16.42
Vested	(3)	$2.32	-	$-
Non-vested at March 31, 2019	1	$2.32	166	$18.69

The Company recognized approximately $0.1 million and minimal in share-based compensation expense related to restricted stock awards and restricted stock units during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $2.8 million of unrecognized compensation cost related to non-vested restricted stock awards and restricted stock units, which the Company expects to recognize over a weighted-average period of 3.1 years. The total fair value at the vesting date of restricted stock awards and restricted stock units vested during the three months ended March 31, 2019 was $0.1 million.

15.	EMPLOYEE BENEFIT PLANS

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

2018 Employee Stock Purchase Plan

In July 2018, the Company adopted the 2018 Employee Stock Purchase Plan, or 2018 ESPP, with an initial 0.2 million share reserve, subject to automatic annual increases on January 1st of each year for a period of up to ten years, as defined in the plan document. The purpose of the 2018 ESPP is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock of the Company. The 2018 ESPP provides the opportunity to purchase the Company’s common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. As of March 31, 2019, the Company had not yet approved any offering under the 2018 ESPP.

16.	COMMITMENTS AND CONTINGENCIES

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

NEURONETICS, INC.

Notes to Interim Financial Statements

17.	GEOGRAPHICAL SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company currently operates in one business segment as it is managed and operated as one business. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its products or product development.

The following geographic data includes revenue generated from the Company’s third-party distributors. The Company’s revenue was generated in the following geographic regions and by product line for the years indicated (in thousands):

	Revenues by Geography
	Three Months ended March 31,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
United States	$12,546	99%	$9,972	98%
International	182	1%	180	2%
Total revenues	$12,728	100%	$10,152	100%

	U.S. Revenues by Product Category Three Months ended March 31,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$3,350	27%	$2,373	24%
Treatment sessions	8,778	70%	7,240	73%
Other	418	3%	359	3%
Total U.S. revenues	$12,546	100%	$9,972	100%

	International Revenues by Product Category Three Months ended March 31,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$72	40%	$-	0%
Treatment sessions	19	10%	25	14%
Other	91	50%	155	86%
Total International revenues	$182	100%	$180	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 5, 2019. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

We are a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from psychiatric disorders. Our first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation, or TMS, to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the United States Food and Drug Administration, or FDA, to treat adult patients with major depressive disorder, or MDD, that have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. NeuroStar Advanced Therapy is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We believe we are the market leader in TMS therapy based on our U.S. installed base of 931 active NeuroStar Advanced Therapy Systems in approximately 737 psychiatrist offices as of March 31, 2019 and the estimated 63,900 patients treated with approximately 2.3 million of our treatment sessions through such date. We generated revenues of $12.7 million and $10.2 million for the three months ended March 31, 2019 and March 31, 2018 respectively.

We designed the NeuroStar Advanced Therapy System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of existing treatment options. We generate revenues from initial capital sales of our systems, recurring treatment sessions and service and repair and extended warranty contracts. We derive the majority of our revenues from recurring treatment sessions. For the three months ended March 31, 2019, revenues from sales of our treatment sessions and NeuroStar Advanced Therapy Systems represented 70% and 27% of our U.S. revenues, respectively. For the three months ended March 31, 2018, revenues from sales of our treatment sessions and NeuroStar Advanced Therapy Systems represented 73% and 24% of our U.S. revenues, respectively.

We currently sell our NeuroStar Advanced Therapy System and recurring treatment sessions in the United States with the collaborative support of our 206 employees as of March 31, 2019. Our sales force primarily targets 15,100 psychiatrists at 3,600 high-decile psychiatric practices that we estimate, based on data from Symphony Health and our own internal estimates, treat approximately 33% of the total MDD patients in the United States who meet our labeled indication and are insured. We expect to continue to expand our direct sales and customer support team to further penetrate the market by demonstrating the benefits of our NeuroStar Advanced Therapy to psychiatrists and their MDD patients. Some of our customers have and may purchase more than one NeuroStar Advanced Therapy System. Based on our commercial data, we believe psychiatrists can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients. We believe psychiatrists can generate approximately $7,500 to $10,000 of revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We have a diverse customer base of psychiatrists in group psychiatric practices in the United States. No single customer accounted for more than 10% of our revenues for three months ended March 31, 2019. Patients are reimbursed by Medicare and the vast majority of commercial payors in the United States for treatment sessions utilizing our NeuroStar Advanced Therapy System.

We market our products in a few select markets outside the United States through independent distributors. International revenues represented 1% and 2% of our total revenues for both the three months ended March 31, 2019 and March 31, 2018, respectively. In October 2017, we entered into an exclusive distribution agreement with Teijin Pharma Limited, or Teijin, for the distribution of our NeuroStar Advanced Therapy Systems and treatment sessions to customers who will treat patients with MDD in Japan. We received regulatory approval for our system in Japan in September 2017, and we expect the initial reimbursement of JPY 12,000 per treatment session to go into effect on or about June 1, 2019. We expect our international revenues to increase as a percentage of our total revenues as we grow our presence in Japan.

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

Our total revenues increased by $2.6 million, or 25%, from $10.2 million for the three months ended March 31, 2018 to $12.7 million for the three months ended March 31, 2019. For the three months ended March 31, 2019, our U.S. revenues were $12.5 million and compared to $10.0 million for the three months ended March 31, 2018, respectively, which represent an increase of 26% period over period. Due to the seasonality of our sales, during the first quarter of each year, we typically experience reduced revenues compared to our other quarters. We incurred net losses of $7.5 million for the three months ended March 31, 2019 compared to net losses of $5.5 million for the three months ended March 31, 2018, respectively. We expect to continue to incur losses for the next several years as we expand our commercial organization to support our planned sales growth and while continuing to invest in our pipeline indications. As of March 31, 2019, we had an accumulated deficit of $228.6 million.

Components of Our Results of Operations

Revenues

To date, we have generated revenues primarily from the capital portion of our business and related sales and rentals of the NeuroStar Advanced Therapy System and the recurring revenues from our sale of treatment sessions in the United States.

NeuroStar Advanced Therapy System Revenues.    NeuroStar Advanced Therapy System revenues consist primarily of sales or rentals of a capital component, including upgrades to the equipment attributable to the initial sale of the system. NeuroStar Advanced Therapy Systems can be purchased outright or on a rent-to-own basis by certain customers. We had an installed base of 931and 781 active NeuroStar Advanced Therapy Systems as of March 31, 2019 and 2018, respectively.

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

We refer you to the section titled “Critical Accounting Policies and Use of Estimates—Revenue Recognition” appearing in our Form 10-K filed with the SEC on March 5, 2019 and “Note 4. Summary of Significant Accounting Policies” appearing in this quarterly report on this form 10-Q for additional information regarding how we account for revenues.

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

Results of Operations

Comparison of the Three Months ended March 31, 2019

	Three Months ended March 31,		Increase / (Decrease)
	2019	2018	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$12,728	$10,152	$2,576	25%
Cost of revenues	2,807	2,457	350	14%
Gross Profit	9,921	7,695	2,226	29%
Gross Margin	78%	76%
Operating expenses:
Sales and marketing	9,592	8,109	1,483	18%
General and administrative	4,599	2,636	1,963	74%
Research and development	2,786	1,555	1,231	79%
Total operating expenses	16,977	12,300	4,677	38%
Loss from Operations	(7,056)	(4,605)	(2,451)	-53%
Other (income) expense:
Interest expense	919	921	(2)	0%
Other expense (income), net	(446)	(29)	(417)	-1438%
Net Loss	$(7,529)	$(5,497)	$(2,032)	-37%

	Revenues by Geography Three Months ended March 31,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
United States	$12,546	99%	$9,972	98%
International	182	1%	180	2%
Total revenues	$12,728	100%	$10,152	100%

	U.S. Revenues by Product Category Three Months ended March 31,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$3,350	27%	$2,373	24%
Treatment sessions	8,778	70%	7,240	73%
Other	418	3%	359	3%
Total U.S. revenues	$12,546	100%	$9,972	100%

Revenues

Total revenues increased by $2.6 million, or 25%, from $10.2 million for the three months ended March 31, 2018 to $12.7 million for the three months ended March 31, 2019. Revenues in the United States increased by $2.6 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to higher unit sales of both NeuroStar Advanced Therapy Systems and treatment sessions. International revenues were consistent for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Revenues in the United States increased by $2.6 million, or 26%, from $10.0 million for the three months ended March 31, 2018 to $12.5 million for the three months ended March 31, 2019. NeuroStar Advanced Therapy System revenues in the United States grew by $1.0 million, or 41%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in U.S. NeuroStar revenue was primarily driven by higher capital and rent-to-own revenue. Capital units sold increased 42% and average selling price declined 8% as compared to the prior period. On a sequential quarterly basis, average selling prices for capital sales were up approximately one-half of a percentage point.

NeuroStar Advanced Therapy System revenues represented 27% and 24% of U.S. revenues for the three months ended March 31, 2019 and March 31, 2018, respectively. We believe the growth in NeuroStar Advanced Therapy System revenues between these two periods was the result of the efforts of our expanded commercial organization and increased marketing efforts. As of March 31, 2019, we had an installed base of 931 active systems in the United States, compared to 781 as of March 31, 2018.

Treatment session revenues in the United States represented 70% and 73% of total revenues in the United States for the three months ended March 31, 2019 and March 31, 2018, respectively, and increased by 21% from $7.2 million for the three months ended March 31, 2018 to $8.8 million for the three months ended March 31, 2019. The increase in United States treatment session revenues was primarily the result of an approximate 18% increase in the number of treatment sessions sold. This was offset by an approximate 3% decline in average selling price due to pre-determined volume pricing discounts within our existing customer base, which are triggered when those customers surpass certain high volume thresholds, plus an increase in other treatment session revenue.

Cost of Revenues and Gross Margin

Cost of revenues increased by $0.4 million, or 14%, from $2.5 million for the three months ended March 31, 2018 to $2.8 million for the three months ended March 31, 2019. The increase was primarily due to increased costs associated with increased NeuroStar Advanced Therapy System sales volumes. Gross margin increased from 75.8% for the three months ended March 31, 2018 to 77.9% for the three months ended March 31, 2019. The majority of the increase in gross margin was the result of increased leverage on our service and operations costs as a result of higher sales compared to the prior year period.

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.5 million, or 18%, from $8.1 million for the three months ended March 31, 2018 to $9.6 million for the three months ended March 31, 2019. The increase was primarily due to increased personnel costs as a result of our sales expansion activities, as well as marketing expenses, consistent with our growth in revenues. Sales commissions were favorably impacted by $0.5 million for the three months ended March 31, 2019 due to the Company’s Topic 606 implementation as compared to the three months ended March 31, 2018.

General and Administrative Expenses

General and administrative expenses increased by $2.0 million, or 74%, from $2.6 million for the three months ended March 31, 2018 to $4.6 million for the three months ended March 31, 2019. The increase was primarily due to an increase in personnel and legal, accounting and other professional services expenses required to support the growth of our business and the infrastructure for public company reporting.

Research and Development Expenses

Research and development expenses increased $1.2 million, or 79%, from $1.6 million for the three months ended March 31, 2018 to $2.8 million for the three months ended March 31, 2019. The increase was primarily due to higher product development costs related to the launch of the next generation of our NeuroStar Advanced Therapy System and TrakStar practice management system, as well as increased spending in clinical development.

Interest Expense

Interest expense remained flat at $0.9 million for the three months ended March 31, 2019 and March 31, 2018.

Other Expense (Income), Net

Other expense (income), net increased by $0.4 million, from $0.03 million for the three months ended March 31, 2018 to $(0.4) million for the three months ended March 31, 2019, primarily as a result of increased interest income earned on the Company’s money market accounts.

Liquidity and Capital Resources

Overview

On July 2, 2018, we closed our initial public offering (IPO), in which we issued and sold 6.325 million shares of our common stock, which included shares sold pursuant to an option granted to the underwriters to purchase additional shares, at a public offering price of $17.00 per share. We received net proceeds of $96.5 million after deducting underwriting discounts, commissions, and other offering expenses paid by us. Our common stock is listed on the Nasdaq Global Market under the trading symbol “STIM.”

As of March 31, 2019, we had cash and cash equivalents of $96.1 million and an accumulated deficit of $228.6 million, compared to cash and cash equivalents of $104.6 million and an accumulated deficit of $221.0 million as of December 31, 2018. We incurred negative cash flows from operating activities of $9.6 million and $8.3 million for the three months ended March 31, 2019 and March 31, 2018, respectively. We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to expand our sales and marketing initiatives to support our growth in existing and new markets, invest funds in additional research and development activities and utilize cash for other corporate purposes. Our primary sources of capital to date have been from our IPO, private placements of our convertible preferred securities, borrowings under our credit facilities and sales of our products. As of March 31, 2019, we had $30.0 million of borrowings outstanding under our credit facility, which matures in March 2022.

We expect our revenues and expenses to increase in connection with our on-going activities, particularly as we continue to execute on our growth strategy, including expansion of our sales and customer support teams. We also expect to incur additional costs now that we are a public company. Based on our current business plan, we believe that our cash and cash equivalents as of March 31, 2019 and anticipated revenues from sales of our products will be sufficient to meet our anticipated cash requirements for at least the next 24 months after March 31, 2019. However, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional common or preferred equity or debt securities, or enter into a new credit facility or another form of third-party funding or seek other debt financing. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all. It is also possible that we may allocate significant amounts of capital towards products or technologies for which market demand is lower than expected and, as a result, abandon such efforts. If we are unable to obtain adequate financing when we require it, or if we obtain financing on terms which are not favorable to us, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may be required to delay the development, commercialization and marketing of our products.

Our current and future funding requirements will depend on many factors, including:

•	our ability to achieve revenue growth and improve operating margins;
•	the cost of expanding our operations and offerings, including our sales and marketing efforts;
•	our ability to improve or maintain coverage and reimbursement arrangements with domestic third-party and government payors;
•	our rate of progress in establishing coverage and reimbursement arrangements from international commercial third-party and government payors, particularly in Japan;
•	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our products and maintaining or improving our sales to our current customers;
•	the cost of research and development activities, including research and development relating to additional indications, which may include bipolar depression and PTSD;
•	the effect of competing technological and market developments;
•	costs related to international expansion; and
•	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months ended March 31,
	2019	2018
	(in thousands)
Net Cash Used in Operating Activities	$(9,570)	$(8,297)
Net Cash Used in Investing Activities	(274)	(297)
Net Cash Provided by (Used in) Financing Activities	1,407	(199)
Net (Decrease) in Cash and Cash Equivalents	$(8,437)	$(8,793)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was $9.6 million, consisting primarily of a net loss of $7.5 million and a decrease in net operating liabilities of $3.0 million, partially offset by non-cash charges of $0.9 million. The decrease in net operating liabilities was primarily due to a decrease in accounts payable and accrued expenses as a result of timing and the first quarter 2019 payments of 2018 incentive compensation and commissions accrued as of December 31, 2018. Non-cash charges consisted of depreciation and amortization, non-cash interest expense, share-based compensation, and the cost of rental units purchased by customers.

Net cash used in operating activities for the three months ended March 31, 2018 was $8.3 million, consisting primarily of a net loss of $5.5 million and a decrease in net operating liabilities of $3.4 million, partially offset by non-cash charges of $0.6 million. The decrease in net operating liabilities was primarily due to a decrease in accrued expenses as a result of the first quarter 2018 payments of 2017 incentive compensation and commissions accrued as of December 31, 2017. Non-cash charges consisted of depreciation and amortization, non-cash interest expense, share-based compensation, the cost of rental units purchased by customers and the change in the fair value of the liability related to our then-outstanding convertible preferred stock warrants.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 was $0.3 million, compared to net cash used in investing activities for the three months ended March 31, 2018 of $0.3 million, in each case attributable to purchases of property and equipment and capitalized software costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activates for the three months ended March 31, 2019 was $1.4 million, consisting primarily of cash proceeds related to stock option exercises. Net cash used in financing activities for the three months ended March 31, 2018 was $0.2 million, consisting of $0.2 million of payments of public offering costs.

Indebtedness

Credit Facility

In March 2017, we entered into a loan and security agreement with Oxford Finance LLC, or Oxford, for a credit facility that replaced its previous $25.0 million credit facility with Oxford and which allowed it to borrow up to $35.0 million in three tranches of term loans: a Term A Loan in the amount of $25.0 million, which was drawn down immediately upon closing in March 2017, a Term B Loan in the amount of $5.0 million, which was drawn down in December 2017, and a Term C Loan in the amount of $5.0 million, which became available to us upon the achievement of $45.0 million of trailing twelve month revenues during the second quarter of 2018. Upon achieving the required revenue milestone, we had 60 days to notify Oxford if we elected to borrow the Term C Loan. As a result of completing our IPO on July 2, 2018 and receiving the net proceeds therefrom, we elected not to borrow the additional $5.0 million, and it is no longer available to us. Each term loan accrues interest from the date of borrowing through the date of repayment at a floating per annum rate of interest, which resets monthly and is equal to the greater of (a) 8.15% or (b) the 30-day U.S. LIBOR on the last business day of the month plus 7.38%. We were also required to issue to Oxford at the date of each borrowing warrants to purchase its Series F or later series of convertible preferred stock with a seven-year term and in an amount equal to 3.95% of the first $5.0 million of each tranche borrowed. The credit facility matures and all amounts borrowed thereunder are due on March 1, 2022. As of March 31, 2019, we had borrowed and had outstanding an aggregate of $30.0 million of principal under the credit facility.

The Term A Loan featured an interest-only period through March 2019, during which time we were required to make monthly interest payments, after which time we were required to make monthly payments of principal and interest based on a 36-month amortization schedule. However, due to the achievement of $45.0 million of revenues during fiscal year 2018, the interest-only period was extended for an additional 12 months through March 2020, after which time we will be required to make monthly payments of principal and interest based on a 24-month amortization schedule. In connection with the drawdown of the Term A Loan, we issued to Oxford a warrant to purchase shares of its Series F convertible preferred stock. On July 2, 2018, this convertible preferred stock warrant converted into a warrant to purchase 20,303 shares of our common stock at an exercise price of $9.73 per share. The warrant will expire in March 2024.

The Term B Loan featured an interest-only period through March 2019, during which time we were required to make monthly interest payments, after which time we were required to make monthly payments of principal and interest based on a 36-month amortization schedule. However, due to the achievement of $45.0 million of revenues during the fiscal year 2018, the interest-only period was extended for an additional 12 months through March 2020, after which time we will be required to make monthly payments of principal and interest based on a 24-month amortization schedule. In connection with the drawdown of the Term B Loan, we issued to Oxford a warrant to purchase shares of our Series F convertible preferred stock. On July 2, 2018, this convertible preferred stock warrant converted into a warrant to purchase 20,303 shares of our common stock at an exercise price of $9.73 per share. The warrant will expire in December 2024.

In addition to principal and interest payments due under the credit facility, we are required to make final payment fees to Oxford due upon the earlier of prepayment or maturity of each tranche, which increased as a result the extension of the interest-only period and are now equal to 8.5% and 7.5% of the principal amounts of the Term A and Term B Loans, respectively. We accrued the estimated final payment fees using the effective interest rate, with a charge to non-cash interest expense, over the term of borrowing for each tranche. As of December 31, 2018, the effective interest rates for the Term A and Term B Loans were 11.87% and 12.14%, respectively. As of December 31, 2017, the effective interest rates for the Term A and Term B Loans were 10.7% and 11.6%, respectively. If we prepay our term loans prior to their respective scheduled maturities, we will also be required to make prepayment fees to Oxford equal to 3% if prepaid on or before the first anniversary of funding, 2% if prepaid after the first and on or before the second anniversary of funding, or 1% if prepaid after the second anniversary of funding of the principal amounts borrowed.

Our obligations under the credit facility are secured by a first priority security interest in substantially all of its assets, other than our intellectual property. We agreed not to pledge or otherwise encumber any of its intellectual property. The loan and security agreement related to the credit facility includes a financial maintenance covenant that requires us to achieve at least 75% of its trailing 12-month forecasted revenues, as measured each month in accordance with a forecast that we provided to Oxford upon signing the agreement and future forecasts that we are required to deliver to Oxford each year for the life of the credit facility, as well as customary affirmative and negative covenants. We were in compliance with all of the covenants under its credit facility as of March 31, 2019.

The loan and security agreement related to the credit facility contains events of default, including, without limitation, events of default upon: (i) failure to make payment pursuant to the terms of the agreement; (ii) violation of covenants; (iii) material adverse changes to we’s business; (iv) attachment or levy on our assets or judicial restraint on its business; (v) insolvency; (vi) significant judgments, orders or decrees for payments by we not covered by insurance; (vii) incorrectness of representations and warranties; (viii) incurrence of subordinated debt; (ix) revocation of governmental approvals necessary for we to conduct its business; and (x) failure by we to maintain a valid and perfected lien on the collateral securing the borrowing. Based on a 24-month amortization of the outstanding principal amounts of the Term A and Term B Loans beginning on April 1, 2019 as discussed above, the following table sets forth by year our required future principal payments (in thousands):

Year:	Principal Payments
2019	$-
2020	11,250
2021	15,000
2022	3,750
Total principal payments	$30,000

Cash and Non-Cash Interest Expense

For the three months ended March 31, 2019, we recognized interest expense of $0.9 million, of which $0.7 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred financing costs and accrual of final payment fees. For the three months ended March 31, 2018, we recognized interest expense of $0.9 million, of which $0.7 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred financing costs and accrual of final payment fees.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, partnerships or other relationships with unconsolidated entities, often referred to as structured finance or special-purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Commitments and Contractual Obligations

As of March 31, 2019, there was one significant change to our commitments and future minimum contractual obligations as set forth in our Form 10-K, filed with the SEC on March 5, 2019. We refer you to “Note 8. Leases” in this Quarterly Report on Form 10-Q for information regarding our lease agreements.

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

As discussed above in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Indebtedness” section of this Quarterly Report on Form 10-Q, our credit facility bears interest at a floating per annum rate of interest, which resets monthly and is equal to the greater of (a) 8.15% or (b) the 30 day U.S. LIBOR on the last business day of the month plus 7.38%. As a result, we are exposed to risks from changes in interest rates. We believe that a one point increase in interest rates would have resulted in an approximate $0.3 million increase to our interest expense for the year ended December 31, 2018.

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

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

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

Inherent Limitations on Effectiveness of Controls and Procedures

Internal control over financial reporting may not prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are achieved. Further, the design of a control system must be balanced against resource constraints, and therefore the benefits of controls must be considered relative to their costs. Given the inherent limitations in all systems of controls, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Accordingly, given the inherent limitations in a cost-effective system of internal control, financial statement misstatements due to error or fraud may occur and may not be detected. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance of achieving their objectives. We conduct periodic evaluations of our systems of controls to enhance, where necessary, our control policies and procedures.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject from time to time to various claims and legal actions arising during the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 1A.	Risk Factors.

You should carefully consider the information described in the “Risk Factors” section of the Company’s Form 10-K filed with the SEC on March 5, 2019. There have been no material changes to the risk factors described therein.

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

NEURONETICS, INC. (Registrant)

Date: May 7, 2019	By:	/s/ Christopher Thatcher
	Name:	Christopher Thatcher
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2019	By:	/s/ Peter Donato
	Name:	Peter Donato
	Title:	VP, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)