Form 10-Q
period 2019-06-30
Neuronetics, Inc.
filed 2019-08-06
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]  No [X]

There were 18,484,544 shares of the registrant’s common stock outstanding as of July 31, 2019.

NEURONETICS, INC.

Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEURONETICS, INC.

Balance Sheets

(Unaudited; In thousands, except per share data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$89,644	$104,583
Accounts receivable, net	7,563	5,620
Inventory	2,552	2,432
Current portion of net investments in sales-type leases	240	-
Current portion of prepaid commission expense	237	-
Prepaid expenses and other current assets	1,061	1,838
Total current assets	101,297	114,473
Property and equipment, net	1,105	1,378
Operating lease right-of-use assets	3,998	-
Net investments in sales-type leases	400	-
Prepaid commission expense	1,342	-
Other assets	1,284	1,171
Total Assets	$109,426	$117,022
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,659	$3,756
Accrued expenses	6,476	7,548
Deferred revenue	2,206	2,255
Current portion of operating lease liabilities	516	-
Current portion of long-term debt, net	3,750	-
Total current liabilities	16,607	13,559
Long-term debt, net	27,007	30,395
Deferred revenue	2,351	1,940
Operating lease liabilities	3,642	-
Deferred rent	-	86
Total Liabilities	49,607	45,980
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding at June 30, 2019 and December 31, 2018	-	-
Common stock, $0.01 par value: 200,000 shares authorized; 18,445 and 17,744 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	184	177
Additional paid-in capital	295,301	291,908
Accumulated deficit	(235,666)	(221,043)
Total Stockholders' Equity	59,819	71,042
Total Liabilities and Stockholders’ Equity	$109,426	$117,022

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Operations

(Unaudited; In thousands, except per share data)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$16,572	$13,252	$29,300	$23,404
Cost of revenues	4,171	3,245	6,978	5,702
Gross Profit	12,401	10,007	22,322	17,702
Operating expenses:
Sales and marketing	11,523	9,835	21,115	17,944
General and administrative	4,261	3,078	8,860	5,714
Research and development	3,224	2,330	6,010	3,885
Total operating expenses	19,008	15,243	35,985	27,543
Loss from Operations	(6,607)	(5,236)	(13,663)	(9,841)
Other (income) expense:
Interest expense	931	900	1,850	1,821
Other expense (income), net	(444)	1,360	(890)	1,331
Net Loss	$(7,094)	$(7,496)	$(14,623)	$(12,993)
Net loss per share of common stock outstanding, basic and diluted	$(0.39)	$(30.60)	$(0.80)	$(55.29)
Weighted-average common shares outstanding, basic and diluted	18,351	245	18,189	235

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statement of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited; In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2017	304,958	$187,136	231	$2	$4,292	$(196,946)	$(192,652)
Share-based awards and options exercises	-	-	20	1	30	-	31
Share-based compensation expense	-	-	-	-	144	-	144
Net loss	-	-	-	-	-	(5,497)	(5,497)
Balance at March 31, 2018	304,958	187,136	251	3	4,466	(202,443)	(197,974)
Share-based awards and options exercises	-	-	6	-	7		7
Share-based compensation expense	-	-	-	-	192		192
Net loss	-	-	-	-	-	(7,496)	(7,496)
Balance at June 30, 2018	304,958	$187,136	257	$3	$4,665	$(209,939)	$(205,271)

Balance at December 31, 2018	-	$-	17,744	$177	$291,908	$(221,043)	$71,042
Share-based awards and options exercises	-	-	483	5	1,402	-	1,407
Share-based compensation expense	-	-	-	-	501	-	501
Net loss	-	-	-	-	-	(7,529)	(7,529)
Balance at March 31, 2019	-	-	18,227	182	293,811	(228,572)	65,421
Share-based awards and options exercises	-	-	218	2	468	-	470
Share-based compensation expense	-	-	-	-	1,022	-	1,022
Net loss	-	-	-	-	-	(7,094)	(7,094)
Balance at June 30, 2019	-	$-	18,445	$184	$295,301	$(235,666)	$59,819

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Cash Flows

(Unaudited; In thousands)

	Six Months ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(14,623)	$(12,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	457	463
Share-based compensation	1,523	336
Non-cash interest expense	362	441
Change in fair value of convertible preferred stock warrant liability	-	1,415
Cost of rental units purchased by customers	77	79
Changes in certain assets and liabilities:
Accounts receivable, net	(1,216)	(457)
Inventory	(82)	(378)
Net investment in sales-type leases	(640)	-
Prepaid commission expense	(1,579)	-
Prepaid expenses and other assets	941	380
Accounts payable	(228)	(89)
Accrued expenses	(1,044)	(2,130)
Deferred revenue	(366)	(435)
Deferred rent	-	(29)
Net Cash Used in Operating Activities	(16,418)	(13,397)
Cash Flows from Investing Activities:
Purchases of property and equipment and capitalized software	(398)	(513)
Net Cash Used in Investing Activities	(398)	(513)
Cash Flows from Financing Activities:
Payments of public offering costs	-	(731)
Proceeds from exercises of stock options	1,877	38
Net Cash Provided by (Used in) Financing Activities	1,877	(693)
Net Decrease in Cash and Cash Equivalents	(14,939)	(14,603)
Cash and Cash Equivalents, Beginning of Period	104,583	29,147
Cash and Cash Equivalents, End of Period	$89,644	$14,544
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,494	$1,334
Transfer of inventory to property and equipment	$37	$261
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$13	$-
Deferred initial public offering costs included in accounts payable and accrued expenses	$-	$2,542

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

1.DESCRIPTION OF BUSINESS

Neuronetics, Inc., or the Company, is a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from psychiatric disorders. The Company’s first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation, or TMS, to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system was cleared in 2008 by the United States Food and Drug Administration, or the FDA, to treat adult patients with major depressive disorder, or MDD, who have failed to achieve satisfactory improvement from prior antidepressant medication in the current episode. NeuroStar Advanced Therapy is also available in other parts of the world, including Japan, where it is listed under Japan’s national health insurance. The Company intends to continue to pursue development of its NeuroStar Advanced Therapy System for additional indications.

Liquidity

As of June 30, 2019, the Company had cash and cash equivalents of $89.6 million and an accumulated deficit of $235.7 million. The Company incurred negative cash flows from operating activities of $20.6 million for the year ended December 31, 2018 and $16.4 million for the six months ended June 30, 2019. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company seeks to expand its sales and marketing initiatives to support its growth into existing and new markets and invest in additional research and development activities. The Company’s primary sources of capital to date have been proceeds from its IPO, private placements of its convertible preferred securities, borrowings under its credit facilities and revenues from sales of its products. As of June 30, 2019, the Company had $30.0 million of borrowings outstanding under its credit facility, which matures in March 2022. Management believes that the Company’s cash and cash equivalents as of June 30, 2019 and anticipated revenues from sales of its products are sufficient to fund the Company’s operations for at least the next 24 months after June 30, 2019.

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission, or SEC, which permit reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying balance sheets and statements of operations, changes in convertible preferred stock and stockholders’ deficit and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s Form 10-K filed with the SEC on March 5, 2019, wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

(Unaudited)

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

Impact of Topic 606 on Financial Statement Line Items

The adoption of ASC 606 had no impact to retained earnings or revenue as of January 1, 2019.

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on prepaid commissions expense on the balance sheet as of June 30, 2019 and the statement of operations for the three and six months ended June 30, 2019 is as follows:

	As of June 30, 2019
	As Reported	Balance Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Current portion of prepaid commission expense	$237	$-	$237
Prepaid commission expense	1,342	-	1,342

	For the three months ended June 30, 2019
	As Reported	Balance Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Sales and marketing	$11,523	$12,587	$(1,064)
Net loss	(7,094)	(8,158)	1,064

	Six Months ended June 30, 2019
	As Reported	Balance Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Sales and marketing	$21,115	$22,694	$(1,579)
Net loss	(14,623)	(16,202)	1,579

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

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

Contract Balances

Payment terms typically require payment upon shipment of the System and additional payments as access codes are delivered, which can span several years after the System is first delivered and installed. The timing of revenue recognition compared to billings and cash collections typically results in accounts receivable. However, sometimes customer advances and deposits might be required for certain customers and are recorded as contract liabilities. Changes in the contract asset and liability balances during three months ended June 30, 2019, were not materially impacted by any other factors.

As of June 30, 2019, the Company expects to recognize approximately the following percentages of deferred revenue by year:

Year:	Revenue Recognition
2019	37%
2020	16%
2021	11%
2022	11%
2023	11%
Thereafter	14%
Total	100%

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

Revenue recognized for the six months ended June 30, 2019 that was included in the contract liability balance at the beginning of the year was $1.7 million, and primarily represented revenue earned from separately priced extended warranties and clinical training.

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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

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

Lease assets for sales-type leases where the Company is the lessor and ROU assets for operating leases where the Company is the lessee are periodically reduced by impairment losses. The Company uses the loans impairment guidance in ASC Subtopic 330-10, Receivables, and the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether a lease asset or a ROU asset, respectively, is impaired, and if so, the amount of the impairment loss to recognize. As of June 30, 2019, the Company has not encountered any impairment losses.

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

The Company’s discussion of recently issued accounting pronouncements can be found in “Note 4. Recent Accounting Pronouncements” in the audited financial statements included in the Company’s Form 10-K filed with the SEC on March 5, 2019. Additionally, refer to “Note 3. Summary of Significant Accounting Policies” appearing on this Form 10-Q for additional information.

5.	FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaids and other current assets, and accounts payable on the Company’s balance sheets approximated their fair values as of June 30, 2019 and December 31, 2018 due to their short-term nature. The carrying values of the Company’s credit facility approximated its fair value as of June 30, 2019 and December 31, 2018 due to its variable interest rate.

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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (cash equivalents)	$70,992	$70,992	$70,992	$-	$-

	December 31, 2018
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (cash equivalents)	$87,062	$87,062	$87,062	$-	$-

The fair value of the convertible preferred stock warrant liability was estimated using the Black-Scholes option pricing model and the following inputs and assumptions as of June 30, 2018:

	June 30, 2018
	Series E	Series F
Estimated fair value of convertible preferred stock	$26.67	$26.67
Exercise price	$19.55	$9.73
Remaining term (in years)	4.5	2.6 - 6.5
Risk-free interest rate	2.7%	2.6% - 2.8%
Expected volatility	43%	43%
Dividend yield	0%	0%

The following table presents the changes in the Company’s Level 3 instrument, the then outstanding convertible preferred stock warrant liability, measured on a recurring basis for the six months ended June 30, 2018 (in thousands):

Balance at December 31, 2017	$478
Change in fair value	1,415
Balance at June 30, 2018	$1,893

6.	ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Gross accounts receivable - trade	$8,074	$6,120
Less: Allowances for doubtful accounts	(511)	(500)
Accounts receivable, net	$7,563	$5,620

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

7.	PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

The following table presents the composition of property and equipment, net as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Laboratory equipment	$150	$150
Office equipment	487	487
Computer equipment and software	1,115	1,050
Manufacturing equipment	273	273
Leasehold improvements	172	172
Rental equipment	1,055	1,262
Property and equipment, gross	3,252	3,394
Less: Accumulated depreciation	(2,147)	(2,016)
Property and equipment, net	$1,105	$1,378

As of June 30, 2019 and December 31, 2018, the Company had capitalized software costs, net of $1.1 million and $1.0 million, respectively, which are included in “Other assets” on the balance sheet.

Depreciation and amortization expense was $0.3 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively and $0.5 million and $0.5 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

8.	LEASES

Lessee:

The Company has operating leases for its corporate headquarters and office equipment, including copiers. The Company leases approximately 32,000 square foot facility in Malvern, Pennsylvania for its corporate headquarters, which includes office and warehouse space. In Q1 2019, the Company signed a lease modification for its Malvern facility that extended the lease through February 2028 and included approximately 10,000 square foot additional premises. The Company has an option to extend the lease on its combined 42,000 square foot facility for an additional five-year term; however, the Company has determined it is not reasonably certain to exercise the option at this time due to on-going personnel expansion efforts. The Company also maintains operating leases on office equipment, including copiers, which end in March 2023. The Company does not currently have any finance leases or executed leases that have not yet commenced.

Operating lease rent expense was $0.2 million for the three months ended June 30, 2019 and $0.3 million for the six months ended June 30, 2019. As of June 30, 2019 the weighted-average remaining lease term of operating leases was 8.6 years and the weighted-average discount rate was 6.5%.

The following table presents the supplemental cash flow information as a lessee related to leases (in thousands):

June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$175
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,164

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The following table sets forth by year the required future payments of operating lease liabilities (in thousands):

June 30, 2019
Remainder of 2019	$271
2020	584
2021	613
2022	637
2023	634
Thereafter	2,791
Total lease payments	5,530
Less imputed interest	(1,372)
Present value of operating lease liabilities	$4,158

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

The following table sets forth the profit recognized on sales-type leases (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
Profit recognized at commencement, net	$118	$-	$262	$-
Interest Income	-	-	-	-
Total sales-type lease income	$118	$-	$262	$-

The following table sets forth a maturity analysis of the undiscounted lease receivables related to sales-type leases (in thousands):

June 30, 2019
Remainder of 2019	$-
2020	240
2021	240
2022	160
Total sales-type lease receivables	$640

As of June 30, 2019, the carrying amount of the lease receivables is $0.6 million. The Company does not have any unguaranteed residual assets.

Lessor operating leases:

NeuroStar Advanced Therapy Systems sold on a rent-to-own basis prior to January 1, 2019 are accounted for as operating leases. For the three months ended June 30, 2019 and 2018, the Company recognized operating lease income of $0.1 million and $0.2 million, respectively. For the six months ended June 30, 2019 and June 30, 2018, the Company recognized operating lease income of $0.3 million and $0.4 million, respectively.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The following table sets forth a maturity analysis of its undiscounted lease receivables related to operating leases:

June 30, 2019
Remainder of 2019	$245
2020	365
2021	150
Total lease receivables	$760

The Company maintained Rental Equipment, net of $0.7 million and $0.9 million, as of June 30, 2019 and December 31, 2018, respectively, which are included in “Property and equipment, net” on the balance sheet. Rental equipment depreciation expense was $0.05 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $0.1 million and $0.3 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

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

On the Company's balance sheets, the current portion of capitalized contract costs is represented by the current portion of prepaid commission expense, while the long-term portion is included prepaid commission expense. Amortization expense was $0.04 million for the three months ended June 30, 2019 and $0.06 million for the six months ended June 30, 2019.

10.	ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Compensation and related benefits	$3,638	$4,909
Consulting and professional fees	516	342
Research and development expenses	329	191
Sales and marketing expenses	96	127
Warranty	716	629
Sales and other taxes payable	470	606
Interest payable	245	251
Other	466	493
Accrued expenses	$6,476	$7,548

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

11.	DEBT

The following table presents the composition of debt as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Outstanding principal	$30,000	$30,000
Accrued final payment fees	1,646	1,468
Less debt discounts	(889)	(1,073)
Total long-term debt, net	30,757	30,395
Less current portion of long-term debt	(3,750)	-
Long-term debt, net	$27,007	$30,395

For the three months ended June 30, 2019, the Company recognized interest expense of $0.9 million, of which $0.7 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees. For the three months ended June 30, 2018, the Company recognized interest expense of $0.9 million, of which $0.7 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

For the six months ended June 30, 2019, the Company recognized interest expense of $1.9 million, of which $1.5 million was cash and $0.4 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees. For the six months ended June 30, 2018, the Company recognized interest expense of $1.8 million, of which $1.4 million was cash and $0.4 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

Credit Facility

In March 2017, the Company entered into a loan and security agreement with Oxford Finance LLC, or Oxford, for a credit facility that replaced its previous $25.0 million credit facility with Oxford and which allowed it to borrow up to $35.0 million in three tranches of term loans: a Term A Loan in the amount of $25.0 million, which was drawn down immediately upon closing in March 2017, a Term B Loan in the amount of $5.0 million, which was drawn down in December 2017, and a Term C Loan in the amount of $5.0 million, which became available to the Company upon the achievement of $45.0 million of trailing twelve month revenues during the second quarter of 2018. Upon achieving the required revenue milestone, the Company had 60 days to notify Oxford if it elected to borrow the Term C Loan. As a result of completing its IPO on July 2, 2018 and receiving the net proceeds therefrom, the Company elected not to borrow the additional $5.0 million, and it is no longer available to the Company. Each term loan accrues interest from the date of borrowing through the date of repayment at a floating per annum rate of interest, which resets monthly and is equal to the greater of (a) 8.15% or (b) the 30-day U.S. LIBOR on the last business day of the month plus 7.38%. The Company was also required to issue to Oxford at the date of each borrowing warrants to purchase its Series F or later series of convertible preferred stock with a seven-year term and in an amount equal to 3.95% of the first $5.0 million of each tranche borrowed. The credit facility matures and all amounts borrowed thereunder are due on March 1, 2022. As of June 30, 2019, the Company had borrowed and had outstanding an aggregate of $30.0 million of principal under the credit facility.

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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

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

The Company’s obligations under the credit facility are secured by a first priority security interest in substantially all of its assets, other than its intellectual property. The Company has agreed not to pledge or otherwise encumber any of its intellectual property. The loan and security agreement related to the credit facility includes a financial maintenance covenant that requires the Company to achieve at least 75% of its trailing 12-month forecasted revenues, as measured each month in accordance with a forecast that the Company provided to Oxford upon signing the agreement and future forecasts that the Company is required to deliver to Oxford each year for the life of the credit facility, as well as customary affirmative and negative covenants. The Company was in compliance with all of the covenants under its credit facility as of June 30, 2019.

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

Common Stock

The Company’s amended and restated certificate of incorporation as of June 30, 2019 authorized the issuance of 200.0 million shares of common stock, $0.01 par value per share, of which 18.4 million were issued and outstanding as of June 30, 2019.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Shares of common stock issued	18,445	17,744
Shares of common stock reserved for issuance for:
Common stock warrants outstanding	105	105
Stock options outstanding	2,507	2,711
Restricted stock units outstanding	184	43
Shares available for grant under stock incentive plan	1,383	1,312
Shares available for sale under employee stock purchase plan	421	244
Total shares of common stock issued and reserved for issuance	23,045	22,159

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

Common Stock Warrants

The following table summarizes the Company’s outstanding common stock warrants as of June 30, 2019 and December 31, 2018:

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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The following potentially dilutive securities outstanding as of June 30, 2019 and 2018 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	June 30,
	2019	2018
Stock options	2,507	2,855
Non-vested restricted stock awards	-	10
Non-vested restricted stock units	184	-
Convertible preferred stock warrants	-	105
Common stock warrants	105	-
Shares of convertible preferred stock “as-converted”	-	10,994

14.	SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its statements of operations for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
Cost of revenues	$19	$5	$29	$9
Sales and marketing	404	65	608	119
General and administrative	479	87	697	142
Research and development	120	35	189	66
Total	$1,022	$192	$1,523	$336

2018 Equity Incentive Plan

In June 2018, the Company adopted the 2018 Equity Incentive Plan, or 2018 Plan, which authorized the issuance of up to 1.4 million shares, subject to an annual 4% evergreen increase, in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. The amount and terms of grants are determined by the Company’s board of directors. All stock options granted to date have had exercise prices equal to the fair value, as determined by the closing price as reported by the Nasdaq Global Market, of the underlying common stock on the date of grant. The contractual term of stock options is up to 10 years, and stock options are exercisable in cash or as otherwise determined by the board of directors. Generally, stock options vest 25% upon the first anniversary of the date of grant and the remainder ratably monthly thereafter for 36 months. As of June 30, 2019, there were 1.4 million shares available for future issuance under the 2018 Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2019:

	Number of Shares under Option (in thousands)	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	2,711	$3.59
Granted	588	$16.08
Exercised	(687)	$2.82
Forfeited	(105)	$8.86
Outstanding at June 30, 2019	2,507	$6.51	7.6	$17,741
Exercisable at June 30, 2019	1,204	$2.39	6.2	$12,221
Vested and expected to vest at June 30, 2019	2,507	$6.51	7.6	$17,741

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The Company recognized share-based compensation expense related to stock options of $0.7 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $1.0 million and $0.3 million for the six months ended June 30, 2019 and June 30, 2018, respectively. As of June 30, 2019, there was $6.8 million of total unrecognized compensation cost related to non-vested stock options which the Company expects to recognize over a weighted-average period of 3.3 years. The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2019 was estimated at $8.70 per option. The total intrinsic value of stock options exercised during the six months ended June 30, 2019 was $9.4 million.

For the six months ended June 30, 2019, the grant-date fair value of stock options was estimated at the time of grant using the following weighted-average inputs and assumptions in the Black-Scholes option pricing model:

Estimated fair value of common stock	$16.08
Exercise price	$16.08
Expected term (in years)	6.1
Risk-free interest rate	2.4%
Expected volatility	55.3%
Dividend yield	0%

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the Company’s restricted stock award and restricted stock unit activity for the six months ended June 30, 2019:

	Non-vested Restricted Stock Awards (in thousands)	Weighted- average Grant-date Fair Value	Non-vested Restricted Stock Units (in thousands)	Weighted- average Grant-date Fair Value
Non-vested at December 31, 2018	4	$2.32	43	$25.21
Granted	-	$-	155	$15.77
Vested	(4)	$2.32	(14)	$22.23
Non-vested at June 30, 2019	-	$-	184	$17.41

The Company recognized approximately $0.3 million and minimal in share-based compensation expense related to restricted stock awards and restricted stock units for the three months ended June 30, 2019 and 2018, respectively, and $0.5 million and minimal for the six months ended June 30, 2019 and June 30, 2018, respectively. As of June 30, 2019, there was $2.9 million of unrecognized compensation cost related to non-vested restricted stock awards and restricted stock units, which the Company expects to recognize over a weighted-average period of 2.6 years. The total fair value at the vesting date of restricted stock awards and restricted stock units vested during the six months ended June 30, 2019 was $0.3 million.

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

2018 Employee Stock Purchase Plan

In July 2018, the Company adopted the 2018 Employee Stock Purchase Plan, or 2018 ESPP, with an initial 0.2 million share reserve, subject to automatic annual increases on January 1st of each year for a period of up to ten years, as defined in the plan document. The purpose of the 2018 ESPP is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock of the Company. The 2018 ESPP provides the opportunity to purchase the Company’s common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. As of June 30, 2019, the Company had not yet approved any offering under the 2018 ESPP.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

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

17.	DISTRIBUTION AGREEMENT WITH TEIJIN PHARMA LIMITED

In October 2017, the Company entered into a seven-and-a-half-year distribution agreement with Teijin Pharma Limited, or Teijin, for the exclusive distribution of its NeuroStar Advanced Therapy System to customers who will treat patients with MDD in Japan. Under the distribution agreement, Teijin is generally restricted from selling competing products in Japan. The distribution agreement provides that the Company will have primary responsibility for obtaining reimbursement approval for use of NeuroStar Advanced Therapy System for the treatment of MDD in Japan, and Teijin will promote the sales of NeuroStar Advanced Therapy System for treatment of MDD in Japan. The Company has agreed to provide sales and technical support training to Teijin for its NeuroStar Advanced Therapy Systems. Teijin is required to purchase minimum dollar values of NeuroStar Advanced Therapy Systems and treatment sessions from the Company.

In 2017, under the distribution agreement with Teijin, the Company received an upfront payment of $0.75 million and a milestone payment of $2.0 million following the Japanese Ministry of Health, Labour and Welfare’s, or JMHLW, approval of marketing the NeuroStar Advanced Therapy System for the treatment of MDD in Japan. In the second quarter of 2019, under the distribution agreement with Teijin, the Company earned a second milestone payment of $0.7 million, following Japan’s Central Social Insurance Medical Council (Chuikyo) approval of the recommendation by JMHLW’s expert review panel to provide reimbursement for NeuroStar Advanced Therapy for the treatment of MDD in adults. The reimbursement went into effect on June 1, 2019 and covers patients who are treated in the largest inpatient and outpatient psychiatric facilities in Japan at the rate of JPY12,000 per treatment session. These upfront and subsequent milestone payments have been deferred and are being recognized as revenue over the seven- and one-half year term of the agreement.

In May 2019, the Company and Teijin entered into an amendment to the distribution agreement, which among other things finalized transfer prices, forecasting and minimum purchases, and made certain clarifications to the agreement.

The distribution agreement is scheduled to expire on March 31, 2025, subject to earlier termination if the Company or Teijin breach the agreement, Teijin fails to maintain distributor-level permits and approvals, Teijin fails to purchase from the Company specified dollar values of its sales forecasts, reimbursement for treatment of MDD using the NeuroStar Advanced Therapy System is not obtained from JMHLW by specified dates or such reimbursement is below specified minimums, Teijin reasonably believes that it is not commercially reasonable to continue distributing the NeuroStar Advanced Therapy System in Japan or bankruptcy related events occur. The term of the distribution agreement will be automatically extended for two years unless either party gives the other party at least two years’ prior written of notice of non-renewal, except that the Company cannot decline to renew the agreement if Teijin has purchased 100% of its sales forecasts over the term of the agreement.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

18.	GEOGRAPHICAL SEGMENT INFORMATION

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

The following geographic data includes revenue generated from the Company’s third-party distributors. The Company’s revenue was generated in the following geographic regions and by product line for the periods indicated (in thousands):

	Revenues by Geography
	Three Months ended June 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
United States	$15,890	96%	$12,898	97%
International	682	4%	354	3%
Total revenues	$16,572	100%	$13,252	100%

	U.S. Revenues by Product Category Three Months ended June 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$4,628	29%	$3,568	28%
Treatment sessions	10,847	68%	8,920	69%
Other	415	3%	410	3%
Total U.S. revenues	$15,890	100%	$12,898	100%

	International Revenues by Product Category Three Months ended June 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$465	68%	$219	62%
Treatment sessions	114	17%	56	16%
Other	103	15%	79	22%
Total International revenues	$682	100%	$354	100%

	Revenues by Geography
	Six Months ended June 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
United States	$28,436	97%	$22,870	98%
International	864	3%	534	2%
Total revenues	$29,300	100%	$23,404	100%

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

	U.S. Revenues by Product Category Six Months ended June 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$7,978	28%	$5,941	26%
Treatment sessions	19,625	69%	16,160	71%
Other	833	3%	769	3%
Total U.S. revenues	$28,436	100%	$22,870	100%

	International Revenues by Product Category Six Months ended June 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$537	62%	$219	41%
Treatment sessions	133	15%	81	15%
Other	194	23%	234	44%
Total International revenues	$864	100%	$534	100%

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from psychiatric disorders. Our first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation, or TMS, to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the United States Food and Drug Administration, or FDA, to treat adult patients with major depressive disorder, or MDD, that have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. NeuroStar Advanced Therapy is also available in other parts of the world, including Japan, where it is listed under Japan’s national health insurance. NeuroStar Advanced Therapy is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We believe we are the market leader in TMS therapy based on our U.S. installed base of 976 active NeuroStar Advanced Therapy Systems in approximately 778 psychiatrist offices as of June 30, 2019 and the estimated 71,200 patients treated with approximately 2.5 million of our treatment sessions through such date. We generated revenues of $16.6 million and $29.3 million for the three and six months ended June 30, 2019, respectively.

We designed the NeuroStar Advanced Therapy System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of existing treatment options. We generate revenues from initial capital sales of our systems, recurring treatment sessions and service and repair and extended warranty contracts. We derive the majority of our revenues from recurring treatment sessions. For the three months ended June 30, 2019, revenues from sales of our treatment sessions and NeuroStar Advanced Therapy Systems represented 68% and 29% of our U.S. revenues, respectively. For the six months ended June 30, 2019, revenues from sales of our treatment sessions and NeuroStar Advanced Therapy Systems represented 69% and 28% of our U.S. revenues, respectively.

We currently sell our NeuroStar Advanced Therapy System and recurring treatment sessions in the United States with the collaborative support of our 222 employees as of June 30, 2019. Our sales force primarily targets 15,100 psychiatrists at 3,600 high-decile psychiatric practices that we estimate, based on data from Symphony Health and our own internal estimates, treat approximately 33% of the total MDD patients in the United States who meet our labeled indication and are insured. We expect to continue to expand our direct sales and customer support team to further penetrate the market by demonstrating the benefits of our NeuroStar Advanced Therapy to psychiatrists and their MDD patients. Some of our customers have and may purchase more than one NeuroStar Advanced Therapy System. Based on our commercial data, we believe psychiatrists can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients. We believe psychiatrists can generate approximately $7,500 to $10,000 of revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We have a diverse customer base of psychiatrists in group psychiatric practices in the United States. No single customer accounted for more than 10% of our revenues the for three and six months ended June 30, 2019. Patients are reimbursed by Medicare and the vast majority of commercial payors in the United States for treatment sessions utilizing our NeuroStar Advanced Therapy System.

We market our products in a few select markets outside the United States through independent distributors. International revenues represented 3% and 2% of our total revenues for the six months ended June 30, 2019 and June 30, 2018, respectively. In October 2017, we entered into an exclusive distribution agreement with Teijin Pharma Limited, or Teijin, for the distribution of our NeuroStar Advanced Therapy Systems and treatment sessions to customers who will treat patients with MDD in Japan. We received regulatory approval for our system in Japan in September 2017, and we received the initial reimbursement of JPY 12,000 per treatment session, which went into effect on June 1, 2019. We expect our international revenues to increase as a percentage of our total revenues as we grow our presence in Japan.

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

Our total revenues increased by $3.3 million, or 25%, from $13.3 million for the three months ended June 30, 2018 to $16.6 million for the three months ended June 30, 2019 and by $5.9 million , or 25%, from $23.4 million for six months ended June 30, 2018 to $29.3 million for the six months ended June 30, 2019. For the three and six months ended June 30, 2019, our U.S. revenues were $15.9 million and $28.4 million and compared to $12.9 million and $22.9 million for the three and six months ended June 30, 2018 , respectively, which represent an increase of 23% and 24% period over period. Due to the seasonality of our sales, during the first quarter of each year, we typically experience reduced revenues compared to our other quarters. We incurred net losses of $7.1 million and $14.6 million for the three and six months ended June 30, 2019 compared to net losses of $7.5 million and $13.0 million for the three and six months ended June 30, 2018, respectively. We expect to continue to incur losses for the next several years as we expand our commercial organization to support our planned sales growth and while continuing to invest in our pipeline indications. As of June 30, 2019, we had an accumulated deficit of $235.7 million.

Components of Our Results of Operations

Revenues

To date, we have generated revenues primarily from the capital portion of our business and related sales and rentals of the NeuroStar Advanced Therapy System and the recurring revenues from our sale of treatment sessions in the United States.

NeuroStar Advanced Therapy System Revenues.    NeuroStar Advanced Therapy System revenues consist primarily of sales or rentals of a capital component, including upgrades to the equipment attributable to the initial sale of the system. NeuroStar Advanced Therapy Systems can be purchased outright or on a rent-to-own basis by certain customers. We had an installed base of 976 and 816 active NeuroStar Advanced Therapy Systems as of June 30, 2019 and 2018, respectively.

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

We refer you to the section titled “Critical Accounting Policies and Use of Estimates—Revenue Recognition” appearing in our Form 10-K filed with the SEC on March 5, 2019. We also refer you to “Note 3. Summary of Significant Accounting Policies” and “Note 4. Recent Accounting Pronouncements” appearing on this Form 10-Q for additional information regarding how we account for revenues.

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

Results of Operations

Comparison of the Three Months ended June 30, 2019 and 2018

	Three Months ended June 30,		Increase / (Decrease)
	2019	2018	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$16,572	$13,252	$3,320	25%
Cost of revenues	4,171	3,245	926	29%
Gross Profit	12,401	10,007	2,394	24%
Gross Margin	74.8%	75.5%
Operating expenses:
Sales and marketing	11,523	9,835	1,688	17%
General and administrative	4,261	3,078	1,183	38%
Research and development	3,224	2,330	894	38%
Total operating expenses	19,008	15,243	3,765	25%
Loss from Operations	(6,607)	(5,236)	(1,371)	-26%
Other (income) expense:
Interest expense	931	900	31	3%
Other expense (income), net	(444)	1,360	(1,804)	133%
Net Loss	$(7,094)	$(7,496)	$402	5%

	Revenues by Geography Three Months ended June 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
United States	$15,890	96%	$12,898	97%
International	682	4%	354	3%
Total revenues	$16,572	100%	$13,252	100%

	U.S. Revenues by Product Category Three Months ended June 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$4,628	29%	$3,568	28%
Treatment sessions	10,847	68%	8,920	69%
Other	415	3%	410	3%
Total U.S. revenues	$15,890	100%	$12,898	100%

Revenues

Total revenues increased by $3.3 million, or 25%, from $13.3 million for the three months ended June 30, 2018 to $16.6 million for the three months ended June 30, 2019. Revenues in the United States increased by $3.0 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to higher unit sales of both NeuroStar Advanced Therapy Systems and treatment sessions. International revenues increased $0.3 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to a multi-unit order in Japan.

Revenues in the United States increased by $3.0 million, or 23%, from $12.9 million for the three months ended June 30, 2018 to $15.9 million for the three months ended June 30, 2019. NeuroStar Advanced Therapy System revenues in the United States grew by $1.1 million, or 30%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase in U.S. NeuroStar revenue was primarily driven by higher capital, upgrade, and rent-to-own revenue. Capital units sold increased 26% and average selling price declined 9% as compared to the prior period. On a sequential quarterly basis, average selling prices for capital sales were down approximately 4%.

NeuroStar Advanced Therapy System revenues represented 29% and 28% of U.S. revenues for the three months ended June 30, 2019 and 2018, respectively. We believe the growth in NeuroStar Advanced Therapy System revenues between these two periods was the result of the efforts of our expanded commercial organization and increased marketing efforts. As of June 30, 2019, we had an installed base of 976 active systems in the United States, compared to 816 as of June 30, 2018.

Treatment session revenues in the United States represented 68% and 69% of total revenues in the United States for the three months ended June 30, 2019 and 2018, respectively, and increased by 22% from $8.9 million for the three months ended June 30, 2018 to $10.8 million for the three months ended June 30, 2019. The increase in United States treatment session revenues was primarily the result of an approximate 24% increase in the number of treatment sessions sold and an increase in other treatment session revenue. This revenue increase was partially offset by an approximate 7% decline in average selling price as a result of pre-determined volume pricing discounts within our existing customer base that are triggered when those customers surpass certain high-volume thresholds.

Cost of Revenues and Gross Margin

Cost of revenues increased by $0.9 million, or 29%, from $3.2 million for the three months ended June 30, 2018 to $4.2 million for the three months ended June 30, 2019. The increase was primarily due to increased costs associated with increased NeuroStar Advanced Therapy System sales volumes. Gross margin decreased from 75.5% for the three months ended June 30, 2018 to 74.8% for the three months ended June 30, 2019. The majority of the decreased in gross margin was the result of a higher mix of NeuroStar Advanced Therapy revenue as well as the selling price decreases noted above, partially offset by increased leverage on our service and operations costs as a result of higher sales compared to the prior year period.

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.7 million, or 17%, from $9.8 million for the three months ended June 30, 2018 to $11.5 million for the three months ended June 30, 2019. The increase was primarily due to increased personnel costs as a result of our sales expansion activities, as well as marketing expenses, consistent with our growth in revenues. Sales commissions were favorably impacted by $1.1 million for the three months ended June 30, 2019 due to the Company’s Topic 606 implementation as compared to the three months ended June 30, 2018.

General and Administrative Expenses

General and administrative expenses increased by $1.2 million, or 38%, from $3.1 million for the three months ended June 30, 2018 to $4.3 million for the three months ended June 30, 2019. The increase was primarily due to an increase in personnel and legal, accounting and other professional services expenses required to support the growth of our business and the infrastructure for public company reporting.

Research and Development Expenses

Research and development expenses increased $0.9 million, or 38%, from $2.3 million for the three months ended June 30, 2018 to $3.2 million for the three months ended June 30, 2019. The increase was primarily due to higher product development costs related to the launch of the next generation of our NeuroStar Advanced Therapy System and TrakStar practice management system, as well as increased spending in clinical development.

Interest Expense

Interest expense remained flat at $0.9 million for the three months ended June 30, 2019 and 2018.

Other Expense (Income), Net

Other expense (income), net increased by $1.8 million, from $1.4 million for the three months ended June 30, 2018 to $(0.4) million for the three months ended June 30, 2019, primarily as a result of increased interest income earned on the Company’s money market accounts and the final revaluation of the Company’s warrants in the second quarter of 2018.

Comparison of the six months ended June 30, 2019 and 2018

	Six Months ended June 30,		Increase / (Decrease)
	2019	2018	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$29,300	$23,404	$5,896	25%
Cost of revenues	6,978	5,702	1,276	22%
Gross Profit	22,322	17,702	4,620	26%
Gross Margin	76.2%	75.6%
Operating expenses:
Sales and marketing	21,115	17,944	3,171	18%
General and administrative	8,860	5,714	3,146	55%
Research and development	6,010	3,885	2,125	55%
Total operating expenses	35,985	27,543	8,442	31%
Loss from Operations	(13,663)	(9,841)	(3,822)	-39%
Other (income) expense:
Interest expense	1,850	1,821	29	2%
Other expense (income), net	(890)	1,331	(2,221)	167%
Net Loss	$(14,623)	$(12,993)	$(1,630)	-13%

	Revenues by Geography Six Months ended June 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
United States	$28,436	97%	$22,870	98%
International	864	3%	534	2%
Total revenues	$29,300	100%	$23,404	100%

	U.S. Revenues by Product Category Six Months ended June 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$7,978	28%	$5,941	26%
Treatment sessions	19,625	69%	16,160	71%
Other	833	3%	769	3%
Total U.S. revenues	$28,436	100%	$22,870	100%

Revenues

Total revenues increased by $5.9 million, or 25%, from $23.4 million for the six months ended June 30, 2018 to $29.3 million for the six months ended June 30, 2019. Revenues in the United States increased by $5.6 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to higher unit sales of both NeuroStar Advanced Therapy Systems and treatment sessions. International revenues increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a multi-unit order in Japan in the second quarter of 2019.

Revenues in the United States increased by $5.6 million, or 24%, from $22.9 million for the six months ended June 30, 2018 to $28.4 million for six months ended June 30, 2019. NeuroStar Advanced Therapy System revenues in the United States grew by $2.0 million, or 34%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in U.S. NeuroStar revenue was driven by higher capital revenue, upgrade, and rent-to-own revenue. Capital units sold increased by 31% and average selling prices declined by 8% compared to the prior period.

NeuroStar Advanced Therapy System revenues represented 28% and 26% of U.S. revenues for the six months ended June 30, 2019 and 2018, respectively. We believe the growth in NeuroStar Advanced Therapy System revenues between these two periods was the result of the efforts of our expanded commercial organization and increased marketing efforts. As of June 30, 2019, we had an installed base of 976 active systems in the United States, compared to 816 as of June 30, 2018.

Treatment session revenues in the United States represented 69% and 71% of total revenues in the United States for the six months ended June 30, 2019 and 2018, respectively, and increased by 21% from $16.2 million for the six months ended June 30, 2018 to $19.6 million for the six months ended June 30, 2019. The increase in United States treatment session revenues was primarily the result of an approximate 21% increase in the number of treatment sessions sold and an increase in other treatment session revenue. This revenue increase was partially offset by an approximate 5% decline in average selling price as a result of certain volume pricing discounts within our existing customer base.

Cost of Revenues and Gross Margin

Cost of revenues increased by $1.3 million, or 22%, from $5.7 million for the six months ended June 30, 2018 to $7.0 million for the six months ended June 30, 2019. The increase was primarily due to increased costs associated with NeuroStar Advanced Therapy System sales volumes. Gross margin increased from 75.6% for the six months ended June 30, 2018 compared to 76.2% for the six months ended June 30, 2019. The increase in gross margin was due to increased leveraged on our service and operations costs as a result of higher sales compared to the prior period, which were partially offset by the higher mix of NeuroStar Advanced Therapy revenues in 2019 in relation to treatment sessions revenues and the reduction in the average selling prices noted above.

Sales and Marketing Expenses

Sales and marketing expenses increased by $3.2 million, or 18%, from $17.9 million for the six months ended June 30, 2018 to $21.1 million for the six months ended June 30, 2019. The increase was primarily due to increased personnel costs as a result of our sales and marketing expansion activities, as well as higher sales commissions and marketing expenses, consistent with our growth in revenues. Sales commissions were favorably impacted by $1.6 million for the six months ended June 30, 2019 due to the Company’s Topic 606 implementation as compared to the six months ended June 30, 2018.

General and Administrative Expenses

General and administrative expenses increased by $3.1 million, or 55%, from $5.7 million for the six months ended June 30, 2018 compared to $8.9 million for the six months ended June 30, 2019. The increase was primarily due to an increase in personnel and legal, accounting and other professional services expenses required to support the growth of our business and the infrastructure for public company reporting.

Research and Development Expenses

Research and development expenses increased by $2.1 million, or 55%, from $3.9 million for the six months ended June 30, 2018 compared to $6.0 million the six months ended June 30, 2019. The increase was primarily due to higher product development costs related to the launch of the next generation of our NeuroStar Advanced Therapy System and TrakStar practice management system, as well as increased spending in clinical development.

Interest Expense

Interest expense remained consistent at $1.9 million for the six months ended June 30, 2019 compared to $1.8 million for the six months ended June 30, 2018.

Other Expense (Income), Net

Other expense (income), net, increased by $2.2 million, from $1.3 million for the six months ended June 30, 2018 to $(0.9) million for the six months ended June 30, 2019, primarily as a result of increased interest income earned on the Company’s money market accounts and the final revaluation of the Company’s warrants which occurred in the second quarter of 2018.

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

As of June 30, 2019, we had cash and cash equivalents of $89.6 million and an accumulated deficit of $235.7 million, compared to cash and cash equivalents of $104.6 million and an accumulated deficit of $221.0 million as of December 31, 2018. We incurred negative cash flows from operating activities of $16.4 million and $13.4 million for the six months ended June 30, 2019 and June 30, 2018, respectively. We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to expand our sales and marketing initiatives to support our growth in existing and new markets, invest funds in additional research and development activities and utilize cash for other corporate purposes. Our primary sources of capital to date have been from our IPO, private placements of our convertible preferred securities, borrowings under our credit facilities and sales of our products. As of June 30, 2019, we had $30.0 million of borrowings outstanding under our credit facility, which matures in March 2022.

We expect our revenues and expenses to increase in connection with our on-going activities, particularly as we continue to execute on our growth strategy, including expansion of our sales and customer support teams. We also expect to incur additional costs now that we are a public company. Based on our current business plan, we believe that our cash and cash equivalents as of June 30, 2019 and anticipated revenues from sales of our products will be sufficient to meet our anticipated cash requirements for at least the next 24 months after June 30, 2019. However, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional common or preferred equity or debt securities, or enter into a new credit facility or another form of third-party funding or seek other debt financing. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all. It is also possible that we may allocate significant amounts of capital towards products or technologies for which market demand is lower than expected and, as a result, abandon such efforts. If we are unable to obtain adequate financing when we require it, or if we obtain financing on terms which are not favorable to us, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may be required to delay the development, commercialization and marketing of our products.

Our current and future funding requirements will depend on many factors, including:

•	our ability to achieve revenue growth and improve operating margins;
•	the cost of expanding our operations and offerings, including our sales and marketing efforts;
•	our ability to improve or maintain coverage and reimbursement arrangements with domestic third-party and government payors, particularly in Japan;
•	our rate of progress in establishing coverage and reimbursement arrangements from international commercial third-party and government payors;
•	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our products and maintaining or improving our sales to our current customers;
•	the cost of research and development activities, including research and development relating to additional indications, which may include bipolar depression and PTSD;
•	the effect of competing technological and market developments;
•	costs related to international expansion; and
•	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended June 30, 2019 and 2018

	Six Months ended June 30,
	2019	2018
	(in thousands)
Net Cash Used in Operating Activities	$(16,418)	$(13,397)
Net Cash Used in Investing Activities	(398)	(513)
Net Cash Provided by (Used in) Financing Activities	1,877	(693)
Net Decrease in Cash and Cash Equivalents	$(14,939)	$(14,603)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019 was $16.4 million, consisting primarily of a net loss of $14.6 million and a decrease in net operating liabilities of $4.2 million, partially offset by non-cash charges of $2.4 million. The decrease in net operating liabilities was primarily due to an increase in accounts receivable on increased sales, decreases in accounts payable and accrued expenses as a result of timing and the first quarter 2019 payments of 2018 incentive compensation and commissions accrued as of December 31, 2018. In addition, the Company’s prepaid commission due to the Company’s Topic 606 implementation also negatively impacted cash flows from operating activities. Non-cash charges consisted of depreciation and amortization, non-cash interest expense, share-based compensation, and the cost of rental units purchased by customers.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 was $0.4 million, compared to net cash used in investing activities for the six months ended June 30, 2018 of $0.5 million, in each case attributable to purchases of property and equipment and capitalized software costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 was $1.9 million, consisting of cash proceeds related to stock option exercises. Net cash used in financing activities for the six months ended June 30, 2018 was $0.7 million, consisting primarily of payments for public offering costs.

Indebtedness

Credit Facility

In March 2017, we entered into a loan and security agreement with Oxford Finance LLC, or Oxford, for a credit facility that replaced its previous $25.0 million credit facility with Oxford and which allowed it to borrow up to $35.0 million in three tranches of term loans: a Term A Loan in the amount of $25.0 million, which was drawn down immediately upon closing in March 2017, a Term B Loan in the amount of $5.0 million, which was drawn down in December 2017, and a Term C Loan in the amount of $5.0 million, which became available to us upon the achievement of $45.0 million of trailing twelve month revenues during the second quarter of 2018. Upon achieving the required revenue milestone, we had 60 days to notify Oxford if we elected to borrow the Term C Loan. As a result of completing our IPO on July 2, 2018 and receiving the net proceeds therefrom, we elected not to borrow the additional $5.0 million, and it is no longer available to us. Each term loan accrues interest from the date of borrowing through the date of repayment at a floating per annum rate of interest, which resets monthly and is equal to the greater of (a) 8.15% or (b) the 30-day U.S. LIBOR on the last business day of the month plus 7.38%. We were also required to issue to Oxford at the date of each borrowing warrants to purchase its Series F or later series of convertible preferred stock with a seven-year term and in an amount equal to 3.95% of the first $5.0 million of each tranche borrowed. The credit facility matures and all amounts borrowed thereunder are due on March 1, 2022. As of June 30, 2019, we had borrowed and had outstanding an aggregate of $30.0 million of principal under the credit facility.

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

Our obligations under the credit facility are secured by a first priority security interest in substantially all of its assets, other than our intellectual property. We agreed not to pledge or otherwise encumber any of its intellectual property. The loan and security agreement related to the credit facility includes a financial maintenance covenant that requires us to achieve at least 75% of its trailing 12-month forecasted revenues, as measured each month in accordance with a forecast that we provided to Oxford upon signing the agreement and future forecasts that we are required to deliver to Oxford each year for the life of the credit facility, as well as customary affirmative and negative covenants. We were in compliance with all of the covenants under its credit facility as of June 30, 2019.

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

Cash and Non-Cash Interest Expense

For the three months ended June 30, 2019, we recognized interest expense of $0.9 million, of which $0.7 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred financing costs and accrual of final payment fees. For the three months ended June 30, 2018, we recognized interest expense of $0.9 million, of which $0.7 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred financing costs and accrual of final payment fees.

For the six months ended June 30, 2019, we recognized interest expense of $1.9 million, of which $1.5 million was cash and $0.4 million was non-cash interest expense related to the amortization of deferred financing costs and accrual of final payment fees. For the six months ended June 30, 2018, we recognized interest expense of $1.8 million, of which $1.4 million was cash and $0.4 million was non-cash interest expense related to the amortization of deferred financing costs and accrual of final payment fees.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, partnerships or other relationships with unconsolidated entities, often referred to as structured finance or special-purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Commitments and Contractual Obligations

As of June 30, 2019, there was one significant change to our commitments and future minimum contractual obligations as set forth in our Form 10-K, filed with the SEC on March 5, 2019. We refer you to “Note 8. Leases” in this Quarterly Report on Form 10-Q for information regarding our lease agreements.

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

Recent Accounting Pronouncements

We refer you to “Note 3. Summary of Significant Accounting Policies” and “Note 4. Recent Accounting Pronouncements” in “Notes to Interim Financial Statements” located in “Part I – FINANCIAL INFORMATION, Item 1. Financial Statements”.

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

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Description

3.1	Ninth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 8-K filed May 30, 2019)
3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form 8-K filed May 30, 2019)
10.1+	Employment Offer Letter Agreement between Neuronetics, Inc. and Stephen Furlong dated July 1, 2019 (incorporated by reference to exhibit 10.1 to the Form 8-K filed July 2, 2019).
10.2*†	First amendment to the distribution agreement, by and between the Registrant and Teijin Pharma Limited, dated May 31, 2019.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

+	Indicates management contract or compensatory plan.
†

Portions of this exhibit, marked by brackets, have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) would likely cause competitive harm to the company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEURONETICS, INC. (Registrant)

Date: August 6, 2019	By:	/s/ Christopher Thatcher
	Name:	Christopher Thatcher
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2019	By:	/s/ Stephen Furlong
	Name:	Stephen Furlong
	Title:	VP, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)