Form 10-Q
period 2019-09-30
Neuronetics, Inc.
filed 2019-11-05
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

There were 18,632,268 shares of the registrant’s common stock outstanding as of October 31, 2019.

NEURONETICS, INC.

Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEURONETICS, INC.

Balance Sheets

(Unaudited; In thousands, except per share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$82,370	$104,583
Accounts receivable, net	7,552	5,620
Inventory	2,924	2,432
Current portion of net investments in sales-type leases	633	-
Current portion of prepaid commission expense	442	-
Prepaid expenses and other current assets	1,985	1,838
Total current assets	95,906	114,473
Property and equipment, net	1,007	1,378
Operating lease right-of-use assets	3,879	-
Net investments in sales-type leases	1,141	-
Prepaid commission expense	2,465	-
Other assets	1,083	1,171
Total Assets	$105,481	$117,022
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,109	$3,756
Accrued expenses	7,612	7,548
Deferred revenue	2,252	2,255
Current portion of operating lease liabilities	529	-
Current portion of long-term debt, net	7,500	-
Total current liabilities	22,002	13,559
Long-term debt, net	23,450	30,395
Deferred revenue	2,229	1,940
Operating lease liabilities	3,470	-
Deferred rent	-	86
Total Liabilities	51,151	45,980
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding at September 30, 2019 and December 31, 2018	-	-
Common stock, $0.01 par value: 200,000 shares authorized; 18,602 and 17,744 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	186	177
Additional paid-in capital	296,677	291,908
Accumulated deficit	(242,533)	(221,043)
Total Stockholders' Equity	54,330	71,042
Total Liabilities and Stockholders’ Equity	$105,481	$117,022

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Operations

(Unaudited; In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$16,000	$13,737	$45,300	$37,141
Cost of revenues	4,192	3,034	11,170	8,736
Gross Profit	11,808	10,703	34,130	28,405
Operating expenses:
Sales and marketing	10,362	9,672	31,477	27,616
General and administrative	4,285	3,238	13,145	8,952
Research and development	3,489	2,125	9,499	6,010
Total operating expenses	18,136	15,035	54,121	42,578
Loss from Operations	(6,328)	(4,332)	(19,991)	(14,173)
Other (income) expense:
Interest expense	930	928	2,780	2,749
Other (income) expense, net	(391)	(299)	(1,281)	1,032
Net Loss	$(6,867)	$(4,961)	$(21,490)	$(17,954)
Net loss per share of common stock outstanding, basic and diluted	$(0.37)	$(0.29)	$(1.17)	$(2.99)
Weighted-average common shares outstanding, basic and diluted	18,508	17,382	18,296	6,014

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statement of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited; In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2017	304,958	$187,136	231	$2	$4,292	$(196,946)	$(192,652)
Share-based awards and options exercises	-	-	20	1	30	-	31
Share-based compensation expense	-	-	-	-	144	-	144
Net loss	-	-	-	-	-	(5,497)	(5,497)
Balance at March 31, 2018	304,958	187,136	251	3	4,466	(202,443)	(197,974)
Share-based awards and options exercises	-	-	6	-	7		7
Share-based compensation expense	-	-	-	-	192		192
Net loss	-	-	-	-	-	(7,496)	(7,496)
Balance at June 30, 2018	304,958	187,136	257	3	4,665	(209,939)	(205,271)
Conversion of convertible preferred stock into common stock	(304,958)	(187,136)	10,994	109	187,027	-	187,136
Conversion of convertible preferred stock warrants into common stock warrants	-	-	-	-	1,874	-	1,874
Issuance of common stock in initial public offering, net of issuance costs of $3,465	-	-	6,325	64	96,471	-	96,535
Exercises of stock options	-	-	3	-	7	-	7
Share-based compensation expense	-	-	-	-	1,028	-	1,028
Net loss	-	-	-	-	-	(4,961)	(4,961)
Balance at September 30, 2018	-	$-	17,579	$176	$291,072	$(214,900)	$76,348

Balance at December 31, 2018	-	$-	17,744	$177	$291,908	$(221,043)	$71,042
Share-based awards and options exercises	-	-	483	5	1,402	-	1,407
Share-based compensation expense	-	-	-	-	501	-	501
Net loss	-	-	-	-	-	(7,529)	(7,529)
Balance at March 31, 2019	-	-	18,227	182	293,811	(228,572)	65,421
Share-based awards and options exercises	-	-	218	2	468	-	470
Share-based compensation expense		-	-	-	1,022	-	1,022
Net loss	-	-	-	-	-	(7,094)	(7,094)
Balance at June 30, 2019	-	-	18,445	184	295,301	(235,666)	59,819
Share-based awards and options exercises	-	-	157	2	441	-	443
Share-based compensation expense	-	-	-	-	935	-	935
Net loss	-	-	-	-	-	(6,867)	(6,867)
Balance at September 30, 2019	-	$-	18,602	$186	$296,677	$(242,533)	$54,330

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Cash Flows

(Unaudited; In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(21,490)	$(17,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	765	671
Share-based compensation	2,458	1,364
Non-cash interest expense	555	642
Change in fair value of convertible preferred stock warrant liability	-	1,396
Cost of rental units purchased by customers	144	148
Changes in certain assets and liabilities:
Accounts receivable, net	(1,933)	(1,016)
Inventory	(455)	(767)
Net investments in sales-type leases	(1,774)	-
Prepaid commission expense	(2,907)	-
Prepaid expenses and other assets	183	(298)
Accounts payable	10	(594)
Accrued expenses	80	(1,461)
Deferred revenue	285	(400)
Deferred rent	-	(46)
Net Cash Used in Operating Activities	(24,079)	(18,315)
Cash Flows from Investing Activities:
Purchases of property and equipment and capitalized software	(454)	(650)
Net Cash Used in Investing Activities	(454)	(650)
Cash Flows from Financing Activities:
Proceeds from issuances of common stock in initial public offering	-	99,998
Payments of public offering costs	-	(3,465)
Proceeds from exercises of stock options	2,320	45
Net Cash Provided by Financing Activities	2,320	96,578
Net (Decrease) Increase in Cash and Cash Equivalents	(22,213)	77,613
Cash and Cash Equivalents, Beginning of Period	104,583	29,147
Cash and Cash Equivalents, End of Period	$82,370	$106,760
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,240	$2,057
Transfer of inventory to property and equipment	$37	$235
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$31	$-
Conversion of convertible preferred stock into common stock		$187,136
Conversion of convertible preferred stock warrants into common stock warrants	$-	$1,874

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

Liquidity

As of September 30, 2019, the Company had cash and cash equivalents of $82.4 million and an accumulated deficit of $242.5 million. The Company incurred negative cash flows from operating activities of $20.6 million for the year ended December 31, 2018 and $24.1 million for the nine months ended September 30, 2019. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company seeks to expand its sales and marketing initiatives to support its growth into existing and new markets and invest in additional research and development activities. The Company’s primary sources of capital to date have been proceeds from its IPO, private placements of its convertible preferred securities, borrowings under its credit facilities and revenues from sales of its products. As of September 30, 2019, the Company had $30.0 million of borrowings outstanding under its credit facility, which matures in March 2022. Management believes that the Company’s cash and cash equivalents as of September 30, 2019 and anticipated revenues from sales of its products are sufficient to fund the Company’s operations for at least the next 24 months after September 30, 2019.

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission, or SEC, which permit reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying balance sheets and statements of operations, changes in convertible preferred stock and stockholders’ deficit and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s Form 10-K filed with the SEC on March 5, 2019, wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on prepaid commissions expense on the balance sheet as of September 30, 2019 and the statement of operations for the three and nine months ended September 30, 2019 is as follows:

	As of September 30, 2019
	As Reported	Balance Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Current portion of prepaid commission expense	$442	$-	$442
Prepaid commission expense	2,465	-	2,465

	Three Months Ended September 30, 2019
	As Reported	Balance Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Sales and marketing	$10,362	$11,690	$(1,328)
Net loss	(6,867)	(8,195)	1,328

	Nine Months Ended September 30, 2019
	As Reported	Balance Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Sales and marketing	$31,477	$34,384	$(2,907)
Net loss	(21,490)	(24,397)	2,907

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

(4)

The System clinical and reimbursement training enable the clinician to provide patient treatment.  The trainings are not required in order to operate the System but are required in order to receive a certification from the Company and accordingly are not essential to the functionality of other performance obligations. Training services are recognized at a point-in-time when training is complete, typically simultaneous to or near the time of delivery of the System.

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

Contract Balances

Payment terms typically require payment upon shipment of the System and additional payments as access codes are delivered, which can span several years after the System is first delivered and installed. The timing of revenue recognition compared to billings and cash collections typically results in accounts receivable. However, sometimes customer advances and deposits might be required for certain customers and are recorded as contract liabilities. Changes in the contract asset and liability balances during the three and nine months ended September 30, 2019 were not materially impacted by any other factors.

As of September 30, 2019, the Company expects to recognize approximately the following percentages of deferred revenue by year:

Year:	Revenue Recognition
Remainder of 2019	30%
2020	23%
2021	11%
2022	11%
2023	11%
Thereafter	14%
Total	100%

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

Revenue recognized for the nine months ended September 30, 2019 that was included in the contract liability balance at the beginning of the year was $2.0 million, and primarily represented revenue earned from separately priced extended warranties and clinical training.

Customers

For the three months ended September 30, 2019, no customer accounted for more than 10% of our revenues. For the nine months ended September 30, 2019, one customer accounted for 10% of our revenues. For the three and nine months ended September 30, 2018, no customer accounted for more than 10% of our revenues.

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

From time to time the Company enters into sales-type lease arrangements that include a lessee obligation to purchase the leased equipment at the end of the lease term, automatic transfer of ownership of the leased equipment at the end of the lease, a bargain purchase option, or provides for minimum lease payments with a present value 90% or more of the fair value of the leased equipment at the date of lease inception. Sales-type leases where the Company is the lessor are included in revenue on the Statements of Operations.

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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

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

Lease assets for sales-type leases where the Company is the lessor and ROU assets for operating leases where the Company is the lessee are periodically reduced by impairment losses. The Company uses the loans impairment guidance in ASC Subtopic 330-10, Receivables, and the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether a lease asset or a ROU asset, respectively, is impaired, and if so, the amount of the impairment loss to recognize. As of September 30, 2019, the Company has not encountered any impairment losses.

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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

5.	FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaids and other current assets, and accounts payable on the Company’s balance sheets approximated their fair values as of September 30, 2019 and December 31, 2018 due to their short-term nature. The carrying values of the Company’s credit facility approximated its fair value as of September 30, 2019 and December 31, 2018 due to its variable interest rate.

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

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (cash equivalents)	$71,365	$71,365	$71,365	$-	$-

	December 31, 2018
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (cash equivalents)	$87,062	$87,062	$87,062	$-	$-

The fair value of the convertible preferred stock warrant liability was estimated using the Black-Scholes option pricing model and the following inputs and assumptions as of July 2, 2018:

	July 2, 2018
	Series E	Series F
Estimated fair value of convertible preferred stock	$26.41	$26.41
Exercise price	$19.55	$9.73
Remaining term (in years)	4.5	2.6 - 6.5
Risk-free interest rate	2.7%	2.6% - 2.8%
Expected volatility	43%	43%
Dividend yield	0%	0%

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The following table presents the changes in the Company’s Level 3 instrument, the then outstanding convertible preferred stock warrant liability, measured on a recurring basis for the nine months ended September 30, 2018 (in thousands):

Balance at December 31, 2017	$478
Change in fair value	1,396
Reclassification to additional paid in capital	(1,874)
Balance at September 30, 2018	$-

6.	ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Gross accounts receivable - trade	$8,121	$6,120
Less: Allowances for doubtful accounts	(569)	(500)
Accounts receivable, net	$7,552	$5,620

7.	PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

The following table presents the composition of property and equipment, net as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Laboratory equipment	$150	$150
Office equipment	487	487
Computer equipment and software	1,191	1,050
Manufacturing equipment	273	273
Leasehold improvements	172	172
Rental equipment	920	1,262
Property and equipment, gross	3,193	3,394
Less: Accumulated depreciation	(2,186)	(2,016)
Property and equipment, net	$1,007	$1,378

As of September 30, 2019 and December 31, 2018, the Company had capitalized software costs, net of $0.9 million and $1.0 million, respectively, which are included in “Other assets” on the balance sheet.

Depreciation and amortization expense was $0.3 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $0.8 million and $0.7 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

8.	LEASES

Lessee:

The Company has operating leases for its corporate headquarters and office equipment, including copiers. The Company leases approximately 32,000 square foot facility in Malvern, Pennsylvania for its corporate headquarters, which includes office and warehouse space. In the first quarter of 2019, the Company signed a lease modification for its Malvern facility that extended the lease through February 2028 and included approximately 10,000 square foot of additional premises. The Company has an option to extend the lease on its combined 42,000 square foot facility for an additional five-year term; however, the Company has determined it is not reasonably certain to exercise the option at this time due to on-going personnel expansion efforts. The Company also maintains operating leases on office equipment, including copiers, which end in March 2023. The Company does not currently have any finance leases or executed leases that have not yet commenced.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

Operating lease rent expense was $0.1 million for the three months ended September 30, 2019 and $0.4 million for the nine months ended September 30, 2019. As of September 30, 2019 the weighted-average remaining lease term of operating leases was 8.6 years and the weighted-average discount rate was 6.5%.

The following table presents the supplemental cash flow information as a lessee related to leases (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$330
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,164

The following table sets forth by year the required future payments of operating lease liabilities (in thousands):

September 30, 2019
Remainder of 2019	$156
2020	584
2021	613
2022	637
2023	634
Thereafter	2,791
Total lease payments	5,415
Less imputed interest	(1,416)
Present value of operating lease liabilities	$3,999

The following table sets forth by year the minimum expected lease payments under non-cancelable operating leases (in thousands) as of December 31, 2018:

December 31, 2018
2019	$547
2020	560
2021	88
Total lease payments	$1,195

Lessor sales-type leases:

Certain costumers have purchased NeuroStar Advanced Therapy Systems on a rent-to-own basis. The lease term is three years with a customer option to purchase the NeuroStar Advanced Therapy System at the end of the lease or automatic transfer of ownership of the NeuroStar Advanced Therapy System at the end of the lease.

The following table sets forth the profit recognized on sales-type leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Profit recognized at commencement, net	$506	$-	$768	$-
Interest Income	-	-	-	-
Total sales-type lease income	$506	$-	$768	$-

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The following table sets forth a maturity analysis of the undiscounted lease receivables related to sales-type leases (in thousands):

September 30, 2019
Remainder of 2019	$60
2020	633
2021	633
2022	448
Total sales-type lease receivables	$1,774

As of September 30, 2019, the carrying amount of the lease receivables is $1.8 million. The Company does not have any unguaranteed residual assets.

Lessor operating leases:

NeuroStar Advanced Therapy Systems sold on a rent-to-own basis prior to January 1, 2019 are accounted for as operating leases. For the three months ended September 30, 2019 and 2018, the Company recognized operating lease income of $0.2 million and $0.3 million, respectively. For the nine months ended September 30, 2019 and September 30, 2018, the Company recognized operating lease income of $0.6 million and $0.7 million, respectively.

The following table sets forth a maturity analysis of its undiscounted lease receivables related to operating leases:

September 30, 2019
Remainder of 2019	$150
2020	365
2021	150
Total lease receivables	$665

The Company maintained Rental Equipment, net of $0.6 million and $0.9 million, as of September 30, 2019 and December 31, 2018, respectively, which are included in “Property and equipment, net” on the balance sheet. Rental equipment depreciation expense was $0.1 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $0.2 million and $0.3 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

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

On the Company's balance sheets, the current portion of capitalized contract costs is represented by the current portion of prepaid commission expense, while the long-term portion is included in prepaid commission expense. Amortization expense was $0.1 million for the three months ended September 30, 2019 and $0.2 million for the nine months ended September 30, 2019.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

10.	ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Compensation and related benefits	$4,764	$4,909
Consulting and professional fees	387	342
Research and development expenses	50	191
Sales and marketing expenses	287	127
Warranty	737	629
Sales and other taxes payable	538	606
Interest payable	237	251
Other	612	493
Accrued expenses	$7,612	$7,548

11.	DEBT

The following table presents the composition of debt as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Outstanding principal	$30,000	$30,000
Accrued final payment fees	1,740	1,468
Less debt discounts	(790)	(1,073)
Total long-term debt, net	30,950	30,395
Less current portion of long-term debt	(7,500)	-
Long-term debt, net	$23,450	$30,395

For the three months ended September 30, 2019, the Company recognized interest expense of $0.9 million, of which $0.7 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees. For the three months ended September 30, 2018, the Company recognized interest expense of $0.9 million, of which $0.7 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

For the nine months ended September 30, 2019, the Company recognized interest expense of $2.8 million, of which $2.2 million was cash and $0.6 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees. For the nine months ended September 30, 2018, the Company recognized interest expense of $2.7 million, of which $2.1 million was cash and $0.6 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

Credit Facility

In March 2017, the Company entered into a loan and security agreement with Oxford Finance LLC, or Oxford, for a credit facility that replaced its previous $25.0 million credit facility with Oxford and which allowed it to borrow up to $35.0 million in three tranches of term loans: a Term A Loan in the amount of $25.0 million, which was drawn down immediately upon closing in March 2017, a Term B Loan in the amount of $5.0 million, which was drawn down in December 2017, and a Term C Loan in the amount of $5.0 million, which became available to the Company upon the achievement of $45.0 million of trailing twelve month revenues during the second quarter of 2018. Upon achieving the required revenue milestone, the Company had 60 days to notify Oxford if it elected to borrow the Term C Loan. As a result of completing its IPO on July 2, 2018 and receiving the net proceeds therefrom, the Company elected not to borrow the additional $5.0 million, and it is no longer available to the Company. Each term loan accrues interest from the date of borrowing through the date of repayment at a floating per annum rate of interest, which resets monthly and is equal to the greater of (a) 8.15% or (b) the 30-day U.S. LIBOR on the last business day of the month plus 7.38%. The Company was also required to issue to Oxford at the date of each borrowing warrants to purchase its Series F or later series of convertible preferred stock with a seven-year term and in an amount equal to 3.95% of the first $5.0 million of each tranche borrowed. The credit facility matures and all amounts borrowed thereunder are due on March 1, 2022. As of September 30, 2019, the Company had borrowed and had outstanding an aggregate of $30.0 million of principal under the credit facility.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

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

The Company’s obligations under the credit facility are secured by a first priority security interest in substantially all of its assets, other than its intellectual property. The Company has agreed not to pledge or otherwise encumber any of its intellectual property. The loan and security agreement related to the credit facility includes a financial maintenance covenant that requires the Company to achieve at least 75% of its trailing 12-month forecasted revenues, as measured each month in accordance with a forecast that the Company provided to Oxford upon signing the agreement and future forecasts that the Company is required to deliver to Oxford each year for the life of the credit facility, as well as customary affirmative and negative covenants. The Company was in compliance with all of the covenants under its credit facility as of September 30, 2019.

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

Notes to Interim Financial Statements

(Unaudited)

12.	COMMON STOCK

Common Stock

The Company’s amended and restated certificate of incorporation as of September 30, 2019 authorized the issuance of 200.0 million shares of common stock, $0.01 par value per share, of which 18.6 million were issued and outstanding as of September 30, 2019.

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Shares of common stock issued	18,602	17,744
Shares of common stock reserved for issuance for:
Common stock warrants outstanding	105	105
Stock options outstanding	2,434	2,711
Restricted stock units outstanding	240	43
Shares available for grant under stock incentive plan	1,243	1,312
Shares available for sale under employee stock purchase plan	421	244
Total shares of common stock issued and reserved for issuance	23,045	22,159

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

Common Stock Warrants

The following table summarizes the Company’s outstanding common stock warrants as of September 30, 2019 and December 31, 2018:

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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The following potentially dilutive securities outstanding as of September 30, 2019 and 2018 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	September 30,
	2019	2018
Stock options	2,434	2,873
Non-vested restricted stock awards	-	7
Non-vested restricted stock units	240	38
Convertible preferred stock warrants	-	-
Common stock warrants	105	105
Shares of convertible preferred stock “as-converted”	-	-

14.	SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its statements of operations for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$18	$6	$47	$15
Sales and marketing	368	709	976	828
General and administrative	429	273	1,126	415
Research and development	119	40	309	106
Total	$934	$1,028	$2,458	$1,364

2018 Equity Incentive Plan

In June 2018, the Company adopted the 2018 Equity Incentive Plan, or 2018 Plan, which authorized the issuance of up to 1.4 million shares, subject to an annual 4% evergreen increase, in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. The amount and terms of grants are determined by the Company’s board of directors. All stock options granted to date have had exercise prices equal to the fair value, as determined by the closing price as reported by the Nasdaq Global Market, of the underlying common stock on the date of grant. The contractual term of stock options is up to 10 years, and stock options are exercisable in cash or as otherwise determined by the board of directors. Generally, stock options vest 25% upon the first anniversary of the date of grant and the remainder ratably monthly thereafter for 36 months. As of September 30, 2019, there were 1.2 million shares available for future issuance under the 2018 Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2019:

	Number of Shares under Option (in thousands)	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	2,711	$3.59
Granted	802	$14.82
Exercised	(841)	$2.83
Forfeited	(238)	$8.04
Outstanding at September 30, 2019	2,434	$7.12	7.7	$8,770
Exercisable at September 30, 2019	1,131	$2.57	6.3	$6,737
Vested and expected to vest at September 30, 2019	2,434	$7.12	7.7	$8,770

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The Company recognized share-based compensation expense related to stock options of $0.6 million and $1.0 million for the three months ended September 30, 2019 and 2018, respectively, and $1.6 million and $1.3 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. As of September 30, 2019, there was $7.0 million of total unrecognized compensation cost related to non-vested stock options which the Company expects to recognize over a weighted-average period of 3.2 years. The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2019 was estimated at $7.99 per option. The total intrinsic value of stock options exercised during the nine months ended September 30, 2019 was $10.6 million.

For the nine months ended September 30, 2019, the grant-date fair value of stock options was estimated at the time of grant using the following weighted-average inputs and assumptions in the Black-Scholes option pricing model:

Estimated fair value of common stock	$14.82
Exercise price	$14.82
Expected term (in years)	6.1
Risk-free interest rate	2.3%
Expected volatility	55.3%
Dividend yield	0%

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the Company’s restricted stock award and restricted stock unit activity for the nine months ended September 30, 2019:

	Non-vested Restricted Stock Awards (in thousands)	Weighted- average Grant-date Fair Value	Non-vested Restricted Stock Units (in thousands)	Weighted- average Grant-date Fair Value
Non-vested at December 31, 2018	4	$2.32	43	$25.21
Granted	-	$-	232	$14.38
Vested	(4)	$2.32	(17)	$20.83
Forfeited	-	$-	(18)	$15.68
Non-vested at September 30, 2019	-	$-	240	$15.72

The Company recognized approximately $0.3 million and $0.1 in share-based compensation expense related to restricted stock awards and restricted stock units for the three months ended September 30, 2019 and 2018, respectively, and $0.9 million and $0.1 for the nine months ended September 30, 2019 and September 30, 2018, respectively. As of September 30, 2019, there was $3.2 million of unrecognized compensation cost related to non-vested restricted stock awards and restricted stock units, which the Company expects to recognize over a weighted-average period of 2.5 years. The total fair value at the vesting date of restricted stock awards and restricted stock units vested during the nine months ended September 30, 2019 was $0.3 million.

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

2018 Employee Stock Purchase Plan

In July 2018, the Company adopted the 2018 Employee Stock Purchase Plan, or 2018 ESPP, with an initial 0.2 million share reserve, subject to automatic annual increases on January 1st of each year for a period of up to ten years, as defined in the plan document. The purpose of the 2018 ESPP is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock of the Company. The 2018 ESPP provides the opportunity to purchase the Company’s common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. As of September 30, 2019, the Company had not yet approved any offering under the 2018 ESPP.

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

The following geographic data includes revenue generated from the Company’s third-party distributors. The Company’s revenue was generated in the following geographic regions and by product line for the periods indicated (in thousands):

	Revenues by Geography
	Three Months Ended September 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
United States	$15,294	96%	$13,518	98%
International	706	4%	219	2%
Total revenues	$16,000	100%	$13,737	100%

	U.S. Revenues by Product Category Three Months Ended September 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$4,616	30%	$3,908	29%
Treatment sessions	10,252	67%	9,218	68%
Other	426	3%	392	3%
Total U.S. revenues	$15,294	100%	$13,518	100%

	International Revenues by Product Category Three Months Ended September 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$465	66%	$-	0%
Treatment sessions	114	16%	128	58%
Other	127	18%	91	42%
Total International revenues	$706	100%	$219	100%

	Revenues by Geography
	Nine Months Ended September 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
United States	$43,730	97%	$36,388	98%
International	1,570	3%	753	2%
Total revenues	$45,300	100%	$37,141	100%

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

	U.S. Revenues by Product Category Nine Months Ended September 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$12,594	29%	$9,849	27%
Treatment sessions	29,877	68%	25,378	70%
Other	1,259	3%	1,161	3%
Total U.S. revenues	$43,730	100%	$36,388	100%

	International Revenues by Product Category Nine Months Ended September 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$1,002	64%	$219	29%
Treatment sessions	247	16%	208	28%
Other	321	20%	326	43%
Total International revenues	$1,570	100%	$753	100%

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

Overview

We are a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from psychiatric disorders. Our first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation, or TMS, to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the United States Food and Drug Administration, or FDA, to treat adult patients with major depressive disorder, or MDD, that have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. NeuroStar Advanced Therapy is also available in other parts of the world, including Japan, where it is listed under Japan’s national health insurance. NeuroStar Advanced Therapy is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We believe we are the market leader in TMS therapy based on our U.S. installed base of 1,032 active NeuroStar Advanced Therapy Systems in approximately 833 psychiatrist offices as of September 30, 2019 and the estimated 76,200 patients treated with approximately 2.7 million of our treatment sessions through such date. We generated revenues of $16.0 million and $45.3 million for the three and nine months ended September 30, 2019, respectively.

We designed the NeuroStar Advanced Therapy System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of existing treatment options. We generate revenues from initial capital sales of our systems, recurring treatment sessions and service and repair and extended warranty contracts. We derive the majority of our revenues from recurring treatment sessions. For the three months ended September 30, 2019, revenues from sales of our treatment sessions and NeuroStar Advanced Therapy Systems represented 67% and 30% of our U.S. revenues, respectively. For the nine months ended September 30, 2019, revenues from sales of our treatment sessions and NeuroStar Advanced Therapy Systems represented 68% and 29% of our U.S. revenues, respectively.

We currently sell our NeuroStar Advanced Therapy System and recurring treatment sessions in the United States with the collaborative support of our 236 employees as of September 30, 2019. Our sales force primarily targets 15,100 psychiatrists at 3,600 high-decile psychiatric practices that we estimate, based on data from Symphony Health and our own internal estimates, treat approximately 33% of the total MDD patients in the United States who meet our labeled indication and are insured. We expect to continue to expand our direct sales and customer support team to further penetrate the market by demonstrating the benefits of our NeuroStar Advanced Therapy to psychiatrists and their MDD patients. Some of our customers have and may purchase more than one NeuroStar Advanced Therapy System. Based on our commercial data, we believe psychiatrists can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients. We believe psychiatrists can generate approximately $7,500 to $10,000 of revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We have a diverse customer base of psychiatrists in group psychiatric practices in the United States. For the three months ended September 30, 2019, no customer accounted for more than 10% of our revenues. For nine months ended September 30, 2019, one customer accounted for 10% of our revenues. For the three and nine months ended September 30, 2018, no customer accounted for more than 10% of our revenues. Medicare and the vast majority of commercial payors in the United States Patients are reimbursed for treatment sessions utilizing our NeuroStar Advanced Therapy System.

We market our products in a few select markets outside the United States through independent distributors. International revenues represented 3% and 2% of our total revenues for the nine months ended September 30, 2019 and September 30, 2018, respectively. In October 2017, we entered into an exclusive distribution agreement with Teijin Pharma Limited, or Teijin, for the distribution of our NeuroStar Advanced Therapy Systems and treatment sessions to customers who will treat patients with MDD in Japan. We received regulatory approval for our system in Japan in September 2017, and we received the initial reimbursement of JPY 12,000 per treatment session, which went into effect on June 1, 2019. We expect our international revenues to increase over time as a percentage of our total revenues as we grow our presence in Japan.

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

Our total revenues increased by $2.3 million, or 16%, from $13.7 million for the three months ended September 30, 2018 to $16.0 million for the three months ended September 30, 2019 and by $8.2 million, or 22%, from $37.1 million for nine months ended September 30, 2018 to $45.3 million for the nine months ended September 30, 2019. For the three and nine months ended September 30, 2019, our U.S. revenues were $15.3 million and $43.7 million and compared to $13.5 million and $36.4 million for the three and nine months ended September 30, 2018 , respectively, which represent an increase of 13% and 20% period over period. Due to the seasonality of our sales, during the first quarter of each year, we typically experience reduced revenues compared to our other quarters. We incurred net losses of $6.9 million and $21.5 million for the three and nine months ended September 30, 2019 compared to net losses of $5.0 million and $18.0 million for the three and nine months ended September 30, 2018, respectively. We expect to continue to incur losses for the next several years as we expand our commercial organization to support our planned sales growth and while continuing to invest in our pipeline indications. As of September 30, 2019, we had an accumulated deficit of $242.5 million.

Components of Our Results of Operations

Revenues

To date, we have generated revenues primarily from the capital portion of our business and related sales and rentals of the NeuroStar Advanced Therapy System and the recurring revenues from our sale of treatment sessions in the United States.

NeuroStar Advanced Therapy System Revenues.    NeuroStar Advanced Therapy System revenues consist primarily of sales or rentals of a capital component, including upgrades to the equipment attributable to the initial sale of the system. NeuroStar Advanced Therapy Systems can be purchased outright or on a rent-to-own basis by certain customers. We had an installed base of 1,032 and 858 active NeuroStar Advanced Therapy Systems as of September 30, 2019 and 2018, respectively.

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

Results of Operations

Comparison of the Three Months ended September 30, 2019 and 2018

	Three Months Ended September 30,		Increase / (Decrease)
	2019	2018	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$16,000	$13,737	$2,263	16%
Cost of revenues	4,192	3,034	1,158	38%
Gross Profit	11,808	10,703	1,105	10%
Gross Margin	73.8%	77.9%
Operating expenses:
Sales and marketing	10,362	9,672	690	7%
General and administrative	4,285	3,238	1,047	32%
Research and development	3,489	2,125	1,364	64%
Total operating expenses	18,136	15,035	3,101	21%
Loss from Operations	(6,328)	(4,332)	(1,996)	-46%
Other (income) expense:
Interest expense	930	928	2	0%
Other expense (income), net	(391)	(299)	(92)	-31%
Net Loss	$(6,867)	$(4,961)	$(1,906)	-38%

	Revenues by Geography Three Months Ended September 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
United States	$15,294	96%	$13,518	98%
International	706	4%	219	2%
Total revenues	$16,000	100%	$13,737	100%

	U.S. Revenues by Product Category Three Months Ended September 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$4,616	30%	$3,908	29%
Treatment sessions	10,252	67%	9,218	68%
Other	426	3%	392	3%
Total U.S. revenues	$15,294	100%	$13,518	100%

Revenues

Total revenues increased by $2.3 million, or 16%, from $13.7 million for the three months ended September 30, 2018 to $16.0 million for the three months ended September 30, 2019. Revenues in the United States increased by $1.8 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to higher unit sales of both NeuroStar Advanced Therapy Systems and treatment sessions. International revenues increased $0.5 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to a multi-unit order in Japan.

Revenues in the United States increased by $1.8 million, or 13%, from $13.5 million for the three months ended September 30, 2018 to $15.3 million for the three months ended September 30, 2019. NeuroStar Advanced Therapy System revenues in the United States grew by $0.7 million, or 18%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was primarily driven by an approximate 240% increase in other NeuroStar revenue due to higher sales-type lease revenue as compared to the third quarter of 2018.  This increase was partially offset by lower capital revenue as capital units sold decreased by 6% and average selling price declined 10% as compared to the prior period. On a sequential quarterly basis, average selling prices for capital sales were down approximately 3%.

NeuroStar Advanced Therapy System revenues represented 30% and 29% of U.S. revenues for the three months ended September 30, 2019 and 2018, respectively. We believe the growth in NeuroStar Advanced Therapy System revenues between these two periods was the result of the efforts of our expanded commercial organization and increased marketing efforts. As of September 30, 2019, we had an installed base of 1,032 active systems in the United States, compared to 858 as of September 30, 2018.

Treatment session revenues in the United States represented 67% and 68% of total revenues in the United States for the three months ended September 30, 2019 and 2018, respectively, and increased by 11% from $9.2 million for the three months ended September 30, 2018 to $10.3 million for the three months ended September 30, 2019. The increase in United States treatment session revenues was primarily the result of an approximate 8% increase in the number of treatment sessions sold and an approximate 170% increase in other treatment session revenue. This revenue increase was partially offset by an approximate 6% decline in the average treatment session selling price as a result of pre-determined volume pricing discounts within our existing customer base that are triggered when those customers surpass certain high-volume thresholds.

Cost of Revenues and Gross Margin

Cost of revenues increased by $1.2 million, or 38%, from $3.0 million for the three months ended September 30, 2018 to $4.2 million for the three months ended September 30, 2019. The increase was primarily due to increased costs associated with increased NeuroStar Advanced Therapy System sales volumes. Gross margin decreased from 77.9% for the three months ended September 30, 2018 to 73.8% for the three months ended September 30, 2019. The decrease in gross margin was the result of a higher mix of NeuroStar Advanced Therapy revenue and the selling price decreases noted above.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.7 million, or 7%, from $9.7 million for the three months ended September 30, 2018 to $10.4 million for the three months ended September 30, 2019. The increase was primarily due to increased personnel costs as a result of our sales expansion activities, as well as marketing expenses, consistent with our growth in revenues. Sales commissions were favorably impacted by $1.3 million for the three months ended September 30, 2019 due to the Company’s Topic 606 implementation as compared to the three months ended September 30, 2018.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million, or 32%, from $3.2 million for the three months ended September 30, 2018 to $4.3 million for the three months ended September 30, 2019. The increase was primarily due to an increase in personnel and legal, accounting and other professional services expenses required to support the growth of our business and the infrastructure for public company reporting.

Research and Development Expenses

Research and development expenses increased $1.4 million, or 64%, from $2.1 million for the three months ended September 30, 2018 to $3.5 million for the three months ended September 30, 2019. The increase was primarily due to higher product development costs related to the launch of the next generation of our NeuroStar Advanced Therapy System and TrakStar practice management system, as well as increased spending in clinical development.

Interest Expense

Interest expense remained flat at $0.9 million for the three months ended September 30, 2019 and 2018.

Other Expense (Income), Net

Other expense (income), net increased by $0.1 million, from $(0.3) million for the three months ended September 30, 2018 to $(0.4) million for the three months ended September 30, 2019, primarily as a result of increased interest income earned on the Company’s money market accounts and the final revaluation of the Company’s warrants in the third quarter of 2018.

Comparison of the nine months ended September 30, 2019 and 2018

	Nine Months Ended September 30,		Increase / (Decrease)
	2019	2018	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$45,300	$37,141	$8,159	22%
Cost of revenues	11,170	8,736	2,434	28%
Gross Profit	34,130	28,405	5,725	20%
Gross Margin	75.3%	76.5%
Operating expenses:
Sales and marketing	31,477	27,616	3,861	14%
General and administrative	13,145	8,952	4,193	47%
Research and development	9,499	6,010	3,489	58%
Total operating expenses	54,121	42,578	11,543	27%
Loss from Operations	(19,991)	(14,173)	(5,818)	-41%
Other (income) expense:
Interest expense	2,780	2,749	31	1%
Other expense (income), net	(1,281)	1,032	(2,313)	224%
Net Loss	$(21,490)	$(17,954)	$(3,536)	-20%

	Revenues by Geography Nine Months Ended September 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
United States	$43,730	97%	$36,388	98%
International	1,570	3%	753	2%
Total revenues	$45,300	100%	$37,141	100%

	U.S. Revenues by Product Category Nine Months Ended September 30,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$12,594	29%	$9,849	27%
Treatment sessions	29,877	68%	25,378	70%
Other	1,259	3%	1,161	3%
Total U.S. revenues	$43,730	100%	$36,388	100%

Revenues

Total revenues increased by $8.2 million, or 22%, from $37.1 million for the nine months ended September 30, 2018 to $45.3 million for the nine months ended September 30, 2019. Revenues in the United States increased by $7.3 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to higher unit sales of both NeuroStar Advanced Therapy Systems and treatment sessions. International revenues increased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to a multi-unit order in Japan in the second quarter of 2019.

Revenues in the United States increased by $7.3 million, or 20%, from $36.4 million for the nine months ended September 30, 2018 to $43.7 million for nine months ended September 30, 2019. NeuroStar Advanced Therapy System revenues in the United States grew by $2.7 million, or 28%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in U.S. NeuroStar revenue was driven by higher capital revenue, upgrade, and sales-type lease revenue. The increase in sales-type lease revenue was due to multi-unit orders in the United States in the third quarter of 2019. Capital units sold increased by 16% and average selling prices declined by 9% compared to the prior period.

NeuroStar Advanced Therapy System revenues represented 29% and 27% of U.S. revenues for the nine months ended September 30, 2019 and 2018, respectively. We believe the growth in NeuroStar Advanced Therapy System revenues between these two periods was the result of the efforts of our expanded commercial organization and increased marketing efforts. As of September 30, 2019, we had an installed base of 1,032 active systems in the United States, compared to 858 as of September 30, 2018.

Treatment session revenues in the United States represented 68% and 70% of total revenues in the United States for the nine months ended September 30, 2019 and 2018, respectively, and increased by 18% from $25.4 million for the nine months ended September 30, 2018 to $29.9 million for the nine months ended September 30, 2019. The increase in United States treatment session revenues was primarily the result of an approximate 17% increase in the number of treatment sessions sold and an increase in other treatment session revenue. This revenue increase was partially offset by an approximate 5% decline in average selling price as a result of certain volume pricing discounts within our existing customer base.

Cost of Revenues and Gross Margin

Cost of revenues increased by $2.4 million, or 28%, from $8.7 million for the nine months ended September 30, 2018 to $11.2 million for the nine months ended September 30, 2019. The increase was primarily due to increased costs associated with NeuroStar Advanced Therapy System sales volumes. Gross margin decreased from 76.5% for the nine months ended September 30, 2018 compared to 75.3% for the nine months ended September 30, 2019. The change in gross margin was due to increased leveraged on our service and operations costs as a result of higher sales compared to the prior period, which were partially offset by the higher mix of NeuroStar Advanced Therapy revenues in 2019 in relation to treatment sessions revenues and the reduction in the average selling prices noted above.

Sales and Marketing Expenses

Sales and marketing expenses increased by $3.9 million, or 14%, from $27.6 million for the nine months ended September 30, 2018 to $31.5 million for the nine months ended September 30, 2019. The increase was primarily due to increased personnel costs as a result of our sales and marketing expansion activities, as well as higher sales commissions and marketing expenses, consistent with our growth in revenues. Sales commissions were favorably impacted by $2.9 million for the nine months ended September 30, 2019 due to the Company’s Topic 606 implementation as compared to the nine months ended September 30, 2018.

General and Administrative Expenses

General and administrative expenses increased by $4.2 million, or 47%, from $9.0 million for the nine months ended September 30, 2018 compared to $13.1 million for the nine months ended September 30, 2019. The increase was primarily due to an increase in personnel and legal, accounting and other professional services expenses required to support the growth of our business and the infrastructure for public company reporting.

Research and Development Expenses

Research and development expenses increased by $3.5 million, or 58%, from $6.0 million for the nine months ended September 30, 2018 compared to $9.5 million the nine months ended September 30, 2019. The increase was primarily due to higher product development costs related to the launch of the next generation of our NeuroStar Advanced Therapy System and TrakStar practice management system, as well as increased spending in clinical development.

Interest Expense

Interest expense remained consistent at $2.8 million for the nine months ended September 30, 2019 compared to $2.7 million for the nine months ended September 30, 2018.

Other Expense (Income), Net

Other expense (income), net, increased by $2.3 million, from $1.0 million for the nine months ended September 30, 2018 to $(1.3) million for the nine months ended September 30, 2019, primarily as a result of increased interest income earned on the Company’s money market accounts and the final revaluation of the Company’s warrants which occurred in the third quarter of 2018.

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

As of September 30, 2019, we had cash and cash equivalents of $82.4 million and an accumulated deficit of $242.5 million, compared to cash and cash equivalents of $104.6 million and an accumulated deficit of $221.0 million as of December 31, 2018. We incurred negative cash flows from operating activities of $24.1 million and $18.3 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to expand our sales and marketing initiatives to support our growth in existing and new markets, invest funds in additional research and development activities and utilize cash for other corporate purposes. Our primary sources of capital to date have been from our IPO, private placements of our convertible preferred securities, borrowings under our credit facilities and sales of our products. As of September 30, 2019, we had $30.0 million of borrowings outstanding under our credit facility, which matures in March 2022.

We expect our revenues and expenses to increase in connection with our on-going activities, particularly as we continue to execute on our growth strategy, including expansion of our sales and customer support teams. We also expect to incur additional costs now that we are a public company. Based on our current business plan, we believe that our cash and cash equivalents as of September 30, 2019 and anticipated revenues from sales of our products will be sufficient to meet our anticipated cash requirements for at least the next 24 months after September 30, 2019. However, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional common or preferred equity or debt securities or enter into a new credit facility or another form of third-party funding or seek other debt financing. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all. It is also possible that we may allocate significant amounts of capital towards products or technologies for which market demand is lower than expected and, as a result, abandon such efforts. If we are unable to obtain adequate financing when we require it, or if we obtain financing on terms which are not favorable to us, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may be required to delay the development, commercialization and marketing of our products.

Our current and future funding requirements will depend on many factors, including:

•	our ability to achieve revenue growth and improve operating margins;
•	the cost of expanding our operations and offerings, including our sales and marketing efforts;
•	our ability to improve or maintain coverage and reimbursement arrangements with domestic third-party and government payors, particularly in Japan;
•	our rate of progress in establishing coverage and reimbursement arrangements from international commercial third-party and government payors;
•	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our products and maintaining or improving our sales to our current customers;
•	the cost of research and development activities, including research and development relating to additional indications, which may include bipolar depression and PTSD;
•	the effect of competing technological and market developments;
•	costs related to international expansion; and
•	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net Cash Used in Operating Activities	$(24,079)	$(18,315)
Net Cash Used in Investing Activities	(454)	(650)
Net Cash Provided by Financing Activities	2,320	96,578
Net (Decrease) Increase in Cash and Cash Equivalents	$(22,213)	$77,613

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 was $24.1 million, consisting primarily of a net loss of $21.5 million and a decrease in net operating liabilities of $6.5 million, partially offset by non-cash charges of $3.9 million. The decrease in net operating liabilities was primarily due to an increase in accounts receivable on increased sales, decreases in accounts payable and accrued expenses as a result of timing and the first quarter 2019 payments of 2018 incentive compensation and commissions accrued as of December 31, 2018. In addition, the Company’s prepaid commission due to the Company’s Topic 606 implementation also negatively impacted cash flows from operating activities. Non-cash charges consisted of depreciation and amortization, non-cash interest expense, share-based compensation, and the cost of rental units purchased by customers.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $0.5 million, compared to net cash used in investing activities for the nine months ended September 30, 2018 of $0.7 million, in each case attributable to purchases of property and equipment and capitalized software costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was $2.3 million, consisting of cash proceeds related to stock option exercises. Net cash provided by financing activities for the nine months ended September 30, 2018 was $96.6 million, consisting primarily of net proceeds from our IPO.

Indebtedness

Credit Facility

In March 2017, we entered into a loan and security agreement with Oxford Finance LLC, or Oxford, for a credit facility that replaced its previous $25.0 million credit facility with Oxford and which allowed it to borrow up to $35.0 million in three tranches of term loans: a Term A Loan in the amount of $25.0 million, which was drawn down immediately upon closing in March 2017, a Term B Loan in the amount of $5.0 million, which was drawn down in December 2017, and a Term C Loan in the amount of $5.0 million, which became available to us upon the achievement of $45.0 million of trailing twelve month revenues during the second quarter of 2018. Upon achieving the required revenue milestone, we had 60 days to notify Oxford if we elected to borrow the Term C Loan. As a result of completing our IPO on July 2, 2018 and receiving the net proceeds therefrom, we elected not to borrow the additional $5.0 million, and it is no longer available to us. Each term loan accrues interest from the date of borrowing through the date of repayment at a floating per annum rate of interest, which resets monthly and is equal to the greater of (a) 8.15% or (b) the 30-day U.S. LIBOR on the last business day of the month plus 7.38%. We were also required to issue to Oxford at the date of each borrowing warrants to purchase its Series F or later series of convertible preferred stock with a seven-year term and in an amount equal to 3.95% of the first $5.0 million of each tranche borrowed. The credit facility matures and all amounts borrowed thereunder are due on March 1, 2022. As of September 30, 2019, we had borrowed and had outstanding an aggregate of $30.0 million of principal under the credit facility.

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

Our obligations under the credit facility are secured by a first priority security interest in substantially all of its assets, other than our intellectual property. We agreed not to pledge or otherwise encumber any of its intellectual property. The loan and security agreement related to the credit facility includes a financial maintenance covenant that requires us to achieve at least 75% of its trailing 12-month forecasted revenues, as measured each month in accordance with a forecast that we provided to Oxford upon signing the agreement and future forecasts that we are required to deliver to Oxford each year for the life of the credit facility, as well as customary affirmative and negative covenants. We were in compliance with all of the covenants under its credit facility as of September 30, 2019.

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

Cash and Non-Cash Interest Expense

For the three months ended September 30, 2019, we recognized interest expense of $0.9 million, of which $0.7 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred financing costs and accrual of final payment fees. For the three months ended September 30, 2018, we recognized interest expense of $0.9 million, of which $0.7 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred financing costs and accrual of final payment fees.

For the nine months ended September 30, 2019, we recognized interest expense of $2.8 million, of which $2.2 million was cash and $0.6 million was non-cash interest expense related to the amortization of deferred financing costs and accrual of final payment fees. For the nine months ended September 30, 2018, we recognized interest expense of $2.7 million, of which $2.1 million was cash and $0.6 million was non-cash interest expense related to the amortization of deferred financing costs and accrual of final payment fees.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, partnerships or other relationships with unconsolidated entities, often referred to as structured finance or special-purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Commitments and Contractual Obligations

As of September 30, 2019, there was one significant change to our commitments and future minimum contractual obligations as set forth in our Form 10-K, filed with the SEC on March 5, 2019. We refer you to “Note 8. Leases” in this Quarterly Report on Form 10-Q for information regarding our lease agreements.

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

As discussed above in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Indebtedness” section of this Quarterly Report on Form 10-Q, our credit facility bears interest at a floating per annum rate of interest, which resets monthly and is equal to the greater of (a) 8.15% or (b) the 30 day U.S. LIBOR on the last business day of the month plus 7.38%. As a result, we are exposed to risks from changes in interest rates. We believe that a one-point increase in interest rates would have resulted in an approximate $0.3 million increase to our interest expense for the year ended December 31, 2018.

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

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NEURONETICS, INC. (Registrant)

Date: November 5, 2019	By:	/s/ Christopher Thatcher
	Name:	Christopher Thatcher
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2019	By:	/s/ Stephen Furlong
	Name:	Stephen Furlong
	Title:	VP, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)