Form 10-K
period 2019-12-31
Neuronetics, Inc.
filed 2020-03-03
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (610) 640-4202

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	STIM	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2019) was approximately $226.1 million.

The number of shares of Registrant’s Common Stock outstanding as of February 29, 2020 was 18,669,927.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Report.

NEURONETICS, INC.

Annual Report on Form 10-K for the year ended December 31, 2019

i

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

Disclosure Channels to Disseminate Information

The Company announces material information to the public about the Company, its products and services and other matters through a variety of means, including filings with the U.S. Securities and Exchange Commission, or SEC, press releases, public conference calls, the Company’s website (https://neurostar.com/neuronetics/), including the Investors section thereof, and/or social media, including its Facebook page (https://www.facebook.com/NeuroStarAdvancedTMS/), Twitter account (@TMSTherapy), Instagram account (@NeurostarAdvancedTMS), YouTube account (https://www.youtube.com/user/NeuroStarTMSTherapy) and/or LinkedIn account (https://www.linkedin.com/company/neuronetics-inc./), in order to achieve broad, non-exclusionary distribution of information to the public. The Company encourages investors and others to review the information it makes public in these locations, as such information could be deemed to be material information. Please note that this list may be updated from time to time. Our internet website, Facebook page, Instagram account, YouTube account and LinkedIn account, and the information contained therein or connected thereto, shall not be and is not intended to be incorporated by reference into this Annual Report on Form 10-K or our other filings with the SEC unless otherwise expressly provided.

PART I

Item 1.	Business.

Overview

We are a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from psychiatric disorders. Our first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation, or TMS, to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the United States Food and Drug Administration, or FDA, to treat adult patients with major depressive disorder, or MDD, that have failed to achieve satisfactory improvement from at least one prior antidepressant medication in the current MDD episode. NeuroStar Advanced Therapy is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We believe we are the market leader in TMS therapy based on our U.S. installed base of 1,085 active NeuroStar Advanced Therapy Systems in approximately 870 psychiatrist offices as of December 31, 2019 and the estimated 81,600 patients treated with approximately 2.9 million treatment sessions through such date. We generated revenues of $62.7 million for the year ended December 31, 2019.

MDD is a mood disorder characterized by the presence of one or both of two major diagnostic criteria: a depressed mood or loss of interest in pleasure that continues for at least two weeks. The presence of at least one of these diagnostic symptoms must be accompanied by several of the following additional symptoms: sleep disturbance, changes in appetite, sexual dysfunction, anxiety, fatigue, difficulty concentrating and suicidal thinking. MDD is a recurrent disease and follows a fluctuating course over an individual’s lifetime, that can be characterized by periods of remission and relapse.

The World Health Organization, or WHO, ranks MDD as the single largest contributor to global disability and a major contributor to suicide worldwide. According to a study published in the Journal of Clinical Psychiatry, the economic burden of MDD was estimated to be $210 billion in 2010 in the United States, including outpatient and inpatient medical costs, pharmacy costs, suicide related costs and workplace costs. A study published in Psychological Medicine reported a global incidence rate of MDD is 3.0% and the WHO estimates that there are over 300 million people in the world living with depression. Based on U.S. Census Bureau data and a study published in the Journal of the American Medical Association, we estimate that approximately 21 million people in the United States suffer from MDD annually. Of these people, we estimate approximately 13.3 million are adults aged 22 to 70 years, of whom an estimated 7.6 million, based on data from the Journal of the American Medical Association, are being treated by a psychiatrist. We estimate, based on data from the Sequenced Treatment Alternatives to Relieve Depression, or the STAR*D study, that approximately 5.5 million of these patients have failed to achieve remission of their MDD from their prior antidepressant medication therapy and that approximately 3.8 million of those patients have commercial insurance or Medicare coverage for NeuroStar Advanced Therapy. As a result, based on our expected revenues for a standard course of treatment, we believe our total annual addressable market opportunity for treatment sessions in the United States is approximately $9.6 billion.

Initial treatment options for MDD often consist of antidepressant medication prescribed by a primary care physician. Although a variety of antidepressant medications are available, drug therapy has at least two primary limitations: limited effectiveness and treatment-emergent side effects. These limitations were demonstrated in the STAR*D study, a large clinical trial funded by the U.S. National Institute of Mental Health, or NIMH, that enrolled more than 4,000 adult MDD patients at 41 clinical sites to examine the outcomes to a sequenced series of antidepressant medication attempts that mimicked best practices. In the study, only approximately 28% and 21% of patients achieved remission in their first and second medication attempts, respectively. Many patients taking antidepressant medications experience intolerable or troubling side effects that contribute to a delay or failure in attaining an effective or optimal antidepressant dose, poor patient treatment adherence or discontinuation of treatment therapy. The likelihood of achieving remission is limited and declines with each successive medication attempt.

TMS is considered to be an appropriate therapy for the treatment of MDD patients who have failed to achieve satisfactory improvement from at least one prior antidepressant medication. TMS is typically performed as an office-based procedure using a capital equipment system designed to deliver the magnetic pulses necessary to stimulate the specific areas of the brain associated with mood. A course of treatment typically requires treatment sessions five times a week for up to six weeks that can last from as low as three to as long as 45 minutes per session. We believe the effectiveness of TMS depends on the psychiatrist’s ability to deliver a precise amount of magnetic pulses to a specific area of the brain in a manner that can be consistently repeated during each treatment session.

We designed the NeuroStar Advanced Therapy as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of existing treatment options. We believe our NeuroStar Advanced Therapy provides our psychiatrist customers and their patients with several benefits, including clinically demonstrated response and remission with durable results, a demonstrated safety profile with limited treatment-emergent side effects and high patient adherence. Additionally, NeuroStar Advanced Therapy was designed to provide a precise and reproducible office-based therapy that is also efficient and convenient. Our therapy is delivered without general anesthesia or sedation, enabling the patient to drive and resume normal activities immediately following each treatment session. We couple our product’s clinical benefits with significant practice development resources, on-site clinical training and reimbursement and service support to help our psychiatrist customers develop a successful NeuroStar Advanced Therapy practice. We also provide cloud-based practice management solutions that enhance convenience for both psychiatrists and patients. Based on our commercial data, we believe psychiatrists can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients, assuming these patients receive reimbursement from Medicare or commercial insurance at rates that are similar to what our customers have observed for existing and prior patients. We believe psychiatrists can generate approximately $7,500 to $10,000 of revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We believe that the NeuroStar Advanced Therapy coupled with these advantages offer significant improvement over competing TMS, which lack the ability to reproduce consistent treatments, significant clinical data from randomized outcome trials, practice development resources, and a cloud-based practice management system.

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

As of December 31, 2019, we had an installed base of 1,085 active NeuroStar Advanced Therapy Systems in the United States. We currently sell our NeuroStar Advanced Therapy System and recurring treatment sessions in the United States with the collaborative support of our 235 employees as of December 31, 2019. Our sales force primarily targets 20,600 psychiatrists at 5,700 high-decile psychiatric practices that we estimate, based on data from Symphony Health and our own internal estimates, treat approximately 42% of the total MDD patients in the United States who meet our labeled indication and are insured. Patients are reimbursed by Medicare and the vast majority of commercial payors in the United States for treatment sessions utilizing our NeuroStar Advanced Therapy System.

We generate revenues from initial capital sales of our systems, sales of our recurring treatment sessions and from service and repair and extended warranty contracts. We derive the majority of our revenues from recurring treatment sessions. For the year ended December 31, 2019, we generated revenues of $62.7 million and had a net loss of $29.0 million. Our revenues increased 19% during the year ended December 31, 2019 compared to the year ended December 31, 2018. For the year ended December 31, 2019, our U.S. revenues were $60.8 million, compared to $52.8 million for the year ended December 31, 2018, which represented an increase of 18% compared to the prior period. Revenues from treatment sessions represented 68% of our U.S. revenues for the year ended December 31, 2019 compared to 69% of our U.S. revenues for the prior year.

Our Strategy

Our goal is to maintain and extend our leadership position in TMS therapy for patients with psychiatric disorders. The key elements of our strategy include:

•

Improve customer targeting and expand our direct sales and customer support team to accelerate growth.    To capture new psychiatrist customers, we plan to expand our specialized, direct sales organization that targets MDD treating psychiatric practices that accept reimbursement from private insurance and Medicare. Symphony Health estimates that there are approximately 26,300 group and solo practice sites in the United States with psychiatrists that prescribe antidepressant medications. Our direct sales force primarily targets 20,600 psychiatrists at 5,700 high-decile psychiatric practices that we estimate, based on data from Symphony Health and our own internal estimates, treat approximately 2.5 million patients, representing 42% of the total MDD patients in the United States who meet our labeled indication and are insured. We estimate that approximately 1.2 million of these patients have failed prior antidepressant medication attempts in the current MDD episode and are covered by insurance that will provide reimbursement based on this medical status, resulting in a targeted total addressable market of approximately $3.0 billion. We intend to continue to expand our team of business development managers that are responsible for driving new customer acquisitions. To reach our target practices, we also plan to expand our advertising efforts, both online and through more traditional approaches, such as targeting leading psychiatric journals, practice outreach and education through monthly webcasts, attendance at key psychiatric trade shows and sponsoring clinical symposiums and product theaters.

•

Increase utilization of our new and existing installed base of NeuroStar Advanced Therapy Systems.    We plan to expand our sales and customer support team to increase the number of patients treated by our existing installed base of 1,085 active NeuroStar Advanced Therapy Systems in the United States and any additional systems that we sell in the future. We intend to hire additional clinical training consultants to our existing team of eight who will focus on the ongoing training of our psychiatrist customers and their staff in order to allow our existing team of 33 NeuroStar practice consultants to focus exclusively on helping increase patient utilization of NeuroStar Advanced Therapy in a practice. Our NeuroStar practice consultants focus their efforts on helping psychiatrist customers implement our six step Practice Success Program. We intend to make further investments in marketing tools, such as our marketing portal, which consists of customizable practice development and advertisement materials all of which are designed to drive patient awareness within an existing practice and in the local community. We recently concluded a three-week national television advertising campaign designed to increase patient awareness of NeuroStar Advanced Therapy. We also plan to invest further in our direct to consumer marketing programs, primarily through digital marketing, which is comprised of paid search, display advertising, social media and public relations to our psychiatrist customers.

•

Expand our international market opportunities.    We primarily sell our products within the United States and also sell our products through distributors in countries where we have received regulatory approval, including Japan, Saudi Arabia, The United Arab Emirates, Singapore, and the Republic of Korea. We primarily focus our commercial efforts outside of the United States on Japan. We worked with Teijin to obtain reimbursement approval for the NeuroStar Advanced Therapy System in June 2019 and will continue to provide sales, marketing and clinical support to ensure our commercial success. We will continue to opportunistically evaluate additional markets outside the United States and Japan for commercial expansion.

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

Research and Development

We invest in research and development for the use of the NeuroStar Advanced Therapy System in psychiatric disorders. Throughout our history, we have provided material support to 50 investigator-initiated trials of such prospective additional indications. We are currently considering a number of potential indications for the use of the NeuroStar Advanced Therapy System, including, but not limited to, those described below.

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

The first phase is designed to evaluate the antidepressant effects of active NeuroStar Advanced Therapy compared with sham treatment when administered five times per week for a six-week acute course of therapy. The primary endpoint of this phase is the difference between active and sham arms using the 24-Item Hamilton Depression Rating Scale, or HAMD24, total score change from baseline score over the six-week acute phase. Safety will be assessed at every treatment visit by recording adverse events. We are currently completing the analysis of all phases of the study, including the randomized controlled trial, open label extension and six-month follow-up study. Based on a preliminary analysis conducted in the second quarter of 2018, the primary endpoint in the first phase of the trial was not met. Although we cannot directly attribute clinical trial outcomes from other studies to our own clinical trials, we believe several clinical trials for antidepressant medications failed to meet the primary efficacy endpoint in their studies for MDD in adolescents and children. These include duloxetine, venlafaxine and, most recently, desvenlafaxine. To date, the data safety monitoring board has not identified any serious safety issues in the study population, including suicidality and seizure.

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

Sales and Customer Support Team and Psychiatrist Training

As of December 31, 2019, our sales and customer support team consisted of 173 employees working collaboratively across the following departments: sales, marketing, field service and customer support, and reimbursement.

Sales and Marketing—United States

Our commercialization team selectively markets and sells the NeuroStar Advanced Therapy System and recurring treatment sessions in the United States. Our primary focus is on selling to psychiatrists, with primary care physicians and pain management specialists representing a small percentage of our customer base. We target approximately 5,700 high-decile psychiatric practices, who we estimate, based on data from Symphony Health and our own internal estimates, treat approximately 42% of MDD patients who meet our labeled indication and are insured. We target these practices by the number of psychiatrists within their practices, the number of patients they treat and their acceptance of commercial insurance and Medicare. We believe that our psychiatrist targeting strategy makes for a well-defined customer base that is accessible by our direct sales organization.

We have structured our sales and customer support team with specialized roles to sell our NeuroStar Advanced Therapy Systems and recurring treatment sessions, while delivering customer service at each stage of the implementation process. Our business development managers are responsible for identifying key customer prospects, educating them on the value of NeuroStar Advanced Therapy System, gaining their commitment for capital placement and introducing our NeuroStar practice consultants. Our NeuroStar practice consultants enhance the operational experience for providers and drive implementation of the NeuroStar Advanced Therapy System into our customers’ practices. We created the role of clinical training consultant to partner with our psychiatrist providers to conduct initial and ongoing on-site clinical training to ensure clinical and practice success.

Practice Management Support and Psychiatrist Training—United States

Our NeuroStar practice consultants play a pivotal role in ensuring the success of our customers as they implement a new service line into their practice. In the early stages of implementation, they help the practice set goals, educate on the types of patients that can benefit from our therapy and assist in preparing the office workflow and staffing needs. As the office prepares to begin scheduling consults, the NeuroStar practice consultants will train the office staff on how to talk with patients about TMS and how to use patient educational tools such as presentations, videos and starter kits. Once the practice begins treating patients, they will educate the psychiatrist on how to track clinical outcomes, interpret data and how to effectively convey results to existing and potential patients and referring physicians. Our NeuroStar practice consultants also work with our customers to increase awareness with referring physicians and develop external marketing tactics. Our dedicated reimbursement managers help each practice navigate all issues regarding the reimbursement process including investigation of benefits, prior authorizations and claims documentation. This group has assisted our customers to conduct over 31,000 benefit investigations.

Psychiatrists and staff training on the NeuroStar Advanced Therapy System is a key to success within each practice. Our clinical training consultants take the burden of clinical training off our NeuroStar practice consultants and provide a dedicated training resource to each customer. Clinical training consultants conduct at least a three-day, hands on training course that is scheduled after system installation at each practice and also provide ongoing advanced on-site clinical training.

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

International

We market our products in a few select markets outside the United States through independent distributors. In Japan, we have an exclusive distribution agreement with Teijin, for the commercialization of our products. The current term of this distribution agreement expires March 31, 2025, subject to automatic renewal unless terminated by either party.

Competition

We have competitors that sell other forms of TMS therapy, including Brainsway, Magstim, MagVenture, CloudTMS and Nexstim, that compete directly with the NeuroStar Advanced Therapy System. We also face competition from pharmaceutical and other companies that develop products, such as antidepressant medications, for the treatment of psychiatric disorders.

For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors – Risks Related to Our Business and Industry.”

Intellectual Property

Our patent estate includes patents and applications with claims directed to our NeuroStar Advanced Therapy Systems and broader claims for potential future products and developments. On a worldwide basis, as of December 31, 2019, our patent estate included over 100 issued or allowed patents and pending patent applications for our products and novel design methods, manufacturing process, novel TMS devices and systems and future combination products that are mainly designed to treat psychiatric conditions or perform diagnostic procedures. In the United States, as of December 31, 2019, we owned or licensed 37 issued or allowed patents and eight patent applications filed that are directed to our TMS technology. Outside the United States, as of December 31, 2019, we owned or licensed 51 issued or allowed patents, 10 pending patent applications and one pending Patent Cooperation Treaty application.

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

We own trade secrets relating to our technology, and we maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We seek to protect our trade secrets and know-how by entering into confidentiality agreements with third-parties, consultants and employees who have access to such trade secrets and know-how.

For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors—Risks Related to Intellectual Property.”

Manufacturing and Supply

We manage all aspects of product supply through our operations team based in Malvern, Pennsylvania. We outsource the manufacture of components and high-level assemblies, which are produced and tested to our specifications. We rely on third party providers to provide components used in existing products and we expect to continue to do so for future products.

We establish our relationships with our third-party manufacturers and suppliers through supplier contracts and purchase orders. In most cases, these supplier relationships may be terminated by either party upon short notice. As of December 31, 2019, we engaged with Sparton Medical Systems to supply our console; Gharieni Group GmbH to supply our chair; Molex Incorporated to supply our SenStar Treatment Link; Paragon Micro to supply our computer systems as well as other companies to supply components of our chairs and treatment packs.

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

FDA

Our products are subject to regulation as medical devices under the Federal Food, Drug, and Cosmetic Act, as amended, or the FDCA, as implemented and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, import, export, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.

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

After a PMA application is submitted and filed, the FDA begins an in-depth review of the submitted information, which typically takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA will usually be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the QSR, which imposes elaborate design development, testing, control, documentation and other quality assurance procedures in the design and manufacturing process. The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution and collection of long-term follow-up data from patients in the clinical study that supported approval. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including the loss or withdrawal of the approval. New PMA applications or supplements are required for significant modifications to the manufacturing process, labeling of the product and design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as an original PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel.

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

•

HIPAA, as amended by HITECH, and their implementing regulations, which imposes privacy, security, transmission and breach reporting obligations with respect to individually identifiable health information upon “covered entities” subject to the law, including health plans, healthcare clearinghouses and certain healthcare providers and their respective business associates that perform services on their behalf that involve individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

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

Japanese Regulation

In Japan, medical devices must be approved prior to importation and commercial sale by the JMHLW. The approval process identifies a Marketing Authorization Holder, or MAH, who is designated as the only authorized seller of products. Manufacturers of medical devices outside of Japan who do not operate through a Japanese entity are able to designate a MAH who will apply for product approval and take responsibility for the medical device as designated. The JMHLW evaluates each device for safety and efficacy. As part of its approval process, the JMHLW may require that the product be tested in Japanese laboratories. The approval process ranges in length and certain medical devices may require a longer review period for approval. Once a device is approved, the JMHLW issues a Shonin to the MAH or designated MAH, thereby permitting such entity to import the device into Japan for sale.

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

Other Regulations

Import-export. Our international operations subject us to laws regarding sanctioned countries, entities and persons, customs, and import-export. Among other things, these laws restrict, and in some cases can prevent, U.S. companies from directly or indirectly selling goods, technology or services to people or entities in certain countries. In addition, these laws require that we exercise care in our business dealings with entities in and from foreign countries.

Data Privacy and Cybersecurity Laws and Regulations. As a business with a significant global footprint, compliance with evolving regulations and standards in data privacy and cybersecurity (relating to the confidentiality and security of our information technology systems, products such as medical devices, and other services provided by us) may result in increased costs, lower revenue, new complexities in compliance, new challenges for competition, and the threat of increased regulatory enforcement activity. Our business relies on the secure electronic transmission, storage and hosting of sensitive information, including personal information, financial information, intellectual property, and other sensitive information related to our customers and workforce.

For example, in the U.S. the collection, maintenance, protection, use, transmission, disclosure and disposal of certain personal information and the security of medical devices are regulated at the U.S. federal and state, and industry levels. U.S. federal and state laws protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by health care providers. In addition, the FDA has issued guidance advising manufacturers to take cybersecurity risks into account in product design for connected medical devices and systems, to assure that appropriate safeguards are in place to reduce the risk of unauthorized access or modification to medical devices that contain software and reduce the risk of introducing threats into hospital systems that are connected to such devices. The FDA also issued guidance on post market management of cyber security in medical devices.

Outside the U.S., we are impacted by the privacy and data security requirements at the international, national and regional level, and on an industry specific basis. Legal requirements in these countries relating to the collection, storage, handling and transfer of personal data and, potentially, intellectual property continue to evolve with increasingly strict enforcement regimes.

Employees

As of December 31, 2019, we had 235 full time employees working collaboratively across our sales and customer support team, in research and development, including clinical, regulatory and certain quality functions, operations and in general and administrative. All of our employees are employed full time. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union. We believe that our employee relations are strong.

Corporate Information

We were incorporated in Delaware in April of 2003. Our principal executive offices are located at 3222 Phoenixville Pike, Malvern, Pennsylvania 19355, and our telephone number is (610) 640-4202. Our website address is www.neurostar.com. We make available, free of charge on our website, our annual report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at www.sec.gov. The information contained on, or accessible through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider any information contained in, or that can be accessed through, our website as part of this Annual Report on Form 10-K.

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

We have incurred net losses since inception, including net losses of $29.0 million and $24.1 million for the years ended December 31, 2019 and 2018 respectively. As a result of ongoing losses, as of December 31, 2019, we had an accumulated deficit of $250.1 million. We expect to continue to incur significant sales and marketing, product development, regulatory and other expenses as we continue to expand our marketing efforts to increase adoption of our products and expand existing relationships with our customers, to obtain regulatory clearances or approvals for our products in additional countries and for additional indications, and to develop new products or add new features to our existing products. The net losses we incur may fluctuate significantly from quarter to quarter. We will need to generate significant additional revenues to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We rely on the sale of our NeuroStar Advanced Therapy System and treatment sessions to generate revenues.

We rely on the sale of our NeuroStar Advanced Therapy System and treatment sessions to generate revenues, and we expect to generate substantially all of our revenues in the foreseeable future from sales of these and any related products and services. Because the market for TMS therapy is still developing and contains a limited number of market participants, sales of our products could be negatively impacted by unfavorable market reactions to our or other TMS devices. If the use of our or other TMS therapies results in serious adverse events, or such products malfunction or are misused, patients and psychiatrists may attribute such negative events to TMS therapy generally, which may adversely affect market adoption of our products. Additionally, if patients undergoing treatment with a NeuroStar Advanced Therapy System perceive the benefits to be inadequate or adverse events too numerous or severe compared to the relevant rates of alternative TMS therapies or pharmaceutical options, it will be difficult to demonstrate the value of our NeuroStar Advanced Therapy System to patients and psychiatrists. As a result, demand for and the use of our NeuroStar Advanced Therapy System may decline or may not increase at the pace or to the levels we expect.

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

Our success depends upon patient satisfaction with the effectiveness of our NeuroStar Advanced Therapy System.

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

If we launch new products, expand our product offerings to new indications or increase our marketing efforts with respect to existing products, we will need to expand the reach of our marketing and sales networks. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled employees, and distributors with significant technical knowledge in various areas. New hires require training and take time to achieve full productivity. If we fail to train new hires adequately, or if we experience high turnover in our sales force in the future, new hires may not become as productive as may be necessary to maintain or increase our sales. If we are unable to expand our sales and marketing capabilities domestically and internationally, we may be unable to effectively commercialize our products.

The loss of any member of our senior management or our inability to attract and retain highly skilled executives, salespeople and product development personnel could negatively impact our business.

Our success depends on the skills, experience and performance of the members of our senior management team. The individual and collective efforts of these employees will be important as we continue to develop our products and as we expand our commercial activities. We believe that it is challenging to identify individuals with the requisite skills to serve in many of our key positions, and the loss or incapacity of existing members of our executive management team could negatively impact our operations. We do not maintain key man life insurance on any of our employees. The existence of our Chief Executive Officer’s employment agreement does not guarantee our retention of our Chief Executive Officer for any period of time.

Our commercial, supply chain and research and development programs and operations depend on our ability to attract and retain highly skilled managers, salespeople and product development and customer training personnel. We may be unable to attract or retain qualified managers, salespeople or product development and customer training personnel in the future due to the competition for qualified personnel in the medical treatment and device fields, as well as other fields. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. Recruiting and retention difficulties can limit our ability to support our commercial, supply chain and research and development programs. The loss of key employees, the failure of any key employee to perform or our inability to attract and retain skilled employees, as needed, or an inability to effectively plan for and implement a succession plan for key employees could harm our business.

Our long-term growth depends on our ability to commercialize our approved products for current and future indications and to develop and commercialize additional products through our research and development efforts. If we fail to do so we may be unable to compete effectively.

In order to increase our future revenues, we must successfully enhance our existing product offerings and introduce new products in response to changing customer demands and competitive pressures and technologies. Our industry is characterized by intense competition, including from lower-cost competitors, rapid technological changes, new product introductions and enhancements and evolving industry standards. We also face competition from pharmaceutical companies, including large pharmaceutical companies with greater capital. Our business prospects depend in part on our ability to develop and commercialize new products and applications for our technology, including in new markets that develop as a result of technological, pharmaceutical and scientific advances, while improving the performance and cost-effectiveness of our products. New pharmaceutical products, technologies, techniques or other products could emerge that might offer better combinations of price and performance than our products. It is important that we anticipate changes in technology and market demand, as well as psychiatrist practices to successfully develop, obtain clearance or approval, if required, and successfully introduce new, enhanced and competitive technologies to meet our prospective customers’ needs on a timely and cost-effective basis.

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

We have been growing rapidly and have a relatively short history of operating as a commercial company. For example, our revenues grew from $52.8 million for the year ended December 31, 2018 to $62.7 million for the year ended December 31, 2019. We intend to continue to grow our business operations and may experience periods of rapid growth and expansion. This anticipated growth could create a strain on our organizational, administrative and operational infrastructure, including our supply chain operations, quality control, technical support and customer service, sales force management and general and financial administration. We may be unable to maintain the quality, or delivery timelines, of our products or customer service or satisfy customer demand if our business grows too rapidly. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, and our reporting systems and procedures. We may implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain and failure to complete this in a timely and efficient manner could harm our business.

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

The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive U.S. and other foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. We expect our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets. Our international business operations are subject to a variety of risks, including:

•	difficulties in staffing and managing foreign and geographically dispersed operations, to the extent we establish non-U.S. operations;
•	attaining reimbursement under differing and multiple payor reimbursement regimes, government payors or patient self-pay systems;
•	difficulties in determining and creating the proper sales pathway in new, international markets;
•	compliance with various U.S. and international laws, including export control laws and the U.S. Foreign Corrupt Practices Act of 1977, or the FCPA, and anti-money laundering laws;
•	differing regulatory requirements for obtaining clearances or approvals to market our products;
•	changes in, or uncertainties relating to, foreign rules and regulations that may impact our ability to sell our products, perform services or repatriate profits to the United States;
•	tariffs and trade barriers, export regulations, sanctions and other regulatory and contractual limitations on our ability to sell our products in certain foreign markets;

•	potential adverse tax consequences, including imposition of limitations on or increases of withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;
•	imposition of differing labor laws and standards;
•	armed conflicts or economic, political, health (including pandemic diseases such as COVID-19 from coronavirus) or social instability in foreign countries and regions;
•	fluctuations in foreign currency exchange rates;
•	an inability, or reduced ability, to protect our intellectual property, including any effect of compulsory licensing imposed by government action;
•	availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us; and
•	conducting post-market surveillance on product performance.

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

As part of our business we receive and process information about our customers, partners and their patients, including protected health information, or PHI, and we may store or contract with third parties to store our customers’ data, including PHI. PHI, a subset of individually identifiable information, is regulated at the federal level by HIPAA, as amended by HITECH, and by various laws at the state level, as more fully described below. We are required to safeguard PHI in accordance with HIPAA and, as a business associate, we are also directly liable for compliance with HIPAA.

The security measures we have implemented relating to our NeuroStar Advanced Therapy System and TrakStar database, specifically, and our operations, generally, may not prevent security breaches that could harm our business. Advances in computer capabilities, inadequate technology or facility security measures or other factors may result in a compromise or breach of our systems and the data and PHI we store and process. Our security measures may be breached as a result of actions by third parties or employee error or malfeasance. A party who is able to circumvent our security measures or exploit inadequacies in our security measures, could, among other things, misappropriate proprietary information, including information about our customers and their patients, cause the loss or disclosure of some or all of this information, cause interruptions in our or our customers’ operations or expose our customers to computer viruses or other disruptions or vulnerabilities. Any compromise of our systems or the data we store or process could implicate reporting requirements under HIPAA, result in a loss of confidence in the security of our software, damage our reputation, disrupt our business, lead to legal liability and adversely affect our results of operations. Moreover, a compromise of our systems could remain undetected for an extended period of time, exacerbating the impact of that compromise. Actual or perceived vulnerabilities may lead to claims against us by our customers, their patients or other third parties, including the federal and state governments. While our customer agreements typically contain provisions that seek to limit our liability, there is no assurance these provisions will be enforceable and effective under applicable law. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

Employment litigation and unfavorable publicity could negatively affect our future business.

Employees may, from time to time, bring lawsuits against us or make public claims about us regarding injury, creating a hostile workplace, discrimination, wage and hour, sexual harassment and other employment issues. In recent years there has been an increase in the number of discrimination and harassment claims generally. Coupled with the expansion of social media platforms and similar devices that allow individuals access to a broad audience, these claims have had a significant negative impact on some businesses. Companies that have faced employment or harassment related lawsuits have had to terminate management or other key personnel and have suffered reputational harm that has negatively impacted their sales. If we were to face any employment related claims or allegations, our business could be negatively affected.

The 2017 comprehensive tax reform law could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation, (Pub. L. 115-97), commonly referred to as the Tax Cuts and Jobs Act of 2017, or the TCJA, which significantly revised the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contained significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the TCJA. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

A major earthquake, fire or other disaster, such as a major flood, seasonal storms, pandemic disease (such as COVID-19 from coronavirus), or terrorist attack affecting our facilities, or those of our third-party manufacturers or suppliers, could significantly disrupt our or their operations, and delay or prevent product shipment or installation during the time required to repair, rebuild or replace our third-party manufacturers or suppliers’ damaged manufacturing facilities. These delays could be lengthy and costly. If any of our manufacturers’, suppliers’ or customers’ facilities are negatively impacted by a disaster, shipments of our products could be delayed. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to quickly respond to a disaster, the ongoing effects of the disaster could create some uncertainty in the operations of our business. In addition, our or their facilities may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil or an outbreak of pandemic diseases (including COVID-19 from coronavirus) could have a negative effect on our operations.

Epidemic diseases could negatively affect various aspects of our business, make it more difficult to meet our obligations to our customers, and could result in reduced demand from our customers. These could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of a respiratory illness known as COVID-19 caused by coronavirus. In an effort to halt the outbreak of COVID-19, the Chinese government and the governments of other impacted countries, such as Italy and the Republic of Korea, have placed significant restrictions on travel within their respective borders, leading to extended business closures in some instances. These travel restrictions and business closures could adversely impact our operations in Japan, including our ability to sell or distribute our products, as well as cause temporary or long-term closures of the offices and facilities of our suppliers and customers. Any disruption of our suppliers in China or customers in Japan could impact our global sales and operating results. We cannot at this time accurately predict what effects these conditions will have on our operations due to uncertainties relating to the ultimate geographic spread of the virus, the incidence and severity of the disease, the duration of the outbreak, and the length of the travel restrictions and business closures imposed by governments of impacted countries. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results.

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

Generally accepted accounting principles in the United States, or U.S. GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, or SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.

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

Our patent rights may be affected by developments or uncertainty in the patent statute, patent case law or USPTO rules and regulations. There are a number of recent changes to the patent laws that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the United States has enacted and is currently implementing the America Invents Act of 2011, a wide-ranging patent reform legislation. These changes include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. As an example, the first to file provisions, which became effective March 2013, mean that the party that is first to file in the United States generally is awarded the patent rights, regardless of who invented first. This could have a negative impact on some of our IP and could increase uncertainties surrounding obtaining and enforcement or defense of our issued patents. Further, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain future patents, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the U.S. Patent and Trademark Office, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents or future patents.

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

We license certain intellectual property, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. These licenses impose various payment obligations on us. If we fail to comply with any of these obligations, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor could cause us to lose valuable rights, and could prevent us from distributing our products, or inhibit our ability to commercialize future products. Our business could suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms.

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

An element of our strategy is to continue to upgrade our products, add new features and expand clearance or approval of our current products to new indications. In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the FDCA or approval of a premarket approval application, or PMA, from the FDA, unless an exemption applies. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA and later down-classified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the PMA process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. Our ability to successfully obtain clearance for any new indications will be dependent on us submitting data as to the successful completion of clinical trials evidencing safety and efficacy. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. However, some devices are automatically subject to the PMA pathway regardless of the level of risk they pose because they have not previously been classified into a lower risk class by the FDA. Manufacturers of these devices may request that FDA review such devices in accordance with the de novo classification procedure, which allows a manufacturer whose novel device would otherwise require the submission and approval of a PMA prior to marketing to request down-classification of the device on the basis that the device presents low or moderate risk. If the FDA agrees with the down classification, the applicant will then receive authorization to market the device. This device type can then be used as a predicate device for future 510(k) submissions. We initially received marketing authorization of our device through the de novo classification process, and we have made changes to our system through subsequent 510(k) clearances. The process of obtaining regulatory clearances or approvals, or completing the de novo classification process, to market a medical device can be costly and time consuming, and we may not be able to successfully obtain pre-market reviews on a timely basis, if at all.

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

In order to sell our products in member countries of the European Economic Area, or EEA, our products must comply with the essential requirements of the EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with these requirements is a prerequisite to be able to affix the CE Mark to our products, without which they cannot be sold or marketed in the EEA. To demonstrate compliance with the essential requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the EU Medical Devices Directive, a conformity assessment procedure requires the intervention of an organization accredited by a Member State of the EEA to conduct conformity assessments, or a Notified Body. Depending on the relevant conformity assessment procedure, the Notified Body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. The Notified Body issues a certificate of conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This certificate entitles the manufacturer to affix the CE Mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

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

There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims and physician transparency laws. Our business practices and relationships with providers, patients and third-party payors are subject to scrutiny under these laws. We may also be subject to patient information privacy and security regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of a good or service, for which payment may be made, in whole or in part, under federal healthcare programs, such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The intent standard under the federal Anti-Kickback Statute was amended by the PPACA, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it, in order to have committed a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;

•

the federal, civil, and criminal false claims laws and civil monetary penalties laws, including the federal civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment from Medicare, Medicaid or other federal healthcare programs, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. Private individuals can bring federal civil False Claims Act “qui tam” actions, on behalf of the government and such individuals, commonly known as “whistleblowers,” and may share in amounts paid by the entity to the government in fines or settlement. Companies have been prosecuted under the federal civil False Claims Act in connection with alleged off-label promotion of devices and allegedly providing free products to customers with the expectation that the customers would bill federal health care programs for the product. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the federal civil False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims;

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

•

the federal Physician Payments Sunshine Act under the PPACA which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and group purchasing organizations, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require the licensure of sales representatives; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation, which became effective in May 2018); state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

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

As of December 31, 2019 and 2018, we had federal and state net operating loss carryforwards of $55.0 million and $46.4 million, respectively. The federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2023 and 2020, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

The terms of our credit facility place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

In March 2020, we entered into a $50.0 million credit facility with Solar Capital Ltd., or Solar, that is secured by a lien covering substantially all of our assets. The credit facility contains customary covenants and events of default applicable to us. The affirmative covenants include, among others, a covenant that requires us to achieve agreed amounts of trailing twelve month net product revenue, measured monthly through the term of the credit facility. The negative covenants include, among others, restrictions on us transferring collateral, changing businesses, engaging in mergers or acquisitions, incurring additional indebtedness and encumbering collateral. If we default under the credit facility, Solar may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, Solar’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Solar could declare a default upon the occurrence of any event that it interprets as a material adverse effect as defined under the credit facility, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by Solar of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Risks Related to Ownership of Our Common Stock

The price of our common stock may be volatile.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	the actual or anticipated fluctuations in our financial condition and operating results;
•	the actual or anticipated changes in our growth rate;
•	the commercial success and market acceptance of our products;
•	the success of our competitors in developing or commercializing products;
•	media exposure of our products or of those of others in our industry;
•	our ability to commercialize or obtain regulatory approvals for our products, or delays in commercializing or obtaining regulatory approvals;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	the addition or departure of key personnel;
•	product liability claims;
•	general prevailing economic, industry and market conditions, including factors unrelated to our operating performance or the operating performance of our competitors;
•	business disruptions caused by earthquakes, fires, pandemic diseases (such as from coronavirus), or other natural disasters;
•	disputes or other developments concerning our intellectual property or other proprietary rights, including litigation;

•	the FDA or other U.S. or foreign regulatory actions affecting us or the healthcare or medical device industry;
•	healthcare reform measures in the United States;
•	third-party payor developments in the United States and other countries;
•	sales of our common stock by our directors, officers, or stockholders;
•	the timing and amount of our investments in the growth of our business;
•	inability to obtain additional funding;
•	future sales or issuances of equity or debt securities by us;
•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public; and
•	the issuance of new or changed securities analysts’ reports or recommendations regarding us.

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

As of February 29, 2020, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 35.0% of our outstanding common stock. Accordingly, these stockholders have a material influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, mergers, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of the company, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing price of our common stock. The significant concentration of stock ownership may negatively impact the price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and the value of our common stock.

As a public company, the Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We have developed disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and regulations, and that information required to be disclosed in reports under the Exchange Act, is communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future. We believe that any disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations reflect the reality that judgments can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on our behalf, other than an action or suit to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, (ii) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or amended and restated bylaws or (v) any action asserting a claim governed by the internal affairs doctrine. Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Some companies that adopted a similar federal district court forum selection provision are currently subject to a suit in the Chancery Court of Delaware by stockholders who assert that the provision is not enforceable. If a court were to find either choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business.

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

We occupy an approximately 42,500 square foot facility in Malvern, Pennsylvania, under a lease that ends in February 2028, for our corporate headquarters, which includes office and warehouse space. We have an option to extend the lease for an additional five-year term. We believe that our existing facilities are adequate to meet our needs for the foreseeable future.

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

Stock Price

Our common stock has been publicly traded on the Nasdaq Global Market under the symbol “STIM” since June 28, 2018. Prior to that time, there was no public market for our common stock. The shares of our common stock sold in our IPO on June 27, 2018 were priced at $17.00 per share.

Holders

As of February 29, 2020, there were approximately 72 holders of record of our common stock, solely based upon the count our transfer agent provided to us as of that date.

Dividends

We have never declared or paid, and do not anticipate declaring or paying, in the foreseeable future, any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. In addition, under the terms of our loan and security agreement with Solar, we may not declare or pay any cash dividends or distributions, subject to certain exceptions, without the consent of Solar. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, the consent of Solar, other contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Unregistered Sales of Securities

None.

Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2019:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (in thousands)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a) (in thousands)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,415	$7.11	1,636
Equity compensation plans not approved by security holders	-	-	-
Total	2,415	$7.11	1,636

See “Item 15. Exhibits and Financial Statement Schedules — Notes to Financial Statements — Note 14. Share-Based Compensation and Note 15. Employee Benefit Plans” for additional information on compensation plans under which equity securities of the registrant are authorized for issuance without the approval of stockholders.

Item 6.	Selected Financial Data.

The following tables set forth, for the periods and as of the dates indicated, our selected historical financial data. The statements of operations data for the years ended December 31, 2019, 2018, and 2017 and the balance sheet data as of December 31, 2019 and 2018 are derived from our audited financial statements appearing at the end of this Annual Report on Form 10-K. The balance sheet data as of December 31, 2017 is derived from audited financial statements that do not appear at the end of this Annual Report on Form 10-K. You should read this data together with the more detailed information contained in our audited financial statements and the related notes thereto and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that should be expected in the future.

	Years ended December 31,
	2019	2018	2017
Statements of Operations Data:
Revenues	$62,656	$52,776	$40,433
Cost of revenues	15,389	12,447	9,632
Gross Profit	47,267	40,329	30,801
Operating expenses:
Sales and marketing	42,993	38,264	27,900
General and administrative	17,457	13,667	8,572
Research and development	13,747	8,232	7,937
Total operating expenses	74,197	60,163	44,409
Loss from Operations	(26,930)	(19,834)	(13,608)
Other (income) expense:
Interest expense	3,685	3,688	2,808
Other (income) expense, net	(1,571)	575	(357)
Net Loss	$(29,044)	$(24,097)	$(16,059)
Net loss per share of common stock outstanding, basic and diluted	$(1.58)	$(2.69)	$(86.34)
Weighted-average common shares outstanding, basic and diluted	18,380	8,948	186

	As of December 31,
	2019	2018	2017
Balance Sheet Data:
Cash and cash equivalents	$75,708	$104,583	$29,147
Working capital	72,008	100,914	25,011
Total assets	100,168	117,022	38,938
Current portion of long-term debt	11,250	-	-
Long-term debt, net	19,898	30,395	29,556
Convertible preferred stock warrant liability	-	-	478
Convertible preferred stock	-	-	187,136
Accumulated deficit	(250,087)	(221,043)	(196,946)
Total stockholders’ equity (deficit)	47,852	71,042	(192,652)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from psychiatric disorders. Our first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation, or TMS, to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the United States Food and Drug Administration, or FDA, to treat adult patients with major depressive disorder, or MDD, that have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. NeuroStar Advanced Therapy is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We believe we are the market leader in TMS therapy based on our U.S. installed base of 1,085 active NeuroStar Advanced Therapy Systems in approximately 870 psychiatrist offices as of December 31, 2019 and the estimated 81,600 patients treated with approximately 2.9 million of our treatment sessions through such date. We generated revenues of $62.7 million and $52.8 million for the years ended December 31, 2019 and 2018, respectively.

We designed the NeuroStar Advanced Therapy System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of existing treatment options. We generate revenues from initial capital sales of our systems, sales of our recurring treatment sessions and from service and repair and extended warranty contracts. We derive the majority of our revenues from recurring treatment sessions. For the year ended December 31, 2019, revenues from sales of our treatment sessions and NeuroStar Advanced Therapy Systems represented 68% and 30% of our U.S. revenues, respectively.  For the year ended December 31, 2018, revenues from sales of our treatment sessions and NeuroStar Advanced Therapy Systems represented 69% and 28% of our U.S. revenues, respectively.

We currently sell our NeuroStar Advanced Therapy System and recurring treatment sessions in the United States through our sales and customer support team. Our sales force primarily targets 20,600 psychiatrists at 5,700 high-decile psychiatric practices that we estimate, based on data from Symphony Health and our own internal estimates, treat approximately 42% of the total MDD patients in the United States who meet our labeled indication and are insured. We expect to continue to expand our direct sales and customer support team to further penetrate the market by demonstrating the benefits of our NeuroStar Advanced Therapy to psychiatrists and their MDD patients. Some of our customers have and may purchase more than one NeuroStar Advanced Therapy System. Based on our commercial data, we believe psychiatrists can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients. We believe psychiatrists can generate approximately $7,500 to $10,000 of revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We have a diverse customer base of psychiatrists in group psychiatric practices in the United States. No single customer accounted for more than 10% of our revenues for the years ended December 31, 2019 or 2018. Patients are reimbursed by Medicare and the vast majority of commercial payors in the United States for treatment sessions utilizing our NeuroStar Advanced Therapy System.

We market our products in a few select markets outside the United States through independent distributors. International revenues represented 3% and 2% of our total revenues for the years ended December 31, 2019 and 2018, respectively. In October 2017, we entered into an exclusive distribution agreement with Teijin Pharma Limited, or Teijin, for the distribution of our NeuroStar Advanced Therapy Systems and treatment sessions to customers who will treat patients with MDD in Japan. We received regulatory approval for our system in Japan in September 2017. We obtained reimbursement coverage for NeuroStar Advanced Therapy in Japan, which went into effect on June 1, 2019 and covers patients who are treated in the largest inpatient and outpatient psychiatric facilities in Japan. We expect our international revenues to increase as a percentage of our total revenues as we grow our presence in Japan.

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

Our total revenues increased by $9.9 million, or 19%, from $52.8 million for the year ended December 31, 2018 to $62.7 million for the year ended December 31, 2019. For the year ended December 31, 2019, our U.S. revenues were $60.8 million, compared to $51.5 million for the year ended December 31, 2018, which represented an increase of 18% period over period. We expect to continue to incur losses for the next several years as we expand our commercial organization to support our planned sales growth and while continuing to invest in our pipeline indications. As of December 31, 2019, we had an accumulated deficit of $250.1 million.

On July 2, 2018, we closed our IPO in which we issued and sold 6,325,000 shares of our common stock, which included shares sold pursuant to an option granted to the underwriters to purchase additional shares, at a public offering price of $17.00 per share. We received net proceeds $96.5 million after deducting underwriting discounts, commissions and other offering expenses paid by us. Our common stock is listed on the Nasdaq Global Market under the trading symbol “STIM.” Our primary sources of capital to date have been from our IPO, private placements of our convertible preferred securities, borrowings under our credit facilities and revenues from sales of our products.

Components of Our Results of Operations

Revenues

To date, we have generated revenues primarily from the capital portion of our business and related sales and rentals of the NeuroStar Advanced Therapy System and the recurring revenues from our sale of treatment sessions in the United States.

NeuroStar Advanced Therapy System Revenues.    NeuroStar Advanced Therapy System revenues consist primarily of sales or rentals of a capital component, including upgrades to the equipment attributable to the initial sale of the system. NeuroStar Advanced Therapy Systems can be purchased outright or on a rent-to-own basis by certain customers. We had an installed base of 1085 and 907 active NeuroStar Advanced Therapy Systems as of December 31, 2019 and 2018, respectively.

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

Sales in the United States represented 97% and 98% of our total revenues for the years ending December 31, 2019 and 2018, respectively and have been generated by our direct sales force. Outside the United States, our sales are made through local third-party distributors. International revenues were 3% for the year ended December 31, 2019, compared with 2% for the year ended December 31, 2018. In 2017, we terminated our relationship with our Japanese distributor in anticipation of entering into a new distribution agreement with Teijin, which significantly impacted our international sales for the year ended December 31, 2017. We expect that both our United States and international revenues will increase in the near term as we continue to expand the installed base of NeuroStar Advanced Therapy Systems and increase the related patient utilization in the United States, as well as grow our presence in Japan. We expect our revenues to be positively impacted to the extent our direct sales force is successful in increasing the rate of adoption and utilization of treatment with TMS Therapy as an alternative to other MDD treatments.

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

We anticipate an increase in headcount in our commercial organization and in expenses in executing on our growth initiatives as we continue to expand our business in the United States and internationally. As a result, we expect our sales and marketing expenses to continue to increase in absolute dollars.

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

Results of Operations

Comparison of the Years ended December 31, 2019 and 2018

	Years ended December 31,		Increase / (Decrease)
	2019	2018	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$62,656	$52,776	$9,880	19%
Cost of revenues	15,389	12,447	2,942	24%
Gross Profit	47,267	40,329	6,938	17%
Gross Margin	75.4%	76.4%
Operating expenses:
Sales and marketing	42,993	38,264	4,729	12%
General and administrative	17,457	13,667	3,790	28%
Research and development	13,747	8,232	5,515	67%
Total operating expenses	74,197	60,163	14,034	23%
Loss from Operations	(26,930)	(19,834)	(7,096)	-36%
Other (income) expense:
Interest expense	3,685	3,688	(3)	0%
Other expense (income), net	(1,571)	575	(2,146)	373%
Net Loss	$(29,044)	$(24,097)	$(4,947)	-21%

	Revenues by Geography Years ended December 31,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
United States	$60,760	97%	$51,477	98%
International	1,896	3%	1,299	2%
Total revenues	$62,656	100%	$52,776	100%

	U.S. Revenues by Product Category Years ended December 31,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$18,007	30%	$14,603	28%
Treatment sessions	41,120	68%	35,287	69%
Other	1,633	2%	1,587	3%
Total U.S. revenues	$60,760	100%	$51,477	100%

	United States NeuroStar Advanced Therapy System Revenues by Type Years ended December 31,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Capital	$16,196	90%	$12,942	89%
Operating lease	730	4%	939	6%
Other	1,081	6%	722	5%
Total United States NeuroStar Advanced Therapy System revenues	$18,007	100%	$14,603	100%

Revenues

Total revenues increased by $9.9 million, or 19%, from $52.8 million for the year ended December 31, 2018 to $62.7 million for the year ended December 31, 2019. Revenues in the United States increased by $9.3 million from 2018 to 2019 due to higher unit sales of both NeuroStar Advanced Therapy Systems and treatment sessions. The year over year increase in international revenue was primarily due to multi-unit orders by Teijin Pharma Limited, our Japanese partner, during the second and third quarters of 2019.

Revenues in the United States increased by $9.3 million, or 18%, from $51.5 million for the year ended December 31, 2018 to $60.8 million for the year ended December 31, 2019. NeuroStar Advanced Therapy System revenues in the United States grew by $3.4 million, or 23%, in the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily driven by a 25% increase in NeuroStar Advanced Therapy System capital revenue, which includes capital sales and sales-type leases.  The increase in NeuroStar capital revenue was driven by a total of 250 NeuroStar Advanced Therapy Systems sold, which was an increase of 43% over the NeuroStar systems sold in 2018. This increase was offset by a 12% decline in average selling prices as compared to 2018 as a result of a higher mix of sales-type leases versus capital sales.

We believe the growth in NeuroStar Advanced Therapy System revenues between these two periods was the result of the efforts of our expanded commercial organization and increased marketing efforts. As of December 31, 2019, we had an installed base of 1,085 active systems in the United States, compared to 907 as of December 31, 2018.

Treatment sessions revenues in the United States represented 68% and 69% of total revenues in the United States for the years ended December 31, 2019 and 2018, respectively, and increased by 17% from $35.3 million for the year end December 31, 2018 to $41.1 million for the year ended December 31, 2019. The increase in U.S. treatment session revenue was primarily the result of an increase in the U.S. active installed base, which was partially offset by a decline in average U.S. treatment session revenue per active system. Average U.S. treatment session revenue per active system is calculated using the prior quarter’s ending active installed base, which was 1,032 as of September 30, 2019 and 858 as of September 30, 2018. For the full year 2019, the average U.S. treatment session revenue per active system was approximately $39,900, which was a decrease of 3% compared to the full year 2018.

Cost of Revenues and Gross Margin

Cost of revenues increased by $2.9 million, or 24%, from $12.4 million for the year ended December 31, 2018 to $15.4 million for the year ended December 31, 2019. The increase was primarily due to increased NeuroStar Advanced Therapy System sales. Gross margin was 75.4% for the year ended December 31, 2019 compared to 76.4% for the year ended December 31, 2018. The decrease in gross margin was the result of a higher percentage of sales-type leases combined with lower average selling prices on capital sales. This decrease was partially offset by increased leverage on our service and operations costs.

Sales and Marketing Expenses

Sales and marketing expenses increased by $4.7 million, or 12%, from $38.3 million for the year ended December 31, 2018 to $43.0 million for the year ended December 31, 2019. The increase was primarily due to increased personnel costs as a result of our sales and marketing expansion activities, as well as higher marketing expenses and sales commission costs, consistent with our growth in revenues.

General and Administrative Expenses

General and administrative expenses increased by $3.8 million, or 28%, from $13.7 million for the year ended December 31, 2018 to $17.5 million for the year ended December 31, 2019. The increase was primarily due to an increase in personnel and legal, accounting and other professional services expenses required to support the growth of our business and the infrastructure for public company reporting.

Research and Development Expenses

Research and development expenses increased $5.5 million, or 67%, from $8.2 million for the year ended December 31, 2018 to $13.7 million for the year ended December 31, 2019. The increase was primarily due to expenses relating to the launch of the next generation of our NeuroStar Advanced Therapy System and TrakStar practice management system, as well as increased spending in clinical development.

Interest Expense

Interest expense was flat at $3.7 million for the years ended December 31, 2018 and 2019.

Other (Income) Expense, Net

Other expense (income), net increased by $2.1 million from $0.6 million for year December 31, 2018 to ($1.6) million for the year ended December 31, 2019, primarily as a result of increased interest income earned on the Company’s money market accounts and the final revaluation of the Company’s warrants in the third quarter of 2018.

Comparison of the Years ended December 31, 2018 and 2017

	Years ended December 31,		Increase / (Decrease)
	2018	2017	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$52,776	$40,433	$12,343	31%
Cost of revenues	12,447	9,632	2,815	29%
Gross Profit	40,329	30,801	9,528	31%
Gross Margin	76.4%	76.2%
Operating expenses:
Sales and marketing	38,264	27,900	10,364	37%
General and administrative	13,667	8,572	5,095	59%
Research and development	8,232	7,937	295	4%
Total operating expenses	60,163	44,409	15,754	35%
Loss from Operations	(19,834)	(13,608)	(6,226)	-46%
Other (income) expense:
Interest expense	3,688	2,808	880	31%
Other expense (income), net	575	(357)	932	261%
Net Loss	$(24,097)	$(16,059)	$(8,038)	-50%

	Revenues by Geography Year ended December 31,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
United States	$51,477	98%	$39,853	99%
International	1,299	2%	580	1%
Total revenues	$52,776	100%	$40,433	100%

	U.S. Revenues by Product Category Year ended December 31,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$14,603	28%	$10,120	25%
Treatment sessions	35,287	69%	28,391	71%
Other	1,587	3%	1,342	4%
Total U.S. revenues	$51,477	100%	$39,853	100%

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

Revenues in the United States increased by $11.6 million, or 29%, from $39.9 million for the year ended December 31, 2017 to $51.5 million for the year ended December 31, 2018. NeuroStar Advanced Therapy System revenues in the United States grew by $4.5 million, or 44%, in the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in U.S. NeuroStar revenue was primarily driven by higher capital revenue growth of 59% due to higher unit sales, partially offset by an 8% decrease in average selling prices, lower upgrade, rent-to-own, and other related revenue. NeuroStar Advanced Therapy System revenues represented 28% and 25% of U.S. revenues for 2018 and 2017, respectively. We believe the growth in NeuroStar Advanced Therapy System revenues between these two periods was the result of the efforts of our expanded commercial organization and increased marketing efforts. As of December 31, 2018, we had an installed base of 907 active systems in the United States, compared to 752 as of December 31, 2017.

Treatment session revenues in the United States represented 69% and 71% for the years ended December 31, 2018 and 2017, respectively, and increased by 25% from $28.4 million for the year end December 31, 2017 to $35.3 million for the year ended December 31, 2018. The increase in United States treatment session revenues was primarily the result of an approximate 25% increase in the number of treatment sessions sold, partially offset by a 5% decline in average selling price due to pre-determined volume pricing discounts within our existing customer base which are triggered when those customers surpass certain high volume thresholds, plus an increase in other treatment session revenue.

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

As of December 31, 2019, we had cash and cash equivalents of $75.7 million and an accumulated deficit of $250.1 million, compared to cash and cash equivalents of $104.6 million and an accumulated deficit of $221.0 million as of December 31, 2018. We incurred negative cash flows from operating activities of $30.5 million and $20.6 million for the years ended December 31, 2019 and 2018, respectively. We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to expand our sales and marketing initiatives to support our growth in existing and new markets, invest funds in additional research and development activities and utilize cash for other corporate purposes. Our primary sources of capital to date have been from our IPO, private placements of our convertible preferred securities, borrowings under our credit facilities and sales of our products. As of December 31, 2019, we had $30.0 million of borrowings outstanding under our credit facility, which matures in March 2022.

We expect our revenues and expenses to increase in connection with our on-going activities, particularly as we continue to execute on our growth strategy, including expansion of our sales and customer support teams. We also expect to incur additional costs now that we are a public company. Based on our current business plan, we believe that our cash and cash equivalents as of December 31, 2019 and anticipated revenues from sales of our products will be sufficient to meet our anticipated cash requirements for at least the next 24 months after December 31, 2019. However, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional common or preferred equity or debt securities, enter into a new credit facility or another form of third-party funding or seek other debt financing. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock, including the shares of common stock sold in this offering. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all. It is also possible that we may allocate significant amounts of capital towards products or technologies for which market demand is lower than expected and, as a result, abandon such efforts. If we are unable to obtain adequate financing when we require it, or if we obtain financing on terms which are not favorable to us, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may be required to delay the development, commercialization and marketing of our products.

Our current and future funding requirements will depend on many factors, including:

•	our ability to achieve revenue growth and improve operating margins;
•	the cost of expanding our operations and offerings, including our sales and marketing efforts;
•	our ability to improve or maintain coverage and reimbursement arrangements with domestic third-party and government payors;
•	our rate of progress in establishing coverage and reimbursement arrangements from international commercial third-party and government payors, particularly in Japan;
•	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our products and maintaining or improving our sales to our current customers;
•	the cost of research and development activities, including research and development relating to additional indications, which may include bipolar depression and PTSD;
•	the effect of competing technological and market developments;
•	costs related to international expansion; and
•	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.

Cash Flows

The following table sets forth a summary of our cash flows for the years ended December 31, 2019, 2018, and 2017:

	Years ended December 31,
	2019	2018	2017
Net Cash Used in Operating Activities	$(30,482)	$(20,591)	$(11,144)
Net Cash Used in Investing Activities	(813)	(1,011)	(594)
Net Cash Provided by Financing Activities	2,420	97,038	23,845
Net (Decrease) Increase in Cash and Cash Equivalents	$(28,875)	$75,436	$12,107

Net Cash Used in Operating Activities

Net cash used in operating activities for 2019 was $30.5 million, consisting primarily of a net loss of $29.0 million and an increase in net operating assets of $6.9 million, partially offset by non-cash charges of $5.5 million. The increase in net operating assets was primarily due to an increase in accounts receivable and inventory as a result of higher sales volumes, as well as increases in prepaid commission expense as a result of the Company’s adoption of ASC Topic 606, "Revenue from Contracts with Customers". Non-cash charges consisted of depreciation and amortization, non-cash interest expense, share-based compensation, and the cost of rental units purchased by customers.

Net cash used in operating activities for 2018 was $20.6 million, consisting primarily of a net loss of $24.1 million, offset by an increase in net operating liabilities of $1.6 million and non-cash charges of $5.1 million. The increase in net operating assets was primarily due to an increase in accounts receivable and inventory as a result of higher sales volumes. Non-cash charges consisted of depreciation and amortization, non-cash interest expense, share-based compensation, the cost of rental units purchased by customers and the change in the fair value of the liability related to our then-outstanding convertible preferred stock warrants.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for 2019 was $0.8 million, compared to net cash used in investing activities for 2018 of $1.0 million and $0.6 million for 2017, in each case attributable to purchases of property and equipment and capitalized software costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for 2019 was $2.4 million, consisting primarily from proceeds from the exercise of stock options.

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

Indebtedness

Oxford Credit Facility

In March 2017, we entered into a new loan and security agreement with Oxford for a credit facility that replaced our previous $25.0 million credit facility with Oxford and which allowed us to borrow up to $35.0 million in three tranches of term loans: a Term A Loan in the amount of $25.0 million, which was drawn down immediately upon closing in March 2017, a Term B Loan in the amount of $5.0 million, which was drawn down in December 2017, and a Term C Loan in the amount of $5.0 million, which became available to us upon the achievement of $45.0 million of trailing twelve month revenues during the second quarter of 2018. Upon achieving the required revenue milestone, we had 60 days to notify Oxford if we elected to borrow the Term C Loan. As a result of completing our IPO on July 2, 2018 and receiving the proceeds therefrom, we elected not to borrow the additional $5.0 million, and it is no longer available to us. Each term loan accrues interest from the date of borrowing through the date of repayment at a floating per annum rate of interest, which resets monthly and is equal to the greater of (a) 8.15% or (b) the 30-day U.S. LIBOR on the last business day of the month plus 7.38%. At the date of each borrowing, we were required to issue to Oxford warrants to purchase our Series F or later series of convertible preferred stock with a seven-year term and in an amount equal to 3.95% of the first $5.0 million of each tranche borrowed. The credit facility matures and all amounts borrowed thereunder are due on March 1, 2022. As of December 31, 2019, we had borrowed and had outstanding an aggregate of $30.0 million of principal under our credit facility.

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

In addition to principal and interest payments due under the credit facility, we are required to make final payment fees to Oxford due upon the earlier of prepayment or maturity of each tranche, which increased as a result the extension of the interest-only period and are now equal to 8.5% and 7.5% of the principal amounts of the Term A Loan and Term B Loan, respectively. We accrue the estimated final payment fees using the effective interest rate, with a charge to non-cash interest expense, over the term of borrowing for each tranche. As of December 31, 2019 and 2018, the effective interest rates for the Term A Loan and Term B Loan were 11.87% and 12.14%, respectively. As of December 31, 2017, the effective interest rates for the Term A Loan and Term B Loan were 10.7% and 11.6%, respectively. If the we prepay our term loans prior to their respective scheduled maturities, we will also be required to make prepayment fees to Oxford equal to 3% if prepaid on or before the first anniversary of funding, 2% if prepaid after the first and on or before the second anniversary of funding, or 1% if prepaid after the second anniversary of funding of the principal amounts borrowed.

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

Based on a 24-month amortization of the outstanding principal amounts of the Term A Loan and Term B Loan beginning on April 1, 2020 as discussed above, the following table sets forth by year our required future principal payments (in thousands):

Year:	Principal Payments
2020	$11,250
2021	15,000
2022	3,750
Total principal payments	$30,000

On March 2, 2020, the Company entered into a loan and security agreement with Solar, as collateral agent, and the lenders identified therein, for a credit facility that replaced the Company’s previous $35.0 million credit facility with Oxford. Simultaneously with the Company’s entry into the Solar credit facility, the Company prepaid in full all outstanding obligations under, and terminated, the Oxford credit facility.

Cash and Non-Cash Interest Expense

For the year ended December 31, 2019, we recognized interest expense of $3.7 million, of which $2.9 million was cash and $0.8 million was non-cash interest expense related to the amortization of deferred financing costs and accrual of final payment fees.

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

Commitments and Contractual Obligations

The following table sets forth a summary of our contractual obligations as of December 31, 2019:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Principal payments on long-term debt	$11,250	$18,750	$-	$-	$30,000
Interest and lender fees on long-term debt(1)	2,421	3,637	-	-	6,058
Operating leases(2)	586	1,254	1,282	2,147	5,269
Total	$14,257	$23,641	$1,282	$2,147	$41,327

(1)

Interest payable reflects the rate in effect as of December 31, 2019. The interest rate on borrowings under the credit facility is variable and resets monthly. Lender fees reflect final payment fees due.

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

Revenue Recognition

On January 1, 2019, we adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, using the modified retrospective method.  Under ASC 606, we recognize revenue when control of the promised good or service is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those good or services.  Accordingly, we determine revenue recognition by applying the following steps:

•	identification of the contract, or contracts, with a customer;
•	identification of the performance obligations in the contract;
•	determination of the transaction price;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when, or as, we satisfy a performance obligation.

We primarily earn revenues are from the sale of NeuroStar Advanced Therapy Systems, consumable single use treatment sessions, and accessory products. A contract’s transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied, which generally is the point in time when the product is shipped or control is transferred. We sell to end users in the United States and to third-party distributors outside the United States and do not provide return rights. Sales to distributors outside the United States are made in U.S. dollars.

Revenue attributable to the NeuroStar Advanced Therapy Systems purchased on a rent-to-own basis are accounted for either (1) as operating leases and revenue is recognized on a straight-line basis over the term of the lease; or (2) as a sales-type lease and revenue is recognized upon installation.

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

In addition, we provide a one to two-year warranty for systems sold in the United States. Terms of product warranty differ amongst our third-party distributors outside the United States but are generally two years. We provide for the estimated cost to repair or replace products under any warranty at the time of sale. We also offer our customers in the United States annual service contracts. Revenue from the sale of annual service contracts is recognized on a straight-line basis over the period of the applicable contract. We also earn revenue from customers from services outside of their warranty term or annual service contracts. Such service revenue is recognized as the services are provided.

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

As discussed above in the section of this Annual Report on Form 10-K titled “—Liquidity and Capital Resources—Indebtedness,” our credit facility bears interest at a floating per annum rate of interest, which resets monthly and is equal to the greater of (a) 8.15% or (b) the 30-day U.S. LIBOR on the last business day of the month plus 7.38%. As a result, we are exposed to risks from changes in interest rates. We believe that a one-point increase in interest rates would result in an approximate $0.3 million increase to our interest expense for the year ended December 31, 2019.

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

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1 - Election of Directors,” “Executive Officers of the Company,” and “Information Regarding the Board of Directors and Corporate Governance” and “Delinquent Section 16(a) Reports” in our 2020 Proxy Statement.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Compensation” in our 2020 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management and “Executive Compensation” in our 2020 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the section titled “Transactions with Related Persons” and “Information regarding the Board of Directors and Corporate Governance” in our 2020 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” contained in Proposal 2 in our 2020 Proxy Statement.

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

NEURONETICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Neuronetics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Neuronetics, Inc. (the Company) as of December 31, 2019 and 2018, the related statements of operations, changes in convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three year period ended December 31, 2019, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for revenue and leases in the year ended December 31, 2019 due to the adoption of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, and ASC Topic 842, Leases, respectively.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Philadelphia, Pennsylvania

March 3, 2020

NEURONETICS, INC.

Balance Sheets

(In thousands, except per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$75,708	$104,583
Accounts receivable, net	6,569	5,620
Inventory	2,775	2,432
Current portion of net investments in sales-type leases	880	-
Current portion of prepaid commission expense	689	-
Prepaid expenses and other current assets	1,830	1,838
Total current assets	88,451	114,473
Property and equipment, net	1,107	1,378
Operating lease right-of-use assets	3,796	-
Net investments in sales-type leases	1,730	-
Prepaid commission expense	3,779	-
Other assets	1,305	1,171
Total Assets	$100,168	$117,022
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,625	$3,756
Accrued expenses	9,031	7,548
Deferred revenue	2,228	2,255
Current portion of operating lease liabilities	559	-
Current portion of long-term debt, net	11,250	-
Total current liabilities	27,693	13,559
Long-term debt, net	19,898	30,395
Deferred revenue	2,106	1,940
Operating lease liabilities	2,619	-
Deferred rent	-	86
Total Liabilities	52,316	45,980
Commitments and contingencies (Note 17)
Stockholders’ Equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding at December 31, 2019 and 2018, respectively	-	-
Common stock, $0.01 par value: 200,000 shares authorized; 18,645 and 17,744 shares issued and outstanding at December 31, 2019 and 2018, respectively	186	177
Additional paid-in capital	297,753	291,908
Accumulated deficit	(250,087)	(221,043)
Total Stockholders' Equity	47,852	71,042
Total Liabilities and Stockholders’ Equity	$100,168	$117,022

The accompanying notes are an integral part of these financial statements.

NEURONETICS, INC.

Statements of Operations

(In thousands, except per share data)

	Years ended December 31,
	2019	2018	2017
Revenues	$62,656	$52,776	$40,433
Cost of revenues	15,389	12,447	9,632
Gross Profit	47,267	40,329	30,801
Operating expenses:
Sales and marketing	42,993	38,264	27,900
General and administrative	17,457	13,667	8,572
Research and development	13,747	8,232	7,937
Total operating expenses	74,197	60,163	44,409
Loss from Operations	(26,930)	(19,834)	(13,608)
Other (income) expense:
Interest expense	3,685	3,688	2,808
Other (income) expense, net	(1,571)	575	(357)
Net Loss	$(29,044)	$(24,097)	$(16,059)
Net loss per share of common stock outstanding, basic and diluted	$(1.58)	$(2.69)	$(86.34)
Weighted-average common shares outstanding, basic and diluted	18,380	8,948	186

The accompanying notes are an integral part of these financial statements.

NEURONETICS, INC.

Statement of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2016	264,374	$172,311	187	$2	$3,761	$(180,887)	$(177,124)
Issuance of Series G convertible preferred stock, net of issuance costs of $175	40,584	14,825	-	-	-	-	-
Issuance of restricted stock awards	-	-	11	-	-	-	-
Exercises of stock options	-	-	33	-	35	-	35
Share-based compensation expense	-	-	-	-	496	-	496
Net loss	-	-	-	-	-	(16,059)	(16,059)
Balance at December 31, 2017	304,958	187,136	231	2	4,292	(196,946)	(192,652)
Conversion of convertible preferred stock into common stock	(304,958)	(187,136)	10,994	109	187,027	-	187,136
Conversion of convertible preferred stock warrants into common stock warrants	-	-	-	-	1,874	-	1,874
Issuance of common stock in initial public offering, net of issuance costs of $3,463	-	-	6,325	64	96,471	-	96,535
Exercises of stock options	-	-	194	2	501	-	503
Share-based compensation expense	-	-	-	-	1,743	-	1,743
Net loss	-	-	-	-	-	(24,097)	(24,097)
Balance at December 31, 2018	-	-	17,744	177	291,908	(221,043)	71,042
Share-based awards and options exercises	-	-	901	9	2,411	-	2,420
Share-based compensation expense	-	-	-	-	3,434	-	3,434
Net loss	-	-	-	-	-	(29,044)	(29,044)
Balance at December 31, 2019	-	$-	18,645	$186	$297,753	$(250,087)	$47,852

The accompanying notes are an integral part of these financial statements.

NEURONETICS, INC.

Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net loss	$(29,044)	$(24,097)	$(16,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,065	882	596
Share-based compensation	3,434	1,743	496
Non-cash interest expense	753	839	722
Change in fair value of convertible preferred stock warrant liability	-	1,396	(271)
Cost of rental units purchased by customers	223	229	216
Changes in certain assets and liabilities:
Accounts receivable, net	(950)	(1,353)	(690)
Inventory	(306)	(435)	(1,068)
Net investments in sales-type leases	(2,610)	-	-
Prepaid commission expense	(4,468)	-	-
Prepaid expenses and other assets	(565)	(237)	(175)
Accounts payable	299	606	788
Accrued expenses	1,549	(52)	1,391
Deferred revenue	138	(49)	2,915
Deferred rent	-	(63)	(5)
Net Cash Used in Operating Activities	(30,482)	(20,591)	(11,144)
Cash Flows from Investing Activities:
Purchases of property and equipment and capitalized software	(813)	(1,011)	(594)
Net Cash Used in Investing Activities	(813)	(1,011)	(594)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock in initial public offering	-	99,998	-
Payments of public offering costs	-	(3,463)	-
Proceeds from exercises of stock options	2,420	503	35
Proceeds from issuance of Series G convertible preferred stock, net	-	-	14,825
Borrowings under credit facilities	-	-	10,000
Payments of debt issuance costs	-	-	(1,015)
Net Cash Provided by Financing Activities	2,420	97,038	23,845
Net (Decrease) Increase in Cash and Cash Equivalents	(28,875)	75,436	12,107
Cash and Cash Equivalents, Beginning of Year	104,583	29,147	17,040
Cash and Cash Equivalents, End of Year	$75,708	$104,583	$29,147
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,949	$2,786	$2,043
Transfer of inventory to property and equipment	$37	$365	$296
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$377	$263	$45
Conversion of convertible preferred stock into common stock	$-	$187,136
Conversion of convertible preferred stock warrants into common stock warrants	$-	$1,874
Deferred public offering costs included in accounts payable and accrued expenses	$-	$-	$55
Allocation of proceeds from debt financing to convertible preferred stock warrant liability	$-	$-	$290

The accompanying notes are an integral part of these financial statements.

NEURONETICS, INC.

Notes to Financial Statements

1.	DESCRIPTION OF BUSINESS

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

Liquidity

As of December 31, 2019, the Company had cash and cash equivalents of $75.7 million and an accumulated deficit of $250.1 million. The Company incurred negative cash flows from operating activities of $30.5 million, $20.6 million and $11.1 million for the years ended December 31, 2019, 2018, and 2017, respectively. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company seeks to expand its sales and marketing initiatives to support its growth into existing and new markets and invest in additional research and development activities. The Company’s primary sources of capital to date have been from its IPO, private placements of its convertible preferred securities, borrowings under its credit facilities and revenues from sales of its products. As of December 31, 2019, the Company had $30.0 million of borrowings outstanding under its credit facility, which matures in March 2022. Management believes that the Company’s cash and cash equivalents as of December 31, 2019 and anticipated revenues from sales of its products are sufficient to fund the Company’s operations for at least the next 24 months after December 31, 2019.

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2019 and 2018, cash equivalents consisted of money market funds.

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

Leases

Adoption of ASC Topic 842, "Leases"

As of January 1, 2019, the Company accounts for leases in accordance with ASC Topic 842, Leases, (“Topic 842”). The Company determines if an arrangement is a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment), and (2) the customer has the right to control the use of the identified asset.

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

The Company leases warehouse and office space, and office equipment pursuant to net operating leases. Operating leases where the Company is the lessor are included in revenue on the Statements of Operations.

From time to time the Company enters into sales-type lease arrangements that include a lessee obligation to purchase the leased equipment at the end of the lease term, automatic transfer of ownership of the leased equipment at the end of the lease, a lessee purchase option reasonably certain to be exercised, or provides for minimum lease payments with a present value equal to or exceeding substantially all of the fair value of the underlying leased equipment at the date of lease inception. Sales-type leases where the Company is the lessor are included in revenue on the Statements of Operations.

Operating leases where the Company is the lessee are included in operating lease right-of-use assets and operating lease liabilities on the Balance Sheets. The lease liabilities are initially measured at the present value of the unpaid lease payments at the lease commencement date.

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

For operating leases where the Company is the lessee, the right-of-use, or ROU, asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. The ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

Lease assets for sales-type leases where the Company is the lessor and ROU assets for operating leases where the Company is the lessee are periodically reduced by impairment losses. The Company uses the loans impairment guidance in ASC Subtopic 330-10, Receivables, and the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether a lease asset or a ROU asset, respectively, is impaired, and if so, the amount of the impairment loss to recognize. As of December 31, 2019, the Company has not encountered any impairment losses.

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

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Impairment testing requires management to estimate the future net undiscounted cash flows of an asset using assumptions believed to be reasonable. Actual cash flows may differ from the estimates used in the impairment testing. If such assets are considered to be impaired, the Company recognizes an impairment loss when and to the extent that the estimated fair value of an asset is less than its carrying value. The Company has not recorded any impairment of its long-lived assets for the years ended December 31, 2019, 2018, and 2017.

Warrant Liability

The Company’s current and previous credit facilities required the Company to issue the lender warrants to purchase the Company’s convertible preferred stock at the date of borrowing. Because the convertible preferred stock warrants were a form of a contingently redeemable instrument, they were classified as liabilities on the Company’s balance sheet. At the date of borrowing, the Company bifurcated the estimated fair value of the convertible preferred stock warrants from the proceeds from borrowing, resulting in the recognition of a debt discount, and recorded a warrant liability on its balance sheet. This warrant liability was revalued at each reporting period, with changes in fair value recorded in the Company’s statement of operations as a component of other income or expense. The valuation of the warrant liability was based upon estimates of the fair value of the underlying convertible preferred stock and the related volatility and expected term for an illiquid instrument, which could vary significantly from period to period.

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

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on prepaid commissions expense on the balance sheet as of December 31, 2019 and the statement of operations for the year ended December 31, 2019 is as follows:

	As of December 31, 2019
	As Reported	Balance Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Current portion of prepaid commission expense	$689	$-	$689
Prepaid commission expense	3,779	-	3,779

	Year ended December 31, 2019
	As Reported	Balance Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Sales and marketing	$42,993	$47,461	$(4,468)
Net loss	(29,044)	(33,512)	4,468

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

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

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

Distribution Agreement

The Company has an exclusive distribution agreement that began in October 2017 with a foreign entity for a period of 7 ½ years with two 2 year renewal options. As consideration for the right to be the sole distributor of the Company’s products and use of the Company’s intellectual property in the foreign territory, the distributor is required to make certain fixed milestone payments upon contract execution and regulatory approval. In addition, the distributor is required to make variable milestone payments depending upon regulatory reimbursement rates. Furthermore, the distributor is required to make certain minimum purchases based upon sales history and forecasts subject to a ceiling and floor. The Company assessed the potential performance obligations in this contract and concluded that the contract contained the following performance obligations:

•	Exclusive distribution and intellectual property license
•	NeuroStar TMS Therapy System (the “System”)
•	NeuroStar Treatment Session (the “Treatment Session”)

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

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

Contract Balances

Payment terms typically require payment upon shipment of the System and additional payments as access codes are delivered, which can span several years after the System is first delivered and installed. The timing of revenue recognition compared to billings and cash collections typically results in accounts receivable. However, sometimes customer advances and deposits might be required for certain customers and are recorded as contract liabilities. Changes in the contract asset and liability balances during the year ended December 31, 2019 were not materially impacted by any other factors.

As of December 31, 2019, the Company expects to recognize approximately the following percentages of deferred revenue by year:

Year:	Revenue Recognition
2020	50%
2021	12%
2022	12%
2023	11%
2024	11%
Thereafter	4%
Total	100%

Revenue recognized for the year ended December 31, 2019 that was included in the contract liability balance at the beginning of the year was $2.2 million, and primarily represented revenue earned from separately priced extended warranties, rent-to-own revenue, milestone revenue, and clinical training.

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

Customers

For the years ended December 31, 2019 and 2018, no customer accounted for more than 10% of the Company’s revenues.

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

The fair value of each grant of stock options awarded during the years ended December 31, 2019, 2018, and 2017 was determined using the following methods and assumptions:

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

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded to the extent it is more likely than not that some portion or all of the deferred tax assets will not be realized..

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

As of December 31, 2019 and 2018, the Company had deferred tax assets of $64.2 million and $53.8 million, respectively; these deferred tax assets are primarily attributable to federal and state net operating loss carryforwards. Although the loss carryforwards are available to offset future taxable income, they will begin to expire in 2020 for state and 2023 for federal. In addition, prior ownership changes may create a limitation in the Company’s ability to use the net operating loss carryforwards for federal and state income tax purposes. These loss carryforwards have been fully offset by a valuation allowance because management does not consider realization of these deferred tax assets to be more likely than not.

Corporate tax reform was enacted on December 22, 2017 and was effective for the Company for year ended December 31, 2017. The provisions of the corporate tax reform did not have any impact to the Company due to the full valuation allowance position. As a result of the reduced corporate rate, the Company’s deferred tax assets were revalued from 34% to 21%, which was fully offset by a reduction in the valuation allowance.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Not Yet Adopted by the Company

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”). This ASU provides guidance for recognizing credit losses on financial instruments based on an estimate of current expected credit losses model. The FASB subsequently issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging (Topic 815), and Topic 825, Financial Instruments and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses to clarify and address certain items related to the amendments in Topic 326.

ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, was issued to provide entities that have certain instruments within the scope of ASC 326 with an option to irrevocably elect the fair value option under ASC 825-10, Financial Instruments - Overall, applied on an instrument-by-instrument basis for eligible instruments. ASU 2019-10, Topic 326, Topic 815 and Topic 842 amends the mandatory effective date for Topic 326.

The amendments are effective for fiscal years beginning after December 15, 2022 for entities that are eligible to be defined by the SEC as a smaller reporting company. Although the impact upon adoption will depend on the financial instruments held by the Company at that time, the Company does not anticipate a significant impact on its financial statements based on the instruments currently held and its historical trend of bad debt expense relating to trade accounts receivable.

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license).

ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption of the amendments is permitted including adoption in any interim period. The amendments in ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this standard on a prospective basis, effective January 1, 2020. There was no cumulative effect of adoption recorded within retained earnings on January 1, 2020.

5.	FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaids and other current assets, and accounts payable on the Company’s balance sheets approximated their fair values as of December 31, 2019 and 2018 due to their short-term nature. The carrying values of the Company’s current credit facility approximated its fair value as of December 31, 2019 and 2018 due to its variable interest rate.

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

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as December 31, 2019 and 2018 of (in thousands):

	December 31, 2019
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (cash equivalents)	$67,650	$67,650	$67,650	$-	$-

	December 31, 2018
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (cash equivalents)	$87,062	$87,062	$87,062	$-	$-

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

The fair value of the convertible preferred stock warrant liability was estimated using the Black-Scholes option pricing model and the following inputs and assumptions as of July 2, 2018:

	July 2, 2018
	Series E	Series F
Estimated fair value of convertible preferred stock	$26.41	$26.41
Exercise price	$19.55	$9.73
Remaining term (in years)	4.5	2.6 - 6.5
Risk-free interest rate	2.7%	2.6% - 2.8%
Expected volatility	43%	43%
Dividend yield	0%	0%

The following table presents the changes in Level 3 instruments measured on a recurring basis for the year ended December 31, 2018 (in thousands):

Balance at December 31, 2017	478
Change in fair value	1,396
Reclassification to additional paid in capital	(1,874)
Balance at December 31, 2018	$-

6.	ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Gross accounts receivable - trade	$7,117	$6,120
Less: Allowances for doubtful accounts	(548)	(500)
Accounts receivable, net	$6,569	$5,620

Bad debt expense was $0.4 million, $0.2 million and $0.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The following table presents a rollforward of the allowance for doubtful accounts (in thousands):

	Balance at Beginning of Period	Bad Debt Expense Recognized	Write-offs of Uncollectible Balances	Balance at End of Period
Year ended December 31, 2017	$(343)	(116)	42	$(417)
Year ended December 31, 2018	$(417)	(153)	70	$(500)
Year ended December 31, 2019	$(500)	(353)	305	$(548)

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

7.	PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

The following table presents the composition of property and equipment, net as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Laboratory equipment	$150	$150
Office equipment	487	487
Computer equipment and software	1,218	1,050
Manufacturing equipment	273	273
Leasehold improvements	423	172
Rental equipment	763	1,262
Property and equipment, gross	3,314	3,394
Less: Accumulated depreciation	(2,207)	(2,016)
Property and equipment, net	$1,107	$1,378

As of December 31, 2019 and 2018, the Company had capitalized software costs, net of $1.2 million and $1.0 million, respectively, which are included in “Other assets” on the balance sheet.

Depreciation and amortization expense was $1.1 million, $0.9 million, and $0.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Operating lease rent expense was $0.5 million for each of the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, the weighted-average remaining lease term of operating leases was 8.0 years and the weighted-average discount rate was 6.5%.

The following table presents the supplemental cash flow information as a lessee related to leases (in thousands) as of December 31, 2019:

Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$465
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,164

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

The following table sets forth by year the required future payments of operating lease liabilities (in thousands) as of December 31, 2019:

Year ending December 31,
2020	$586
2021	615
2022	639
2023	636
2024	646
Thereafter	2,147
Total lease payments	5,269
Less imputed interest	(2,091)
Present value of operating lease liabilities	$3,178

The following table sets forth by year the minimum expected lease payments under non-cancelable operating leases (in thousands) as of December 31, 2018:

Year ending December 31,
2019	547
2020	560
2021	88
Total lease payments	$1,195

Lessor sales-type leases:

Certain costumers have purchased NeuroStar Advanced Therapy Systems on a rent-to-own basis. The lease term is three years with a customer option to purchase the NeuroStar Advanced Therapy System at the end of the lease or automatic transfer of ownership of the NeuroStar Advanced Therapy System at the end of the lease.

The following table sets forth the profit recognized on sales-type leases (in thousands):

Year ended December 31,
2019
Profit recognized at commencement, net	$1,179
Interest Income	-
Total sales-type lease income	$1,179

The following table sets forth a maturity analysis of the undiscounted lease receivables related to sales-type leases (in thousands) as of December 31, 2019:

Year ending December 31,
2020	1,129
2021	854
2022	624
2023	3
Total sales-type lease receivables	$2,610

As of December 31, 2019, the carrying amount of the lease receivables is $2.6 million. The Company does not have any unguaranteed residual assets.

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

Lessor operating leases:

NeuroStar Advanced Therapy Systems sold on a rent-to-own basis prior to January 1, 2019 are accounted for as operating leases. For the years ended December 31, 2019, 2018, and 2017, the Company recognized operating lease income of  $0.7 million, $0.9 million and $1.1 million, respectively.

The following table sets forth a maturity analysis of its undiscounted lease receivables related to operating leases as of December 31, 2019:

Year ending December 31,
2020	$470
2021	150
Total lease receivables	$620

The Company maintained Rental Equipment, net of $0.5 million and $0.9 million, as of December 31, 2019 and 2018, respectively, which are included in “Property and equipment, net” on the balance sheet. Rental equipment depreciation expense was $0.2 million and $0.4 million for the years ended December 31, 2019 and 2018, respectively.

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

Effective January 1, 2019 with the adoption of Topic 606, NeuroStar Advanced Therapy System commissions are deferred and amortized on a straight-line basis over a seven year period equal to the average customer term, which the Company deems to be the expected period of benefit for these costs. As result of the modified retrospective adoption method applied to open contracts only, the beginning balance as of January 1, 2019 did not include prepaid commission expense for those contracts that were substantially complete as of December 31, 2018.

On the Company's balance sheets, the current portion of capitalized contract costs is represented by the current portion of prepaid commission expense, while the long-term portion is included in prepaid commission expense. Amortization expense was $0.4 million for the year ended December 31, 2019.

10.	ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Compensation and related benefits	$5,724	$4,909
Consulting and professional fees	373	342
Research and development expenses	674	191
Sales and marketing expenses	127	127
Warranty	639	629
Sales tax payable	700	606
Interest payable	234	251
Other	560	493
Accrued expenses	$9,031	$7,548

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

11.	DEBT

The following table presents the composition of debt as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Outstanding principal	$30,000	$30,000
Accrued final payment fees	1,838	1,468
Less debt discounts	(690)	(1,073)
Total long-term debt, net	31,148	30,395
Less current portion of long-term debt	(11,250)	-
Long-term debt, net	$19,898	$30,395

For the year ended December 31, 2019, the Company recognized interest expense of $3.7 million, which $2.9 million was cash and $0.8 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

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

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

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

In addition to principal and interest payments due under the credit facility, the Company is required to make final payment fees to Oxford due upon the earlier of prepayment or maturity of each tranche, which increased as a result the extension of the interest-only period and are now equal to 8.5% and 7.5% of the principal amounts of the Term A Loan and Term B Loan, respectively. The Company accrues the estimated final payment fees using the effective interest rate, with a charge to non-cash interest expense, over the term of borrowing for each tranche. As of December 31, 2018 and 2019, the effective interest rates for the Term A Loan and Term B Loan were 11.87% and 12.14%, respectively. If the Company prepays its term loans prior to their respective scheduled maturities, it will also be required to make prepayment fees to Oxford equal to 3% if prepaid on or before the first anniversary of funding, 2% if prepaid after the first and on or before the second anniversary of funding, or 1% if prepaid after the second anniversary of funding of the principal amounts borrowed.

The Company’s obligations under the credit facility are secured by a first priority security interest in substantially all of its assets, other than its intellectual property. The Company has agreed not to pledge or otherwise encumber any of its intellectual property. The loan and security agreement related to the credit facility includes a financial maintenance covenant that requires the Company to achieve at least 75% of its trailing 12-month forecasted revenues, as measured each month in accordance with a forecast that the Company provided to Oxford upon signing the agreement and future forecasts that the Company is required to deliver to Oxford each year for the life of the credit facility, as well as customary affirmative and negative covenants. The Company was in compliance with all of the covenants under its credit facility as of December 31, 2019.

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

Based on a 24-month amortization of the outstanding principal amounts of the Term A Loan and Term B Loan beginning on April 1, 2020 as discussed above, the following table sets forth by year the Company’s required future principal payments (in thousands):

Year:	Principal Payments
2020	$11,250
2021	15,000
2022	3,750
Total principal payments	$30,000

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

In addition to principal and interest payments due under the previous $25.0 million credit facility, the Company was required to make final payment fees to Oxford upon the earlier of prepayment or maturity and equal to 8.5% and 4.7% of the principal amounts of the Term A Loan and Term B Loan, respectively. The Company accrued final payment fees using the effective interest rate, with a charge to non-cash interest expense, over the term of borrowing and until its entry into the current credit facility in March 2017, at which time the Company paid Oxford $1.0 million in satisfaction of all final payment fee liabilities due under the prior credit facility.

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

12.	CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

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

Common Stock

The Company’s amended and restated certificate of incorporation as of December 31, 2019 authorized the issuance of 200.0 million shares of common stock, $0.01 par value per share, of which 18.645 million were issued and outstanding as of December 31, 2019.

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

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Shares of common stock issued	18,645	17,744
Shares of common stock reserved for issuance for:
Common stock warrants outstanding	105	105
Stock options outstanding	2,415	2,711
Restricted stock units outstanding	245	43
Shares available for grant under stock incentive plan	1,215	1,312
Shares available for sale under employee stock purchase plan	421	244
Total shares of common stock issued and reserved for issuance	23,046	22,159

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

Common Stock Warrants

The following table summarizes the Company’s outstanding common stock warrants as of December 31, 2019 and 2018:

Warrants Outstanding (in thousands)	Exercise Price	Expiration Date
14	$19.55	Dec-2022
30	$9.73	Feb-2021
20	$9.73	Aug-2023
20	$9.73	Mar-2024
21	$9.73	Dec-2024
105

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

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

The following potentially dilutive securities outstanding as of December 31, 2019, 2018, and 2017 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	December 31,
	2019	2018	2017
Stock options	2,415	2,711	2,444
Non-vested restricted stock awards	-	4	16
Non-vested restricted stock units	245	43	-
Convertible preferred stock warrants	-	-	105
Common stock warrants	105	105	-
Shares of convertible preferred stock “as-converted”	-		10,994

14.	SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its statements of operations for the years ended December 31, 2019, 2018, and 2017 is as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
Cost of revenues	$67	$21	$18
Sales and marketing	1,339	926	141
General and administrative	1,596	646	226
Research and development	432	150	111
Total	$3,434	$1,743	$496

2018 Equity Incentive Plan

In June 2018, the Company adopted the 2018 Equity Incentive Plan, or 2018 Plan, which authorized the issuance of up to 1.4 million shares in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. The amount and terms of grants are determined by the Company’s board of directors. All stock options granted to date have had exercise prices equal to the fair value, as determined by the closing price as reported by the Nasdaq Global Market on the date of grant, of the underlying common stock on the date of grant. The contractual term of stock options is up to 10 years, and stock options are exercisable in cash or as otherwise determined by the board of directors. Generally, stock options vest 25% upon the first anniversary of the date of grant and the remainder ratably monthly thereafter for 36 months. As of December 31, 2019, there were 1.2 million shares available for future issuance under the 2018 Plan.

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

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

Stock Options

The following table summarizes the Company’s stock option activity for the years ended December 31, 2019, 2018 and, 2017:

	Number of Shares under Option (in thousands)	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	1,826	$2.07
Granted	967	$3.03
Exercised	(33)	$1.05
Forfeited	(316)	$2.66
Outstanding at December 31, 2017	2,444	$2.39
Granted	584	$8.33
Exercised	(194)	$2.60
Forfeited	(123)	$3.73
Outstanding at December 31, 2018	2,711	$3.59
Granted	856	$14.27
Exercised	(879)	$2.82
Forfeited	(273)	$8.33
Outstanding at December 31, 2019	2,415	$7.11	7.6	$2,992
Exercisable at December 31, 2019	1,171	$2.82	6.2	$2,647
Vested and expected to vest at December 31, 2019	2,415	$7.11	7.6	$2,992

The Company recognized share-based compensation expense related to stock options of $2.2 million, $1.6 million, $0.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, there was $6.4 million of total unrecognized compensation cost related to non-vested stock options which the Company expects to recognize over a weighted-average period of 3.0 years. The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2019, 2018, and 2017 was estimated at $7.69, $5.03, and $1.45 per option. The total intrinsic value of stock options exercised during the years ended December 31, 2019, 2018, and 2017 was $10.8 million, $3.3 million, and $0.1 million, respectively.

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

For the years ended December 31, 2019, 2018, and 2017, the grant-date fair value of stock options was estimated at the time of grant using the following weighted-average inputs and assumptions in the Black-Scholes option pricing model:

	2019	2018	2017
Estimated fair value of common stock	$14.27	$8.41	$2.90
Exercise price	$14.27	$8.41	$2.90
Expected term (in years)	6.0	6.0	6.0
Risk-free interest rate	2.2%	2.7%	2.0%
Expected volatility	55.3%	65.3%	48.0%
Dividend yield	0%	0%	0%

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the Company’s restricted stock award and restricted stock unit activity for the years ended December 31, 2019, 2018, and 2017:

	Non-vested Restricted Stock Awards (in thousands)	Weighted- average Grant-date Fair Value	Non-vested Restricted Stock Units (in thousands)	Weighted- average Grant-date Fair Value
Non-vested at December 31, 2016	22	$2.03	-	$-
Granted	11	$4.06	-	$-
Vested	(17)	$2.90	-	$-
Non-vested at December 31, 2017	16	$2.32	-	$-
Granted	-	$-	43	$25.21
Vested	(12)	$2.32	-	$25.92
Non-vested at December 31, 2018	4	$2.32	43	$25.21
Granted	-	$-	247	$13.89
Vested	(4)	$2.32	(22)	$18.69
Forfeited	-	$-	(23)	$15.57
Non-vested at December 31, 2019	-	$-	245	$15.23

The Company recognized share-based compensation expense related to restricted stock awards and restricted stock units of $1.2 million, $0.2 million, and $0.1 million during the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, there was $2.8 million of unrecognized compensation cost related to non-vested restricted stock units which the Company expects to recognize over a weighted-average period of 2.2 years. The total fair value at the vesting date of restricted stock awards and restricted stock units vested during the years ended December 31, 2019, 2018, and 2017 was $0.3 million, $0.2 million, and $0.1 million, respectively.

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

2018 Employee Stock Purchase Plan

In July 2018, the Company adopted the 2018 Employee Stock Purchase Plan, or 2018 ESPP, with an initial 0.2 million share reserve, subject to automatic annual increases on January 1st of each year for a period of up to ten years, as defined in the plan document. The purpose of the 2018 ESPP is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock of the Company. The 2018 ESPP provides the opportunity to purchase the Company’s common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. As of December 31, 2019, the Company had not yet approved any offering under the plan and 0.4 million shares were reserved for issuance.

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

16.	INCOME TAXES

The Company’s loss before income taxes was $29.0 million, $24.1 million, and $16.1 million for the years ended December 31, 2019, 2018, 2017, respectively, and was generated entirely in the United States. The Company did not record current or deferred income tax expense or benefit during the years ended December 31, 2019, 2018, and 2019.

A reconciliation of the statutory United States federal income tax rate to the Company’s effective tax rate is as follows:

	Tax Year ended December 31,
	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	21.0%	34.0%
State and local taxes, net of federal benefit	4.4%	3.8%	2.7%
Nondeductible expenses	6.4%	0.7%	-0.3%
Research and development credits	-0.7%	0.6%	1.3%
Tax rate change and true-up	0.0%	0.6%	-138.0%
Change in valuation allowance	-31.1%	-26.7%	100.3%
Effective income tax rate	0.0%	0.0%	0.0%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$56,157	$46,352
Research and development credits	3,008	3,208
Share-based compensation	1,104	523
Accruals	822	853
Interest expense - 163(j)	1,191	592
Capitalized start-up costs	1,018	1,295
Other temporary differences	882	951
Gross deferred tax assets	64,182	53,774
Less: Valuation allowance	(62,805)	(53,774)
Total deferred tax assets	$1,377	$-

Deferred tax liabilities:
Capitalized software	$(283)	$-
Prepaid commission	(1,094)	-
Gross deferred tax liabilities	(1,377)	-
Net deferred taxes	$-	$-

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

In assessing the realizability of the net deferred tax asset, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company believes that it is more likely than not that the Company’s deferred income tax asset associated with its net operating losses will not be realized in the immediate future. As such, there is a full valuation allowance against the net deferred tax assets as of December 31, 2019 and 2018.  The valuation allowance increased by $9.0 million and $6.4 million during the years ended December 31, 2019 and 2018, respectively, due primarily to the generation of net operating losses and the federal tax rate reduction during the periods.

	Year ended December 31,
	2019	2018
Balance at the beginning of the year	$53,774	$47,341
Amounts charges to expense	9,031	6,433
Balance at the end of the year	$62,805	$53,774

The following table summarizes carryforwards of federal net operating losses and tax credits as of December 31, 2019 (in thousands):

	Amount	Expiration Beginning in
Federal net operating losses	$227	2023
State net operating losses	$142	2020
Research and development credits	$3	2023

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

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2019, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations. Due to net operating loss and tax credit carry forwards that remain unutilized, income tax returns for tax years from inception through 2018 remain subject to examination by the taxing jurisdictions.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided guidance on accounting for the federal tax rate change and other tax effects of the Tax Act.  SAB 118 provided a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In connection with our adoption of the Tax Act and in consideration of SAB 118, there were no changes made to the provisional amounts recognized in 2017 in connection

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

with the enactment of the Tax Reform Act. The accounting for the income tax effects of the Tax Reform Act was complete as of December 31, 2018.

17.	COMMITMENTS AND CONTINGENCIES

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

18.	DISTRIBUTION AGREEMENT WITH TEIJIN PHARMA LIMITED

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

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

19.	GEOGRAPHICAL SEGMENT INFORMATION

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

The following geographic data includes revenue generated from the Company’s third-party distributors. The Company’s revenue was generated in the following geographic regions and by product line for the periods indicated (in thousands):

	Revenues by Geography
	Year ended December 31,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
United States	$60,760	97%	$51,477	98%
International	1,896	3%	1,299	2%
Total revenues	$62,656	100%	$52,776	100%

	U.S. Revenues by Product Category Year ended December 31,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$18,007	30%	$14,603	28%
Treatment sessions	41,120	68%	35,287	69%
Other	1,633	2%	1,587	3%
Total U.S. revenues	$60,760	100%	$51,477	100%

	International Revenues by Product Category Year ended December 31,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$1,106	58%	$635	49%
Treatment sessions	347	18%	245	19%
Other	443	24%	419	32%
Total International revenues	$1,896	100%	$1,299	100%

	Revenues by Geography
	Year ended December 31,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
United States	$51,477	98%	$39,853	99%
International	1,299	2%	580	1%
Total revenues	$52,776	100%	$40,433	100%

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

	U.S. Revenues by Product Category Year ended December 31,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$14,603	28%	$10,120	25%
Treatment sessions	35,287	69%	28,391	71%
Other	1,587	3%	1,342	4%
Total U.S. revenues	$51,477	100%	$39,853	100%

	International Revenues by Product Category Year ended December 31,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$635	49%	$259	45%
Treatment sessions	245	19%	230	40%
Other	419	32%	91	15%
Total International revenues	$1,299	100%	$580	100%

20.	SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited)

Selected financial information for the quarterly periods noted is as follows:

	Three Months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands except per share data)
Revenues	$12,728	$16,572	$16,000	$17,356
Cost of revenues	2,807	4,171	4,192	4,219
Gross Profit	9,921	12,401	11,808	13,137
Operating expenses:
Sales and marketing	9,592	11,523	10,362	11,516
General and administrative	4,599	4,261	4,285	4,312
Research and development	2,786	3,224	3,489	4,248
Total operating expenses	16,977	19,008	18,136	20,076
Loss from Operations	(7,056)	(6,607)	(6,328)	(6,939)
Other (income) expense:
Interest expense	919	931	930	905
Other (income) expense, net	(446)	(444)	(391)	(290)
Net Loss	$(7,529)	$(7,094)	$(6,867)	$(7,554)
Net loss per share of common stock outstanding, basic and diluted	$(0.42)	$(0.39)	$(0.37)	$(0.41)
Weighted-average common shares outstanding, basic and diluted	18,026	18,351	18,508	18,627

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

	Three Months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands except per share data)
Revenues	$10,152	$13,252	$13,737	$15,635
Cost of revenues	2,457	3,245	3,034	3,711
Gross Profit	7,695	10,007	10,703	11,924
Operating expenses:
Sales and marketing	8,109	9,835	9,672	10,648
General and administrative	2,636	3,078	3,238	4,715
Research and development	1,555	2,330	2,125	2,222
Total operating expenses	12,300	15,243	15,035	17,585
Loss from Operations	(4,605)	(5,236)	(4,332)	(5,661)
Other (income) expense:
Interest expense	921	900	928	939
Other (income) expense, net	(29)	1,360	(299)	(457)
Net Loss	$(5,497)	$(7,496)	$(4,961)	$(6,143)
Net loss per share of common stock outstanding, basic and diluted	$(24.43)	$(30.60)	$(0.29)	$(0.35)
Weighted-average common shares outstanding, basic and diluted	226	245	17,382	17,655

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

21.	SUBSEQUENT EVENTS

On March 2, 2020, the Company entered into a loan and security agreement with Solar Capital Ltd. (“Solar”), as collateral agent, and the lenders identified therein, for a credit facility (the “Solar Facility”) that replaced the Company’s previous $35.0 million credit facility with Oxford Finance, LLC (the “Oxford Facility”). The Solar Facility permits the Company to borrow up to an aggregate amount of $50.0 million in two tranches of term loans, a “Term A Loan” and “Term B Loan.”

On March 2, 2020, the Company borrowed an aggregate amount of $35.0 million under the Solar Facility, which was the aggregate amount available under the Term A Loan portion of the Solar Facility. Subject to certain conditions, under the Term B Loan portion of the Solar Facility, the Company is permitted to borrow, at its election, up to an aggregate amount of $15.0 million, (i) upon the Company’s achieving a trailing twelve month net product revenue milestone, and (ii) assuming no event of default shall have occurred prior to such election.

Each of the Term A Loan and Term B Loan accrue interest from the date of borrowing through the date of repayment at a floating per annum rate of interest, which resets monthly and is equal to the greater of (a) 1.66% or (b) the rate per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. for a term of one month plus 7.65%. The Term A Loan and the Term B Loan both include an interest-only period through March 1, 2022, after which time the Company will be required to make monthly payments of principal and interest. Monthly principal payments are to be paid in equal amounts on a pro rata basis to lenders. At the Company’s election, the interest only period may be extended through February 2023 if the Company satisfies a minimum net product revenue covenant through March 1, 2022 and no event of default shall have occurred.

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

Simultaneously with the Company’s entry into the Solar Facility, the Company prepaid in full all outstanding obligations under, and terminated, the Oxford Facility.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Ninth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 8-K filed July 6, 2018)

3.2	Certificate of Amendment to the Registrant’s Ninth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed May 30, 2019)

3.3	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form 8-K filed July 6, 2018)

3.4	First Amendment to the Registrant’s Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Form 8-K filed May 30, 2019)

4.1	Specimen Stock Certificate evidencing shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

4.2	Form of Warrant to Purchase Stock, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333- 225307))

4.3

Warrant to Purchase Stock, by and between the Registrant and Comerica Bank, dated December 20, 2012 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-225307))

4.4*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1◊

Distribution Agreement, by and between the Registrant and Teijin Pharma Limited, dated October 12, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.2

Sixth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated June 1, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.3

Sixth Amended and Restated Stockholders’ Agreement by and among the Registrant and certain of its stockholders, dated June 1, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.4+

Employment Agreement by and between the Registrant and Christopher Thatcher, dated as of November 1, 2014, as amended on May 25, 2018 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.5+

Offer Letter, dated August 11, 2016, by and between the Registrant and Greg Harper (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.6+

Offer Letter, dated February 27, 2017, by and between the Registrant and Peter Donato (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.7

Form of Indemnification Agreement between the Registrant and its non-employee directors and officers (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.8

Loan and Security Agreement by and between Solar Capital Ltd., the lenders identified therein and the Registrant, dated March 2, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 3, 2020)

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

10.21	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.22◊	Amendment No. 1 to Distribution Agreement, dated May 31, 2019, by and between the Registrant and Teijin Pharma Limited (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed August 6, 2019)

10.23+	Employment Offer Letter Agreement between Neuronetics, Inc. and Stephen Furlong dated July 1, 2019 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed July 2, 2019)

23.1*	Consent of KPMG LLP, independent registered public accounting firm

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the principal executive and financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Indicates management contract or compensatory plan.
◊	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEURONETICS, INC.

By:	/s/ Christopher Thatcher
Christopher Thatcher
President and Chief Executive Officer

Date:	March 3, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Thatcher	President, Chief Executive Officer and Director	March 3, 2020
Christopher Thatcher	(Principal Executive Officer)

/s/ Stephen Furlong	Vice President, Finance and Chief Financial Officer	March 3, 2020
Stephen Furlong	(Principal Financial and Accounting Officer)

/s/ Cheryl Blanchard	Director	March 3, 2020
Cheryl Blanchard

/s/ Stephen Campe	Director	March 3, 2020
Stephen Campe

/s/ Sheryl Conley	Director	March 3, 2020
Sheryl Conley

/s/ Brian Farley	Director	March 3, 2020
Brian Farley

/s/ Wilfred Jaeger, M.D.	Director	March 3, 2020
Wilfred Jaeger, M.D.

/s/ Glenn Muir	Director	March 3, 2020
Glenn Muir