Form 10-Q
period 2020-03-31
Neuronetics, Inc.
filed 2020-05-05
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 18,728,998 shares of the registrant’s common stock outstanding as of April 30, 2020.

NEURONETICS, INC.

Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEURONETICS, INC.

Balance Sheets

(Unaudited; In thousands, except per share data)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$63,647	$75,708
Accounts receivable, net	6,251	6,569
Inventory	2,879	2,775
Current portion of net investments in sales-type leases	1,117	880
Current portion of prepaid commission expense	739	689
Prepaid expenses and other current assets	1,799	1,830
Total current assets	76,432	88,451
Property and equipment, net	963	1,107
Operating lease right-of-use assets	3,704	3,796
Net investments in sales-type leases	1,861	1,730
Prepaid commission expense	4,148	3,779
Other assets	1,347	1,305
Total Assets	$88,455	$100,168
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,610	$4,625
Accrued expenses	5,955	9,031
Deferred revenue	2,255	2,228
Current portion of operating lease liabilities	566	559
Current portion of long-term debt, net	-	11,250
Total current liabilities	12,386	27,693
Long-term debt, net	34,210	19,898
Deferred revenue	1,984	2,106
Operating lease liabilities	3,364	2,619
Total Liabilities	51,944	52,316
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding at March 31, 2020 and December 31, 2019	-	-
Common stock, $0.01 par value: 200,000 shares authorized; 18,726 and 18,645 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	187	186
Additional paid-in capital	299,024	297,753
Accumulated deficit	(262,700)	(250,087)
Total Stockholders' Equity	36,511	47,852
Total Liabilities and Stockholders’ Equity	$88,455	$100,168

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Operations

(Unaudited; In thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenues	$11,476	$12,728
Cost of revenues	2,811	2,807
Gross Profit	8,665	9,921
Operating expenses:
Sales and marketing	10,723	9,592
General and administrative	5,287	4,599
Research and development	3,021	2,786
Total operating expenses	19,031	16,977
Loss from Operations	(10,366)	(7,056)
Other (income) expense:
Interest expense	1,523	919
Loss on extinguishment of debt	924	-
Other (income) expense, net	(200)	(446)
Net Loss	$(12,613)	$(7,529)
Net loss per share of common stock outstanding, basic and diluted	$(0.68)	$(0.42)
Weighted-average common shares outstanding, basic and diluted	18,681	18,026

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statement of Changes in Stockholders’ Equity

(Unaudited; In thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	17,744	$177	$291,908	$(221,043)	$71,042
Share-based awards and options exercises	483	5	1,402	-	1,407
Share-based compensation expense	-	-	501	-	501
Net loss	-	-	-	(7,529)	(7,529)
Balance at March 31, 2019	18,227	$182	$293,811	$(228,572)	$65,421

Balance at December 31, 2019	18,645	$186	$297,753	$(250,087)	$47,852
Share-based awards and options exercises	81	1	75	-	76
Share-based compensation expense	-	-	1,196	-	1,196
Net loss	-	-	-	(12,613)	(12,613)
Balance at March 31, 2020	18,726	$187	$299,024	$(262,700)	$36,511

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Cash Flows

(Unaudited; In thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(12,613)	$(7,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	301	204
Share-based compensation	1,196	501
Non-cash interest expense	782	177
Cost of rental units purchased by customers	70	27
Loss on extinguishment of debt	622	-
Changes in certain assets and liabilities:
Accounts receivable, net	383	(47)
Inventory	(104)	59
Net investments in sales-type leases	(368)	(360)
Leasehold reimbursement	836	-
Prepaid commission expense	(419)	(515)
Prepaid expenses and other assets	285	504
Accounts payable	(1,299)	(1,475)
Accrued expenses	(3,227)	(1,236)
Deferred revenue	(95)	120
Net Cash Used in Operating Activities	(13,650)	(9,570)
Cash Flows from Investing Activities:
Purchases of property and equipment and capitalized software	(266)	(274)
Net Cash Used in Investing Activities	(266)	(274)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	35,000	-
Repayment of long-term debt	(32,500)	-
Payments of debt issuance costs	(721)	-
Proceeds from exercises of stock options	76	1,407
Net Cash Provided by Financing Activities	1,855	1,407
Net Decrease in Cash and Cash Equivalents	(12,061)	(8,437)
Cash and Cash Equivalents, Beginning of Period	75,708	104,583
Cash and Cash Equivalents, End of Period	$63,647	$96,146
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,403	$737
Transfer of inventory to property and equipment	$-	$37
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$94	$44

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

COVID-19

The Company is monitoring the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact business partners. While the Company began to experience disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, it is unable to predict the full impact that the COVID-19 pandemic may have on its financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets.

Liquidity

As of March 31, 2020, the Company had cash and cash equivalents of $63.6 million and an accumulated deficit of $262.7 million. The Company incurred negative cash flows from operating activities of $30.5 million for the year ended December 31, 2019 and $13.7 million for the three months ended March 31, 2020. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company continues to invest in sales, marketing and product development activities. The Company’s primary sources of capital to date have been proceeds from its IPO, private placements of its convertible preferred securities, borrowings under its credit facilities and revenues from sales of its products. As of March 31, 2020, the Company had $35.0 million of borrowings outstanding under its credit facility, which matures in February 2025. Management believes that the Company’s cash and cash equivalents as of March 31, 2020 and anticipated revenues from sales of its products are sufficient to fund the Company’s operations for at least the next 18 months after March 31, 2020.

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission, or SEC, which permit reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying balance sheets and statements of operations and stockholders’ deficit and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s Form 10-K filed with the SEC on March 3, 2020, wherein a more complete discussion of significant accounting policies and certain other information can be found.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

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

The Company’s complete summary of significant accounting policies can be found in “Note 3. Summary of Significant Accounting Policies” in the audited financial statements included in the Company’s Form 10-K filed with the SEC on March 3, 2020.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Recently Adopted by the Company

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

ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption of ASU 2018-15 is permitted including adoption in any interim period. The amendments in ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this standard on a prospective basis, effective January 1, 2020.

New Accounting Standards Not Yet Adopted by the Company

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”). This ASU provides guidance for recognizing credit losses on financial instruments based on an estimate of current expected credit losses model. The FASB subsequently issued ASU 2019-04, to clarify and address certain items related to the amendments in Topic 326.

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

The carrying values of cash equivalents, accounts receivable, prepaids and other current assets, and accounts payable on the Company’s balance sheets approximated their fair values as of March 31, 2020 and December 31, 2019 due to their short-term nature. The carrying values of the Company’s credit facility approximated its fair value as of March 31, 2020 and December 31, 2019 due to its variable interest rate.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

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

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (cash equivalents)	$59,346	$59,346	$59,346	$-	$-

	December 31, 2019
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (cash equivalents)	$67,650	$67,650	$67,650	$-	$-

6.	ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Gross accounts receivable - trade	$7,175	$7,117
Less: Allowances for doubtful accounts	(924)	(548)
Accounts receivable, net	$6,251	$6,569

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

7.	PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

The following table presents the composition of property and equipment, net as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Laboratory equipment	$150	$150
Office equipment	487	487
Computer equipment and software	1,246	1,218
Manufacturing equipment	273	273
Leasehold improvements	423	423
Rental equipment	623	763
Property and equipment, gross	3,203	3,314
Less: Accumulated depreciation	(2,240)	(2,207)
Property and equipment, net	$963	$1,107

As of March 31, 2020 and December 31, 2019, the Company had capitalized software costs, net of $1.3 million, which are included in “Other assets” on the balance sheet.

Depreciation and amortization expense was $0.3 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

8.	LEASES

Lessee:

The Company has operating leases for its corporate headquarters and office equipment, including copiers. The Company leases approximately 42,000 square foot facility in Malvern, Pennsylvania for its corporate headquarters, which includes office and warehouse space. In the first quarter of 2019, the Company signed a lease modification for its Malvern facility that extended the lease through February 2028 and added approximately 10,000 square feet to the original 32,000 square foot leasehold. The Company has an option to extend the lease for an additional five-year term; however, the Company has determined it is not reasonably certain to exercise the option at this time. The Company also maintains operating leases on office equipment, including copiers, which end in March 2023. The Company does not currently have any finance leases or executed leases that have not yet commenced.

Operating lease rent expense was $0.2 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 the weighted-average remaining lease term of operating leases was 7.8 years and the weighted-average discount rate was 6.5%.

In the first quarter of 2020, the Company received a reimbursement of $0.8 million for leasehold expenses previously incurred in connection with the lease modification agreement for its Malvern facility.

The following table presents the supplemental cash flow information as a lessee related to leases (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$126	$117
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$4,164

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The following table sets forth by year the required future payments of operating lease liabilities (in thousands):

March 31, 2020
Remainder of 2020	$442
2021	615
2022	639
2023	636
2024	646
Thereafter	2,147
Total lease payments	5,125
Less imputed interest	(1,195)
Present value of operating lease liabilities	$3,930

Lessor sales-type leases:

Certain customers have purchased NeuroStar Advanced Therapy Systems on a rent-to-own basis. The lease term is three years with a customer option to purchase the NeuroStar Advanced Therapy System at the end of the lease or automatic transfer of ownership of the NeuroStar Advanced Therapy System at the end of the lease.

The following table sets forth the profit recognized on sales-type leases (in thousands):

	Three Months Ended March 31,
	2020	2019
Profit recognized at commencement, net	$252	$144
Interest income	-	-
Total sales-type lease income	$252	$144

The following table sets forth a maturity analysis of the undiscounted lease receivables related to sales-type leases (in thousands):

March 31, 2020
Remainder of 2020	$951
2021	1,069
2022	850
2023	108
Total sales-type lease receivables	$2,978

As of March 31, 2020, the carrying amount of the lease receivables is $3.0 million. The Company does not have any unguaranteed residual assets.

Lessor operating leases:

NeuroStar Advanced Therapy Systems sold on a rent-to-own basis prior to January 1, 2019 are accounted for as operating leases. For the three months ended March 31, 2020 and 2019, the Company recognized operating lease income of $0.1 million and $0.2 million, respectively.

The following table sets forth a maturity analysis of its undiscounted lease receivables related to operating leases:

March 31, 2020
Remainder of 2020	$325
2021	150
Total lease receivables	$475

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The Company maintained Rental Equipment, net of $0.4 million and $0.5 million, as of March 31, 2020 and December 31, 2019, respectively, which are included in “Property and equipment, net” on the balance sheet. Rental equipment depreciation expense was $0.03 million and $0.05 million for the three months ended March 31, 2020 and 2019, respectively.

9.	PREPAID COMMISSION EXPENSE

The Company pays a commission on both System sales and Treatment Session sales. Since the commission paid for System sales is not commensurate with the commission paid for Treatment Sessions, the Company capitalizes commission expense associated with System sales commissions paid that is incremental to specifically anticipated future Treatment Session orders. In developing this estimate, the Company considered its historical Treatment Session sales and customer retention rates, as well as technology development life cycles and other industry factors. These costs are periodically reviewed for impairment.

NeuroStar Advanced Therapy System commissions are deferred and amortized on a straight-line basis over a seven year period equal to the average customer term, which the Company deems to be the expected period of benefit for these costs.

On the Company's balance sheets, the current portion of capitalized contract costs is represented by the current portion of prepaid commission expense, while the long-term portion is included in prepaid commission expense. Amortization expense was $0.2 million for the three months ended March 31, 2020 and $0.02 million for the three months ended March 31, 2019.

10.	ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Compensation and related benefits	$3,389	$5,724
Consulting and professional fees	298	373
Research and development expenses	298	674
Sales and marketing expenses	82	127
Warranty	715	639
Sales and other taxes payable	467	700
Interest payable	272	234
Other	434	560
Accrued expenses	$5,955	$9,031

11.	DEFERRED REVENUE

Payment terms typically require payment upon shipment or installation of the System and additional payments as access codes for Treatment Sessions are delivered, which can span several years after the System is first delivered and installed. The timing of revenue recognition compared to billings and cash collections typically results in accounts receivable. However, sometimes customer advances and deposits might be required for certain customers and are recorded as deferred revenue. For multi-year agreements, the Company generally invoices customers annually at the beginning of each annual coverage period and recognizes revenue over the term of the coverage period.

As of March 31, 2020, the Company expects to recognize approximately the following percentages of deferred revenue by year:

Year:	Revenue Recognition
2020	45%
2021	16%
2022	12%
2023	12%
2024	11%
Thereafter	4%
Total	100%

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

Revenue recognized for the three months ended March 31, 2020 that was included in the contract liability balance at the beginning of the year was $0.9 million, and primarily represented revenue earned from separately priced extended warranties, rent-to-own revenue, milestone revenue, and clinical training.

Customers

For the three months ended March 31, 2020 one customer accounted for more than 10% of the Company’s revenues. No customer accounted for more than 10% of the Company’s revenues for the same period in 2019.

12.	DEBT

The following table presents the composition of debt as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Outstanding principal	$35,000	$30,000
Accrued final payment fees	1,925	1,838
Less debt discounts	(2,715)	(690)
Total long-term debt, net	34,210	31,148
Less current portion of long-term debt	-	(11,250)
Long-term debt, net	$34,210	$19,898

For the three months ended March 31, 2020, the Company recognized interest expense of $1.5 million, of which $1.4 million was cash and $0.1 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

For the three months ended March 31, 2019, the Company recognized interest expense of $0.9 million, of which $0.7 million was cash paid for interest during the period and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

Solar Credit Facility

On March 2, 2020, the “Company entered into a loan and security agreement with Solar Capital Ltd., or Solar, as collateral agent, and other lenders defined in the agreement, for a credit facility, or the Solar Facility, that replaced the Company’s previous $35.0 million credit facility with Oxford Finance LLC, or Oxford, and such facility, the Oxford Facility.

The Solar Facility permits the Company to borrow up to an aggregate amount of $50.0 million in two tranches of term loans, a “Term A Loan” and “Term B Loan.” On March 2, 2020, the Company borrowed an aggregate amount of $35.0 million, which was the aggregate amount available under the Term A Loan portion of the Solar Facility. The Term A Loan portion of the Solar Facility matures, and all amounts borrowed thereunder are due, on February 28, 2025. Under the Term B Loan portion of the Solar Facility, the Company is permitted to borrow, at its election, up to an aggregate amount of $15.0 million, (i) upon the Company achieving a specified amount of trailing twelve months net product revenue, and (ii) assuming there has been no event of default under the Solar Facility prior to such election. Once the net product revenue condition has been satisfied, the Company may only make an election to borrow under the Term B Loan portion of the Solar Facility until the earlier of (a) December 15, 2021, (b) 30 days following achievement of the net product revenue condition or (c) the occurrence of an event of default.

Each of the Term A Loan and Term B Loan accrue interest from the date of borrowing through the date of repayment at a floating per annum rate of interest, which resets monthly and is equal to 7.65% plus the greater of (a) 1.66% or (b) the rate per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. The Term A Loan and the Term B Loan both include an interest-only period through March 1, 2022, after which time the Company will be required to make monthly payments of principal and interest. Monthly principal payments are to be paid in equal amounts on a pro rata basis to lenders. At the Company’s election, the interest only period may be extended through February 2023 if the Company satisfies a minimum net product revenue covenant through March 1, 2022 and no event of default shall have occurred.

In addition to the principal and interest payments due under the Solar Facility, the Company is required to pay a final payment fee to Solar due upon the earlier of prepayment, acceleration or the maturity date of the Term A Loan or Term B Loan portion of the Solar Facility equal to 5.50% of the principal amount of the term loans actually funded. The Company is accruing the final payment fees using the effective interest rate, with a charge to non-cash interest expense, over the term of borrowing. If the Company prepays either the of the Term A Loan or Term B Loan prior to their respective scheduled maturities, the Company will also be required to pay

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

prepayment fees to Solar equal to 3% of the principal amount of such term loan then-prepaid if prepaid on or before the first anniversary of funding, 2% of the principal amount of such term loan then-prepaid if prepaid after the first anniversary and on or before the second anniversary of funding, or 1% of the principal amount of such term loan then-prepaid if prepaid after the second anniversary of funding of the principal amounts borrowed.

The Company is also required to pay Solar an exit fee upon the occurrence, prior to March 2, 2030, of (a) any liquidation, dissolution or winding up of the Company, (b) transaction that results in a person obtaining control over the Company, (c) the Company achieving $100 million in trailing twelve month net product revenue or (d) the Company achieving $125 million in trailing twelve month net product revenue. The exit fee for liquidation, dissolution, winding up or change of control of the Company is equal to 4.50% of the principal amount of the term loans actually funded. The exit fee for achieving either $100 million or $125 million in trailing twelve-month net product revenue is equal to 2.25% of the principal amount of the term loans actually funded or, if both net product revenue milestones are achieved, 4.50% of the principal amount of the term loans actually funded. The exit fee is capped at 4.50% of the principal amount of the term loans actually funded.

The Company’s obligations under the Solar Facility are secured by a first priority security interest in substantially all of its assets, including its intellectual property. The loan and security agreement requires the Company to comply with certain financial covenants as well as customary affirmative and negative covenants.

The loan and security agreement related to the credit facility contains events of default, including, without limitation, events of default upon: (i) failure to make payment pursuant to the terms of the agreement; (ii) violation of covenants; (iii) material adverse changes to the Company’s business; (iv) attachment or levy on the Company’s assets or judicial restraint on its business; (v) insolvency; (vi) material cross-defaults; (vii) significant judgments, orders or decrees for payments by the Company not covered by insurance; (viii) incorrectness of representations and warranties; (ix) incurrence of subordinated debt; (x) a termination or breach of a guaranty; (xi) revocation of governmental approvals necessary for the Company to conduct its business; and (xii) failure by the Company to maintain a valid and perfected lien on the collateral securing the borrowing.

The borrowings are subject to financial covenants, including the Company’s achievement of trailing twelve month net revenue goals beginning December 31, 2020.  The agreement also includes subjective acceleration clauses which permit  the lenders to accelerate the maturity date under certain circumstances, including, but not limited to, material adverse effects on a Company’s financial status or otherwise.  While the Company believes the acceleration of the due date may be reasonably possible, it is not probable and therefore, the debt is classified as a non-current liability in the accompanying balance sheet as of March 31, 2020.

As of March 31, 2020, the Company is in compliance with all covenants in the loan and security agreement.

Based on the current amortization of the outstanding principal amounts of the Term A Loan beginning on April 1, 2022 as discussed above, the following table sets forth by year the Company’s required future principal payments (in thousands):

Year:	Principal Payments
2022	$8,750
2023	11,667
2024	11,667
2025	2,916
Total principal payments	$35,000

Oxford Credit Facility

Prior to March 2020, the Company had a $35.0 million credit facility in place with Oxford, which it entered into in March 2017 and that allowed it to borrow up to $35.0 million in three tranches of term loans: a Term A Loan in the amount of $25 million, which was drawn immediately upon closing in March 2017, a Term B Loan in the amount of $5.0 million, which was drawn down in December 2017, and a Term C Loan in the amount of $5.0 million which was never drawn down. Each term loan accrued interest from the date of borrowing through the date of repayment at a floating per annum rate of interest, which reset monthly and was equal to the greater of (a) 8.15% or (b) the 30 day U.S. LIBOR on the last business day of the month plus 7.38%. This facility featured an interest-only period on all tranches through March 2019.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

In addition to principal and interest payments due under the $35.0 million Oxford credit facility, the Company was required to make final payment fees to Oxford upon the earlier of prepayment or maturity and equal to 8.5% and 7.5% of the principal amounts of the Term A and Term B Loans, respectively. The Company accrued final payment fees using the effective interest rate, with a charge to non-cash interest expense, over the term of borrowing and until its entry into the Solar credit facility in March 2020, at which time the Company paid Oxford $2.5 million in satisfaction of all final payment fee liabilities due under the Oxford credit facility.

The Company evaluated whether the Solar Facility entered into in March 2020 represented a debt modification or extinguishment in accordance with ASC 470-50, Debt—Modifications and Extinguishments and determined that the existing debt was extinguished as a result of the full repayment of the existing facility and concurrent issuance of a new credit facility with a new lender. The unamortized balance of the Company’s combined debt discount and deferred issuance costs of $0.6 million related to the Oxford facility were accounted for as a loss on extinguishment of debt.

13.	COMMON STOCK

Common Stock

The Company’s amended and restated certificate of incorporation as of March 31, 2020 authorized the issuance of 200.0 million shares of common stock, $0.01 par value per share, of which 18.726 million were issued and outstanding as of March 31, 2020.

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Shares of common stock issued	18,726	18,645
Shares of common stock reserved for issuance for:
Common stock warrants outstanding	105	105
Stock options outstanding	2,324	2,415
Restricted stock units outstanding	1,522	245
Shares available for grant under stock incentive plan	694	1,215
Shares available for sale under employee stock purchase plan	608	421
Total shares of common stock issued and reserved for issuance	23,979	23,046

Common Stock Warrants

The following table summarizes the Company’s outstanding common stock warrants as of March 31, 2020 and December 31, 2019:

Warrants Outstanding (in thousands)	Exercise Price	Expiration Date
14	$19.55	Dec-2022
30	$9.73	Feb-2021
20	$9.73	Aug-2023
20	$9.73	Mar-2024
21	$9.73	Dec-2024
105

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

14.	LOSS PER SHARE

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

The following potentially dilutive securities outstanding as of March 31, 2020 and 2019 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	March 31,
	2020	2019
Stock options	2,324	2,670
Non-vested restricted stock awards	-	1
Non-vested restricted stock units	1,522	166
Common stock warrants	105	105

15.	SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its statements of operations for the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenues	$16	$10
Sales and marketing	430	204
General and administrative	607	218
Research and development	143	69
Total	$1,196	$501

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

2018 Equity Incentive Plan

In June 2018, the Company adopted the 2018 Equity Incentive Plan, or 2018 Plan, which authorized the issuance of up to 1.4 million shares, subject to an annual 4% increase based on the number of shares of common stock outstanding, in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. The amount and terms of grants are determined by the Company’s board of directors. All stock options granted to date have had exercise prices equal to the fair value, as determined by the closing price as reported by the Nasdaq Global Market, of the underlying common stock on the date of grant. The contractual term of stock options is up to 10 years, and stock options are exercisable in cash or as otherwise determined by the board of directors. Generally, stock options vest 25% upon the first anniversary of the date of grant and the remainder ratably monthly thereafter for 36 months. As of March 31, 2020, there were approximately 0.7 million shares available for future issuance under the 2018 Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2020:

	Number of Shares under Option (in thousands)	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	2,415	$7.11
Granted	28	$2.94
Exercised	(49)	$1.56
Forfeited	(70)	$12.01
Outstanding at March 31, 2020	2,324	$7.03	7.3	$553
Exercisable at March 31, 2020	1,277	$4.02	6.2	$553
Vested and expected to vest at March 31, 2020	2,324	$7.03	7.3	$553

The Company recognized share-based compensation expense related to stock options of $0.6 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was $5.5 million of total unrecognized compensation cost related to non-vested stock options which the Company expects to recognize over a weighted-average period of 2.8 years. The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2020 was estimated at $1.52 per option. The total intrinsic value of stock options exercised during the three months ended March 31, 2020 was $0.08 million.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

For the three months ended March 31, 2020, the grant-date fair value of stock options was estimated at the time of grant using the following weighted-average inputs and assumptions in the Black-Scholes option pricing model:

Estimated fair value of common stock	$2.94
Exercise price	$2.94
Expected term (in years)	6.1
Risk-free interest rate	0.9%
Expected volatility	55.3%
Dividend yield	0%

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the Company’s restricted stock award and restricted stock unit activity for the three months ended March 31, 2020:

	Non-vested Restricted Stock Units (in thousands)	Weighted- average Grant-date Fair Value
Non-vested at December 31, 2019	245	$15.23
Granted	1,331	$3.58
Vested	(32)	$14.12
Forfeited	(22)	$4.79
Non-vested at March 31, 2020	1,522	$5.22

The Company recognized approximately $0.6 million and $0.1 million in share-based compensation expense related to restricted stock awards and restricted stock units for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was $6.8 million of unrecognized compensation cost related to non-vested restricted stock awards and restricted stock units, which the Company expects to recognize over a weighted-average period of 2.5 years. The total fair value at the vesting date of restricted stock awards and restricted stock units vested during the three months ended March 31, 2020 was $0.1 million.

16.COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements

The Company has entered into an employment agreement and offer letters with certain key executives, providing for compensation and severance in certain circumstances, as defined in the agreements. In connection with the separation agreement with a former key executive, the Company recorded $1.1 million in general administrative expense during the three months ended March 31, 2020.

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

(Unaudited)

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

The following geographic data includes revenue generated from the Company’s third-party distributors. The Company’s revenue was generated in the following geographic regions and by product line for the periods indicated (in thousands):

	Revenues by Geography
	Three Months Ended March 31,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
United States	$11,177	97%	$12,546	99%
International	299	3%	182	1%
Total revenues	$11,476	100%	$12,728	100%

	U.S. Revenues by Product Category Three Months Ended March 31,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$2,594	23%	$3,350	27%
Treatment sessions	8,193	74%	8,778	70%
Other	390	3%	418	3%
Total U.S. revenues	$11,177	100%	$12,546	100%

	International Revenues by Product Category Three Months Ended March 31,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$100	33%	$72	40%
Treatment sessions	77	26%	19	10%
Other	122	41%	91	50%
Total International revenues	$299	100%	$182	100%

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

18.	SUBSEQUENT EVENTS

On April 8, 2020 the Company adopted a plan to significantly reduce operating expenses in connection with the COVID-19 pandemic and the resulting economic downturn (the “Plan”). The Plan included a significant reduction in force across all functions within the Company (the “RIF”).    The Company estimates that it will pay and record one-time separation-related charges for the RIF equal to approximately $2.1 million. In the second quarter of 2020, the Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Plan.

The Company applied for and received a $6.4 million loan in April 2020 under the Paycheck Protection Program (the “PPP”) established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020.  Due to questions concerning the eligibility of public companies similarly situated as the Company, on May 1, 2020, the Company notified Silicon Valley Bank, the lender of its PPP loan, of its intention to repay the PPP loan.  The Company intends to repay the PPP loan on or before May 7, 2020.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with our unaudited interim financial statements and related notes thereto included elsewhere herein. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, without limitation, risks and uncertainties related to: the impact of the novel coronavirus, or COVID-19, pandemic on general political and economic conditions, including as a result of efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter in place orders and third-party business closures and resource allocations, manufacturing and supply chains and patient access to commercial products; our ability to execute our business continuity as well as our operational and budget plans in light of the COVID-19 pandemic; our ability to achieve or sustain profitable operations due to our history of losses; our reliance on the sale and usage of our NeuroStar Advanced Therapy System to generate revenues; the scale and efficacy of our salesforce; availability of coverage and reimbursement from third-party payors for treatments using our products; physician and patient demand for treatments using our products; developments in respect of competing technologies and therapies for the indications that our products treat; product defects; our ability to obtain and maintain intellectual property protection for our technology; developments in clinical trials or regulatory review of NeuroStar Advanced Therapy System for additional indications; and developments in regulation in the United States and other applicable jurisdictions. For a discussion of these and other related risks, please refer to our recent SEC filings which are available on the SEC’s website at www.sec.gov. These forward-looking statements are based on our expectations and assumptions as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no duty or obligation to update any forward-looking statements contained in this Quarterly Report on Form 10-Q as a result of new information, future events or changes in our expectations.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC, on March 3, 2020. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

We are a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from psychiatric disorders. Our first commercial product, the NeuroStar® Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation, or TMS, to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the United States Food and Drug Administration, or FDA, to treat adult patients with major depressive disorder, or MDD, that have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. NeuroStar Advanced Therapy is also available in other parts of the world, including Japan, where it is listed under Japan’s national health insurance. NeuroStar Advanced Therapy is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We are a market leader in TMS therapy based on our U.S. installed base of 1,119 active NeuroStar Advanced Therapy Systems in approximately 884 psychiatrist offices as of March 31, 2020 and the estimated 85,895 patients treated with approximately 3.1 million of our treatment sessions through such date. We generated revenues of $11.5 million and $12.7 million for the three months ended March 31, 2020 and March 31, 2019 respectively.

We designed the NeuroStar Advanced Therapy System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of other treatment options. We generate revenues from initial capital sales of our systems, recurring Treatment Sessions and service and repair and extended warranty contracts. We derive the majority of our revenues from recurring Treatment Sessions. For the three months ended March 31, 2020, revenues from sales of our Treatment Sessions and NeuroStar Advanced Therapy Systems represented 74% and 23% of our U.S. revenues, respectively.

We currently sell our NeuroStar Advanced Therapy System and recurring Treatment Sessions in the United States with the collaborative support of our 212 employees as of March 31, 2020. Our sales force primarily targets 20,600 psychiatrists at 5,700 psychiatric practices that we estimate, based on data from Symphony Health and our own internal estimates, treat approximately 42% of the total MDD patients in the United States who meet our labeled indication and are insured. Some of our customers have and may purchase more than one NeuroStar Advanced Therapy System. Based on our commercial data, we believe psychiatrists can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients. We believe psychiatrists can generate approximately $7,500 to $10,000 of revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We have a diverse customer base of psychiatrists in group psychiatric practices in the United States. For the three months ended March 31, 2020, one customer accounted for more than 10% of our revenues. For three months ended March 31, 2019, no customer accounted for more than 10% of our revenues.

We market our products in a few select markets outside the United States through independent distributors. International revenues represented 3% and 1% of our total revenues for the three months ended March 31, 2020 and March 31, 2019, respectively. In October 2017, we entered into an exclusive distribution agreement with Teijin Pharma Limited, or Teijin, for the distribution of our NeuroStar Advanced Therapy Systems and Treatment Sessions to customers who will treat patients with MDD in Japan. We received regulatory approval for our system in Japan in September 2017, and we received the initial reimbursement of JPY 12,000 per Treatment Session, which went into effect on June 1, 2019. We expect our international revenues to increase over time as a percentage of our total revenues as we grow system placements and utilization in Japan.

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

Our total revenues decreased by $1.3 million, or -10%, from $12.7 million for the three months ended March 31, 2019 to $11.5 million for the three months ended March 31, 2020 For the three months ended March 31, 2020, our U.S. revenues were $11.2 million compared to $12.5 million for the three months ended March 31, 2019 , which represents a decrease of 11% period over period. The decline was primarily attributable to the impact of the COVID-19 pandemic and related governmental responses. Due to the seasonality of our sales, during the first quarter of each year, we typically experience reduced revenues compared to our other quarters. We incurred net losses of $12.6 million for the three months ended March 31, 2020 compared to net losses of $7.5 million and for the three months ended March 31, 2019. We expect to continue to incur losses for the next several years as we expand our commercial organization to support our planned sales growth and while continuing to invest in our pipeline indications. As of March 31, 2020, we had an accumulated deficit of $262.7 million.

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact business partners. While we began to experience disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic may have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Certain states and cities, including where our principal place of business is located, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. The Company cannot predict if additional states and cities will implement similar restrictions or when restrictions currently in place will expire. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which the Company operates. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

On April 8, 2020, Neuronetics, Inc. (the “Company”) adopted a plan to significantly reduce operating expenses in connection with the COVID-19 pandemic and the resulting economic downturn (the “Plan”). The Plan included a significant reduction in force across all functions within the Company (the “RIF”).

In the second quarter of 2020, the Company estimates that it will pay and record one-time separation-related charges for the RIF equal to approximately $2.1 million. The Company estimates that the Plan will produce net savings of approximately $18 million through December 31, 2020. The separation-related charges and cost savings that the Company expects to incur or realize in connection with the Plan are subject to a number of assumptions, and actual results may differ materially. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Plan. Following the second quarter RIF, the Company’s workforce totaled 117 employees.

The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with government officials and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”

Components of Our Results of Operations

Revenues

To date, we have generated revenues primarily from the capital portion of our business and related sales and rentals of the NeuroStar Advanced Therapy System and the recurring revenues from our sale of treatment sessions in the United States.

NeuroStar Advanced Therapy System Revenues.    NeuroStar Advanced Therapy System revenues consist primarily of sales or rentals of a capital component, including upgrades to the equipment attributable to the initial sale of the system. NeuroStar Advanced Therapy Systems can be purchased outright or on a rent-to-own basis by certain customers. We had an installed base of 1,119 and 931 active NeuroStar Advanced Therapy Systems as of March 31, 2020 and 2019, respectively.

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

We refer you to the section titled “Critical Accounting Policies and Use of Estimates—Revenue Recognition” appearing in our Form 10-K filed with the SEC on March 3, 2020. We also refer you to “Note 3. Summary of Significant Accounting Policies.”

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

We anticipate that our general and administrative expenses will decrease in absolute dollars because of the impact of COVID-19 pandemic, related government responses and company’s reduction in force announced in April 2020.

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

We plan to incur research and development expenses for the near future as we expect to continue our development of TMS Therapy for the treatment of additional patient populations and new indications, as well as for various hardware and software development projects.

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

Results of Operations

Comparison of the Three Months ended March 31, 2020 and 2019

	Three Months Ended March 31,		Increase / (Decrease)
	2020	2019	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$11,476	$12,728	$(1,252)	-10%
Cost of revenues	2,811	2,807	4	0%
Gross Profit	8,665	9,921	(1,256)	-13%
Gross Margin	75.5%	77.9%
Operating expenses:
Sales and marketing	10,723	9,592	1,131	12%
General and administrative	5,287	4,599	688	15%
Research and development	3,021	2,786	235	8%
Total operating expenses	19,031	16,977	2,054	12%
Loss from Operations	(10,366)	(7,056)	(3,310)	-47%
Other (income) expense:
Interest expense	1,523	919	604	66%
Loss on extinguishment of debt	924	-	924	100%
Other expense (income), net	(200)	(446)	246	-55%
Net Loss	$(12,613)	$(7,529)	$(5,084)	-68%

	Revenues by Geography Three Months Ended March 31,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
United States	$11,177	97%	$12,546	99%
International	299	3%	182	1%
Total revenues	$11,476	100%	$12,728	100%

	U.S. Revenues by Product Category Three Months Ended March 31,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$2,594	23%	$3,350	27%
Treatment sessions	8,193	74%	8,778	70%
Other	390	3%	418	3%
Total U.S. revenues	$11,177	100%	$12,546	100%

	United States NeuroStar Advanced Therapy System Revenues by Type Quarter ended March 31,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Capital	$2,410	93%	$2,939	88%
Operating lease	155	6%	182	5%
Other	29	1%	229	7%
Total United States NeuroStar Advanced Therapy System revenues	$2,594	100%	$3,350	100%

Revenues

Total revenues decreased by $1.3 million, or -10%, from $12.7 million for the three months ended March 31, 2019 to $11.5 million for the three months ended March 31, 2020. The decrease was primarily driven by an 11% reduction in U.S. revenue, offset by an increase in international revenue. The year over year growth in international revenue was primarily driven by increased System sales and Treatment Session purchases.

NeuroStar Advanced Therapy System revenues represented 23% and 27% of U.S. revenues for the three months ended March 31, 2020 and 2019, respectively. U.S. NeuroStar Advanced Therapy System revenue for the first quarter of 2020 was $2.6 million, a decrease of 23% versus first quarter 2019 revenue of $3.4 million. The decrease was primarily driven by lower blended NeuroStar Capital System ASPs due to higher mix of sales type leases during the quarter, as well as lower other revenue related to fewer HP Coil upgrades sold in the first quarter of 2020. In the quarter, the company sold 43 systems, equal to the prior year quarter.

As of March 31, 2020, we had an installed base of 1,119 active Systems in the United States. This represents an increase of 188 units, or 20%, over the active installed base as of March 31, 2019.

Treatment Session revenues in the United States represented 74% and 70% of total revenues in the United States for the three months ended March 31, 2020 and 2019, respectively, and decreased by 7% from $8.8 million for the three months ended March 31, 2019 to $8.2 million for the three months ended March 31, 2020. The decrease was primarily driven by a decline in average revenue per active system, largely driven by a reduction in per click Treatment Session volume during March which we believe was caused by the impact from COVID-19.

Cost of Revenues and Gross Margin

Cost of revenues remained flat at $2.8 million for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019 Gross margin decreased from 77.9% for the three months ended March 31, 2019 to 75.5% for the three months ended March 31, 2020. The decrease was primarily a result of lower percentage of sales-type leases combined with lower average selling prices on capital sales, as well as lower average selling prices on per click sessions.

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.1 million, or 12%, from $9.6 million for the three months ended March 31, 2019 to $10.7 million for the three months ended March 31, 2020. The increase was primarily due to increased personnel costs as a result of our sales expansion activities, outside consulting fees and an increase in our bad debt provision, due to perceived risks with some of our customer accounts.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million, or 15%, from $4.6 million for the three months ended March 31, 2019 to $5.3 million for the three months ended March 31, 2020. The increase was primarily due to an increase in severance expense partially offset by a decrease in professional and miscellaneous fees.

Research and Development Expenses

Research and development expenses increased $0.2 million, or 8%, from $2.8 million for the three months ended March 31, 2019 to $3.0 million for the three months ended March 31, 2020. The increase was primarily due to higher product development costs related to the development of the next generation of our NeuroStar Advanced Therapy System and TrakStar practice management system.

Interest Expense

Interest expense increased $0.6 million from $0.9 million for the three months ended March 31, 2019 to $1.5 million for the three months ended March 31, 2020. This increase is primarily due to early payment fees associated with the Oxford Facility. We also refer you to “Note 12. DEBT.”

Other Expense (Income), Net

Other expense (income), net decreased by $0.2 million, from $(0.4) million for the three months ended March 31, 2019 to $(0.2) million for the three months ended March 31, 2020, primarily as a result of decreased interest income earned on the Company’s money market accounts.

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

As of March 31, 2020, we had cash and cash equivalents of $63.6 million and an accumulated deficit of $262.7 million, compared to cash and cash equivalents of $75.7 million and an accumulated deficit of $250.1 million as of December 31, 2019. We incurred negative cash flows from operating activities of $13.7 million and $9.6 million for the three months ended March 31, 2020 and March 31, 2019, respectively. We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to expand our sales and marketing initiatives to support our growth in existing and new markets, invest funds in additional research and development activities and utilize cash for other corporate purposes. Our primary sources of capital to date have been from our IPO, private placements of our convertible preferred securities, borrowings under our credit facilities and sales of our products. As of March 31, 2020, we had $35.0 million of borrowings outstanding under our credit facility, which matures in February 2025.

We cannot predict our revenues and expenses in the short term as a result of the COVID-19 pandemic and related governmental responses. We also incur additional costs as a public company. Based on our current business plan, we believe that our cash and cash equivalents as of March 31, 2020 and anticipated revenues from sales of our products will be sufficient to meet our cash requirements for at least the next 18 months after March 31, 2020. However, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional common or preferred equity or debt securities or enter into a new credit facility or another form of third-party funding or seek other debt financing. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all. It is also possible that we may allocate significant amounts of capital towards products or technologies for which market demand is lower than expected and, as a result, abandon such efforts. If we are unable to maintain our current financing or obtain adequate additional financing when we require it, or if we obtain financing on terms which are not favorable to us, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may be required to delay the development, commercialization and marketing of our products.

Our current and future funding requirements will depend on many factors, including:

•	the impact of COVID-19 and related governmental responses;
•	our ability to achieve revenue growth and improve operating margins;
•	compliance with the terms and conditions, including covenants, set forth in our credit facility;
•	the cost of expanding our operations and offerings, including our sales and marketing efforts;
•	our ability to improve or maintain coverage and reimbursement arrangements with domestic third-party and government payors, particularly in Japan;
•	our rate of progress in establishing coverage and reimbursement arrangements from international commercial third-party and government payors;
•	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our products and maintaining or improving our sales to our current customers;
•	the cost of research and development activities, including research and development relating to additional indications, which may include bipolar depression and PTSD;
•	the effect of competing technological and market developments;
•	costs related to international expansion; and
•	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net Cash Used in Operating Activities	$(13,650)	$(9,570)
Net Cash Used in Investing Activities	(266)	(274)
Net Cash Provided by Financing Activities	1,855	1,407
Net Decrease in Cash and Cash Equivalents	$(12,061)	$(8,437)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 was $13.7 million, consisting primarily of a net loss of $12.6 million and a decrease in net operating liabilities of $4.0 million, partially offset by non-cash charges of 3.0 million The decrease in net operating liabilities was primarily due to decreases in accounts payable and accrued expenses as a result of timing and the first quarter 2020 payments of 2019 incentive compensation and commissions accrued as of December 31, 2019. Non-cash charges consisted of loss on debt extinguishment, depreciation and amortization, non-cash interest expense, share-based compensation, and the cost of rental units purchased by customers.

Net cash used in operating activities for the three months ended March 31, 2019 was $9.6 million, consisting primarily of a net loss of $7.5 million and a decrease in net operating liabilities of $3.0 million, partially offset by non-cash charges of 0.9. The decrease in net operating liabilities was primarily due to a decrease in accrued expenses as a result of the first quarter 2018 payments of 2017 incentive compensation and commissions accrued as of December 31, 2017. Non-cash charges consisted of depreciation and amortization, non-cash interest expense, share-based compensation, the cost of rental units purchased by customers and the change in the fair value of the liability related to our then-outstanding convertible preferred stock warrants.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 and the three months ended March 31, 2019 was $0.3 million and was in each case attributable to purchases of property and equipment and capitalized software costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 was $1.9 million and consisted of additional proceeds from our loan refinance and cash proceeds related to stock option exercises. Net cash provided by financing activities for the three months ended March 31, 2019 was $1.4 million, consisting of cash proceeds related to stock option exercises.

Indebtedness

Solar Credit Facility

On March 2, 2020, the “Company entered into a loan and security agreement with Solar Capital Ltd. (“Solar”), as collateral agent, and other lenders defined in the agreement, for a credit facility (the “Solar Facility”) that replaced the Company’s previous $35.0 million credit facility with Oxford Finance LLC (“Oxford”, and such facility, the “Oxford Facility”).

The Solar Facility permits the Company to borrow up to an aggregate amount of $50.0 million in two tranches of term loans, a “Term A Loan” and “Term B Loan.” On March 2, 2020, the Company borrowed an aggregate amount of $35.0 million, which was the aggregate amount available under the Term A Loan portion of the Solar Facility. The Term A Loan portion of the Solar Facility matures, and all amounts borrowed thereunder are due, on February 28, 2025. Under the Term B Loan portion of the Solar Facility, the Company is permitted to borrow, at its election, up to an aggregate amount of $15.0 million, (i) upon the Company achieving a specified amount of trailing twelve months net product revenue, and (ii) assuming there has been no event of default under the Solar Facility prior to such election. Once the net product revenue condition has been satisfied, the Company may only make an election to borrow under the Term B Loan portion of the Solar Facility until the earlier of (a) December 15, 2021, (b) 30 days following achievement of the net product revenue condition or (c) the occurrence of an event of default.

Each of the Term A Loan and Term B Loan accrue interest from the date of borrowing through the date of repayment at a floating per annum rate of interest, which resets monthly and is equal to 7.65% plus the greater of (a) 1.66% or (b) the rate per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. The Term A Loan and the Term B Loan both include an interest-only period through March 1, 2022, after which time the Company will be required to make monthly payments of principal and interest. Monthly principal payments are to be paid in equal amounts on a pro rata basis to lenders. At the Company’s election, the interest only period may be extended through February 2023 if the Company satisfies a minimum net product revenue covenant through March 1, 2022 and no event of default shall have occurred.

In addition to the principal and interest payments due under the Solar Facility, the Company is required to pay a final payment fee to Solar due upon the earlier of prepayment, acceleration or the maturity date of the Term A Loan or Term B Loan portion of the Solar Facility equal to 5.50% of the principal amount of the term loans actually funded. The Company is accruing the final payment fees using the effective interest rate, with a charge to non-cash interest expense, over the term of borrowing. If the Company prepays either the of the Term A Loan or Term B Loan prior to their respective scheduled maturities, the Company will also be required to pay prepayment fees to Solar equal to 3% of the principal amount of such term loan then-prepaid if prepaid on or before the first anniversary of funding, 2% of the principal amount of such term loan then-prepaid if prepaid after the first anniversary and on or before the second anniversary of funding, or 1% of the principal amount of such term loan then-prepaid if prepaid after the second anniversary of funding of the principal amounts borrowed.

The Company is also required to pay Solar an exit fee upon the occurrence, prior to March 2, 2030, of (a) any liquidation, dissolution or winding up of the Company, (b) transaction that results in a person obtaining control over the Company, (c) the Company achieving $100 million in trailing twelve month net product revenue or (d) the Company achieving $125 million in trailing twelve month net product revenue. The exit fee for liquidation, dissolution, winding up or change of control of the Company is equal to 4.50% of the principal amount of the term loans actually funded. The exit fee for achieving either $100 million or $125 million in trailing twelve-month net product revenue is equal to 2.25% of the principal amount of the term loans actually funded or, if both net product revenue milestones are achieved, 4.50% of the principal amount of the term loans actually funded. The exit fee is capped at 4.50% of the principal amount of the term loans actually funded.

The Company’s obligations under the credit facility are secured by a first priority security interest in substantially all of its assets, including its intellectual property. The loan and security agreement requires the Company to comply with certain financial covenants as well as customary affirmative and negative covenants.

The loan and security agreement related to the credit facility contains events of default, including, without limitation, events of default upon: (i) failure to make payment pursuant to the terms of the agreement; (ii) violation of covenants; (iii) material adverse changes to the Company’s business; (iv) attachment or levy on the Company’s assets or judicial restraint on its business; (v) insolvency; (vi) material cross-defaults; (vii) significant judgments, orders or decrees for payments by the Company not covered by insurance; (viii) incorrectness of representations and warranties; (ix) incurrence of subordinated debt; (x) a termination or breach of a guaranty; (xi) revocation of governmental approvals necessary for the Company to conduct its business; and (xii) failure by the Company to maintain a valid and perfected lien on the collateral securing the borrowing.

The borrowings are subject to financial covenants, including the Company’s achievement of trailing twelve month net revenue goals beginning December 31, 2020.  The agreement also includes subjective acceleration clauses which permit  the lenders to accelerate the maturity date under certain circumstances, including, but not limited to, material adverse effects on a Company’s financial status or otherwise.  While the Company believes the acceleration of the due date may be reasonably possible, it is not probable and therefore, the debt is classified as a non-current liability in the accompanying balance sheet as of March 31, 2020.

As of March 31, 2020, the Company is in compliance with all covenants in the loan and security agreement.

Based on the current amortization of the outstanding principal amounts of the Term A Loan beginning on April 1, 2022 as discussed above, the following table sets forth by year the Company’s required future principal payments (in thousands):

Year:	Principal Payments
2022	$8,750
2023	11,667
2024	11,667
2025	2,916
Total principal payments	$35,000

Oxford Credit Facility

Prior to March 2020, the Company had a $35.0 million credit facility in place with Oxford, which it entered into in March 2017 and that allowed it to borrow up to $35.0 million in three tranches of term loans: a Term A Loan in the amount of $25 million, which was drawn immediately upon closing in March 2017, a Term B Loan in the amount of $5.0 million, which was drawn down in December 2017, and a Term C Loan in the amount of $5.0 million which was never drawn down. Each term loan accrued interest from the date of borrowing through the date of repayment at a floating per annum rate of interest, which reset monthly and was equal to the greater of (a) 8.15% or (b) the 30 day U.S. LIBOR on the last business day of the month plus 7.38%. This facility featured an interest-only period on all tranches through March 2019.

In addition to principal and interest payments due under the $35.0 million Oxford credit facility, the Company was required to make final payment fees to Oxford upon the earlier of prepayment or maturity and equal to 8.5% and 7.5% of the principal amounts of the Term A and Term B Loans, respectively. The Company accrued final payment fees using the effective interest rate, with a charge to non-cash interest expense, over the term of borrowing and until its entry into the Solar credit facility in March 2020, at which time the Company paid Oxford $2.5 million in satisfaction of all final payment fee liabilities due under the Oxford credit facility.

The Company evaluated whether the Solar credit facility entered into in March 2020 represented a debt modification or extinguishment in accordance with ASC 470-50, Debt—Modifications and Extinguishments and determined that the existing debt was extinguished as a result of the full repayment of the existing facility and concurrent issuance of a new credit facility with a new lender. The unamortized balance of the Company’s combined debt discount and deferred issuance costs of $0.6 million related to the Oxford facility were accounted for as a loss on extinguishment of debt.

Cash and Non-Cash Interest Expense

For the three months ended March 31, 2020, we recognized interest expense of $1.5 million, of which $1.4 million was cash and $0.1 million was non-cash interest expense related to the amortization of deferred financing costs and accrual of final payment fees. For the three months ended March 31, 2019, we recognized interest expense of $0.9 million, of which $0.7 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred financing costs and accrual of final payment fees.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, partnerships or other relationships with unconsolidated entities, often referred to as structured finance or special-purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Commitments and Contractual Obligations

As of March 31, 2020, there was one significant change to our commitments and future minimum contractual obligations as set forth in our Form 10-K, filed with the SEC on March 3, 2020. We refer you to “Note 9. Debt” in this Quarterly Report on Form 10-Q for information regarding our new debt agreements.

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

As discussed above in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Indebtedness” section of this Quarterly Report on Form 10-Q, our credit facility bears interest at 7.65% plus the greater of (a) 1.66% or (b) the rate per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. As a result, we are exposed to risks from changes in interest rates.

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

COVID-19

During the first quarter of 2020, the Company experienced a material impact to revenue in March, particularly with regards to U.S. treatment session revenues. As noted in the Company’s April 8, 2020 press release, the Company expects that capital equipment sales and treatment session revenues will be materially impacted by this pandemic as customers are deferring capital purchase decisions, and new patient treatment starts and system utilization have declined compared to pre-COVID-19 projections.

The Company previously withdrew full year 2020 guidance on April 8, 2020. At this date, the Company is currently unable to estimate the specific duration or scale of the impact of the COVID-19 pandemic on its financial and operating results.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Co-Principal Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Co-Principal Executive Officers and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Co-Principal Executive Officers and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Co-Principal Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2020 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject from time to time to various claims and legal actions arising during the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 3, 2020. With the exception of the following, there have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The terms of our credit facility place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

In March 2020, we entered into a $50.0 million credit facility with Solar Capital Ltd., or Solar, that is secured by a lien covering substantially all of our assets. The credit facility contains customary covenants and events of default applicable to us. The affirmative covenants include, among others, a covenant that requires us to achieve agreed amounts of trailing twelve month net product revenue, measured monthly through the term of the credit facility. The negative covenants include, among others, restrictions on us transferring collateral, changing businesses, engaging in mergers or acquisitions, incurring additional indebtedness and encumbering collateral. There is no guarantee that we will maintain compliance with the covenants under the credit facility, and the COVID-19 pandemic and resulting economic turmoil and related impacts on our financial condition or results of operations may, in whole or in part, cause us to breach one or more of such covenants. If we default under the credit facility, Solar may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, Solar’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Solar could declare a default upon the occurrence of any event that it interprets as a material adverse effect as defined under the credit facility, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by Solar of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our decision to repay the funds we received under the Paycheck Protection Program reduces the amount of cash available to us.

On March 27, 2020, the federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in response to the economic turmoil resulting from the COVID-19 pandemic. Among the measures included within the CARES Act was the establishment of an expanded loan program under Section 7(a) of the Small Business Act called the Paycheck Protection Program (“PPP”). On April 13, 2020, we filed a PPP loan application, and on April 23, 2020, we received a PPP loan in the amount of $6.4 million.  Since the date of the Company’s loan application, questions have arisen as to whether public companies similarly situated as the Company are eligible for a PPP loan, with the Small Business Administration announcing its plans to audit each PPP loan of more than $2 million.  The Company believes that when it submitted its PPP loan application, it was eligible to receive a PPP loan, and its certifications in the PPP loan application were made in good faith and true.  In particular, the Company believes that its PPP loan application was necessary due to the impact of COVID-19 and the resulting economic turmoil on our current business activity, including our financial condition, results of operation and cash flows, and our lack of access to other sources of liquidity sufficient to support our ongoing operations in a manner that is not significantly detrimental to the business.

In light of the lack of clarity concerning the Company’s PPP loan eligibility and in order to avoid the costs and potential liabilities associated with a determination by the SBA or other regulator that the Company was ineligible, on May 1, 2020, the Company notified Silicon Valley Bank, the lender of its PPP loan, of its intention to repay the PPP loan.  The Company intends to repay the PPP loan on or before May 7, 2020. Such early repayment of the PPP loan, including the portion that would have been forgivable under the terms of the PPP, will reduce the amount of cash available to the Company to support our ongoing operations.  Consequently, such repayment could have a material adverse effect on our business, financial condition, results of operations, or cash flows, especially if the economic recovery from the COVID-19 pandemic does not occur on the timeline that we currently expect.

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

10.1

Loan and Security Agreement, dated March 3, 2020, by and among Solar Capital Ltd., as collateral agent, the lenders listed on Schedule 1.1 thereto, and Neuronetics, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 3, 2020)

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

NEURONETICS, INC. (Registrant)

Date: May 5, 2020	By:	/s/ W. Andrew Macan
	Name:	W. Andrew Macan
	Title:	Senior Vice President, General Counsel, Chief Compliance Officer, Corporate Secretary and Member of the Office of the President
(Principal Executive Officer)

Date: May 5, 2020	By:	/s/ Stephen Furlong
	Name:	Stephen Furlong
	Title:	VP, Finance, Chief Financial Officer and Member of the Office of the President
(Principal Executive Officer and Principal Financial and Accounting Officer)