Form 10-Q
period 2020-06-30
Neuronetics, Inc.
filed 2020-08-04
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

There were 18,862,148 shares of the registrant’s common stock outstanding as of July 31, 2020.

NEURONETICS, INC.

Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEURONETICS, INC.

Balance Sheets

(Unaudited; In thousands, except per share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$53,997	$75,708
Accounts receivable, net	6,636	6,569
Inventory	3,332	2,775
Current portion of net investments in sales-type leases	1,305	880
Current portion of prepaid commission expense	851	689
Prepaid expenses and other current assets	1,091	1,830
Total current assets	67,212	88,451
Property and equipment, net	828	1,107
Operating lease right-of-use assets	3,610	3,796
Net investments in sales-type leases	2,082	1,730
Prepaid commission expense	4,340	3,779
Other assets	1,922	1,305
Total Assets	$79,994	$100,168
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,324	$4,625
Accrued expenses	5,661	9,031
Deferred revenue	2,413	2,228
Current portion of operating lease liabilities	577	559
Current portion of long-term debt, net	34,373	11,250
Total current liabilities	45,348	27,693
Long-term debt, net	-	19,898
Deferred revenue	1,935	2,106
Operating lease liabilities	3,271	2,619
Total Liabilities	50,554	52,316
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding at June 30, 2020 and December 31, 2019	-	-
Common stock, $0.01 par value: 200,000 shares authorized; 18,809 and 18,645 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	188	186
Additional paid-in capital	299,717	297,753
Accumulated deficit	(270,465)	(250,087)
Total Stockholders' Equity	29,440	47,852
Total Liabilities and Stockholders’ Equity	$79,994	$100,168

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Operations

(Unaudited; In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$9,741	$16,572	$21,217	$29,300
Cost of revenues	2,323	4,171	5,134	6,978
Gross Profit	7,418	12,401	16,083	22,322
Operating expenses:
Sales and marketing	8,151	11,523	18,874	21,115
General and administrative	4,010	4,261	9,298	8,860
Research and development	2,116	3,224	5,137	6,010
Total operating expenses	14,277	19,008	33,309	35,985
Loss from Operations	(6,859)	(6,607)	(17,226)	(13,663)
Other (income) expense:
Interest expense	986	931	2,509	1,850
Loss on extinguishment of debt	-	-	924	-
Other (income) expense, net	(80)	(444)	(281)	(890)
Net Loss	$(7,765)	$(7,094)	$(20,378)	$(14,623)
Net loss per share of common stock outstanding, basic and diluted	$(0.41)	$(0.39)	$(1.09)	(0.80)
Weighted-average common shares outstanding, basic and diluted	18,747	18,351	18,714	18,189

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statement of Changes in Stockholders’ Equity

(Unaudited; In thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	17,744	$177	$291,908	$(221,043)	$71,042
Share-based awards and options exercises	483	5	1,402	-	1,407
Share-based compensation expense	-	-	501	-	501
Net loss	-	-	-	(7,529)	(7,529)
Balance at March 31, 2019	18,227	$182	$293,811	$(228,572)	$65,421
Share-based awards and options exercises	218	2	468	-	470
Share-based compensation expense	-	-	1,022	-	1,022
Net loss	-	-	-	(7,094)	(7,094)
Balance at June 30, 2019	18,445	$184	$295,301	$(235,666)	$59,819

Balance at December 31, 2019	18,645	$186	$297,753	$(250,087)	$47,852
Share-based awards and options exercises	81	1	75	-	76
Share-based compensation expense	-	-	1,196	-	1,196
Net loss	-	-	-	(12,613)	(12,613)
Balance at March 31, 2020	18,726	$187	$299,024	$(262,700)	$36,511
Share-based awards and options exercises	83	1	47	-	48
Share-based compensation expense	-	-	646	-	646
Net loss	-	-	-	(7,765)	(7,765)
Balance at June 30, 2020	18,809	$188	$299,717	$(270,465)	$29,440

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Cash Flows

(Unaudited; In thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(20,378)	$(14,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	534	457
Share-based compensation	1,842	1,523
Non-cash interest expense	944	362
Cost of rental units purchased by customers	122	77
Loss on extinguishment of debt	622	-
Changes in certain assets and liabilities:
Accounts receivable, net	(66)	(1,216)
Inventory	(557)	(82)
Net investments in sales-type leases	(777)	(640)
Leasehold reimbursement	836	-
Prepaid commission expense	(723)	(1,579)
Prepaid expenses and other assets	356	941
Accounts payable	(2,408)	(228)
Accrued expenses	(3,492)	(1,044)
Deferred revenue	14	(366)
Net Cash Used in Operating Activities	(23,131)	(16,418)
Cash Flows from Investing Activities:
Purchases of property and equipment and capitalized software	(484)	(398)
Net Cash Used in Investing Activities	(484)	(398)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	41,360	-
Repayment of long-term debt	(38,860)	-
Payments of debt issuance costs	(721)	-
Proceeds from exercises of stock options	124	1,877
Net Cash Provided by Financing Activities	1,903	1,877
Net Decrease in Cash and Cash Equivalents	(21,711)	(14,939)
Cash and Cash Equivalents, Beginning of Period	75,708	104,583
Cash and Cash Equivalents, End of Period	$53,997	$89,644
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,227	$1,494
Transfer of inventory to property and equipment	$-	$37
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$-	$13

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

COVID-19

The Company is monitoring the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact the Company’s customers, supply chain, employees and other business partners. While the Company began to experience significant disruptions in March 2020 through the end of June 2020, from the COVID-19 pandemic, it is unable to predict the full impact that the COVID-19 pandemic may have on its financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets.

The Company applied for and received a $6.4 million loan in April 2020 under the Paycheck Protection Program (the “PPP”) established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020.  Due to questions concerning the eligibility of public companies similarly situated to the Company, on May 7, 2020, the Company repaid the loan in full, including interest accrued to date.

Liquidity

As of June 30, 2020, the Company had cash and cash equivalents of $54.0 million and an accumulated deficit of $270.5 million. The Company incurred negative cash flows from operating activities of $30.5 million for the year ended December 31, 2019 and $23.1 million for the six months ended June 30, 2020. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company continues to invest in sales, marketing and product development activities. The Company’s primary sources of capital to date have been proceeds from its IPO, private placements of its convertible preferred securities, borrowings under its credit facilities and revenues from sales of its products. As of June 30, 2020, the Company had $35.0 million of borrowings outstanding under its credit facility, which has a final maturity in February 2025. As discussed in Note 12, the outstanding balance under the credit facility is classified as a current liability as of June 30, 2020. Management believes that the Company’s cash and cash equivalents and anticipated revenues from sales of its products are sufficient to fund the Company’s operations (including the potential repayment of the credit facility if a waiver or amendment is not obtained) for at least 12 months from the issuance of these financial statements.

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission, or SEC, which permit reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying balance sheets and statements of operations and stockholders’ deficit and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s Form 10-K filed with the SEC on March 3, 2020, wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

These ASUs are effective for fiscal years beginning after December 15, 2022 for entities that are eligible to be defined by the SEC as a smaller reporting company. The Company is a smaller reporting company.

5.	FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaids and other current assets, and accounts payable on the Company’s balance sheets approximated their fair values as of June 30, 2020 and December 31, 2019 due to their short-term nature. The carrying values of the Company’s credit facility approximated its fair value as of June 30, 2020 and December 31, 2019 due to its variable interest rate.

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

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (cash equivalents)	$51,362	$51,362	$51,362	$-	$-

	December 31, 2019
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (cash equivalents)	$67,650	$67,650	$67,650	$-	$-

6.	ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Gross accounts receivable - trade	$7,990	$7,117
Less: Allowances for doubtful accounts	(1,354)	(548)
Accounts receivable, net	$6,636	$6,569

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

7.	PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

The following table presents the composition of property and equipment, net as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Laboratory equipment	$150	$150
Office equipment	487	487
Computer equipment and software	1,255	1,218
Manufacturing equipment	273	273
Leasehold improvements	423	423
Rental equipment	519	763
Property and equipment, gross	3,107	3,314
Less: Accumulated depreciation	(2,279)	(2,207)
Property and equipment, net	$828	$1,107

As of June 30, 2020 and December 31, 2019, the Company had capitalized software costs, net of $1.3 million and $1.2 million, respectively, which are included in “Other assets” on the balance sheet.

Depreciation and amortization expense was $0.2 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively and $0.5 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively .
8.	LEASES

Lessee:

The Company has operating leases for its corporate headquarters and office equipment, including copiers. The Company leases approximately 42,000 square foot facility in Malvern, Pennsylvania for its corporate headquarters, which includes office and warehouse space. The Company does not currently have any finance leases or executed leases that have not yet commenced.

Operating lease rent expense was $0.2 million and $0.3 million for the three and six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 the weighted-average remaining lease term of operating leases was 7.6 years and the weighted-average discount rate was 6.5%.

In the first quarter of 2020, the Company received a reimbursement of $0.8 million for leasehold expenses previously incurred in connection with the lease agreement for its Malvern facility. The reimbursement was recorded as an offset to the non-current lease liability that was established when the lease agreement was executed.

The following table presents the supplemental cash flow information as a lessee related to leases (in thousands):

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$394	$175
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$4,164

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The following table sets forth by year the required future payments of operating lease liabilities (in thousands):

June 30, 2020
Remainder of 2020	$297
2021	616
2022	641
2023	637
2024	646
Thereafter	2,147
Total lease payments	4,984
Less imputed interest	(1,136)
Present value of operating lease liabilities	$3,848

Lessor sales-type leases:

Certain customers have purchased NeuroStar Advanced Therapy Systems on a rent-to-own basis. The lease term is three years with a customer option to purchase the NeuroStar Advanced Therapy System at the end of the lease or automatic transfer of ownership of the NeuroStar Advanced Therapy System at the end of the lease.

The following table sets forth the profit recognized on sales-type leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Profit recognized at commencement, net	$474	$118	$726	$262
Interest income	-	-	-	-
Total sales-type lease income	$474	$118	$726	$262

The following table sets forth a maturity analysis of the undiscounted lease receivables related to sales-type leases (in thousands):

June 30, 2020
Remainder of 2020	$653
2021	1,347
2022	1,143
2023	244
Total sales-type lease receivables	$3,387

As of June 30, 2020, the carrying amount of the lease receivables is $3.4 million. The Company does not have any unguaranteed residual assets.

Lessor operating leases:

NeuroStar Advanced Therapy Systems sold on a rent-to-own basis prior to January 1, 2019 are accounted for as operating leases. For the three months ended June 30, 2020 and 2019, the Company recognized operating lease income of $0.1 million in each period. For the six months ended June 30, 2020 and June 30, 2019, the Company recognized operating lease income of $0.2 million and $0.3 million, respectively.

The following table sets forth a maturity analysis of its undiscounted lease receivables related to operating leases:

June 30, 2020
Remainder of 2020	$280
2021	150
Total lease receivables	$430

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The Company maintained Rental Equipment, net of $0.3 million and $0.5 million, as of June 30, 2020 and December 31, 2019, respectively, which are included in “Property and equipment, net” on the balance sheet. Rental equipment depreciation expense was $0.02 million and $0.05 million for the three months ended June 30, 2020 and 2019, respectively and $0.05 million and $0.1 million for the six months ended June 30, 2020 and 2019 .
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

On the Company's balance sheets, the current portion of capitalized contract costs is represented by the current portion of prepaid commission expense, while the long-term portion is included in prepaid commission expense. Amortization expense was $0.2 million and $0.04 million for the three months ended June 30, 2020 and 2019, respectively, and $0.4 million and $0.1 million for the six months ended June 30, 2020 and 2019, respectively.

10.	ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Compensation and related benefits	$3,288	$5,724
Consulting and professional fees	557	373
Research and development expenses	368	674
Sales and marketing expenses	113	127
Warranty	559	639
Sales and other taxes payable	432	700
Interest payable	-	234
Other	344	560
Accrued expenses	$5,661	$9,031

11.	DEFERRED REVENUE

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

As of June 30, 2020, the Company expects to recognize approximately the following percentages of deferred revenue by year:

Year:	Revenue Recognition
Remainder of 2020	42%
2021	17%
2022	12%
2023	13%
2024	13%
Thereafter	3%
Total	100%

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

Revenue recognized for the three and six months ended June 30, 2020 that was included in the contract liability balance at the beginning of the year was $0.4 million and $1.3 million respectively, and primarily represented revenue earned from separately priced extended warranties, rent-to-own revenue, milestone revenue, and clinical training.

Customers

For the three and six months ended June 30, 2020 one customer accounted for more than 10% of the Company’s revenues. No customer accounted for more than 10% of the Company’s revenues for the same periods in 2019.

12.	DEBT

The following table presents the composition of debt as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Outstanding principal	$35,000	$30,000
Accrued final payment fees	1,925	1,838
Less debt discounts	(2,552)	(690)
Total debt, net	34,373	31,148
Less current portion	(34,373)	(11,250)
Long-term debt, net	$-	$19,898

For the three months ended June 30, 2020, the Company recognized interest expense of $1.0 million, of which $0.8 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees. For the three months ended June 30, 2019, the Company recognized interest expense of $0.9 million, of which $0.7 million was cash paid for interest during the period and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

For the six months ended June 30, 2020, the Company recognized interest expense of $2.5 million, of which $2.2 million was cash and $0.3 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees. For the six months ended June 30, 2019, the Company recognized interest expense of $1.9 million, of which $1.5 million was cash paid for interest during the period and $0.4 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

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

Notes to Interim Financial Statements

(Unaudited)

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

The Solar Facility contains events of default, including, without limitation, events of default upon: (i) failure to make payment pursuant to the terms of the agreement; (ii) violation of covenants; (iii) material adverse changes to the Company’s business; (iv) attachment or levy on the Company’s assets or judicial restraint on its business; (v) insolvency; (vi) material cross-defaults; (vii) significant judgments, orders or decrees for payments by the Company not covered by insurance; (viii) incorrectness of representations and warranties; (ix) incurrence of subordinated debt; (x) a termination or breach of a guaranty; (xi) revocation of governmental approvals necessary for the Company to conduct its business; and (xii) failure by the Company to maintain a valid and perfected lien on the collateral securing the borrowing.

As of June 30, 2020, the Company is in compliance with all covenants in the Solar Facility.

The Solar Facility includes a financial covenant requiring the attainment of a minimum trailing net revenue amount beginning on December 31, 2020. Based upon the Company’s projected revenues for the rest of 2020, the Company believes that it is probable that this minimum revenue covenant will not be achieved.  The Company is in discussions with the lenders for a potential covenant waiver or amendment, however, no formal agreement has been executed.  The Solar Facility also includes subjective acceleration clauses which permit the lenders to accelerate the maturity date under certain circumstances, including, but not limited to, material adverse effects on a Company’s financial status or otherwise.  In accordance with FASB ASC 470 because the Solar Facility contains subjective acceleration clauses and the assessment that it is probable that the revenue covenant will not be met as of December 31, 2020, the outstanding principal under the Solar Facility is classified as a current liability in the accompanying balance sheet as of June 30, 2020.

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

Common Stock

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Shares of common stock issued	18,809	18,645
Shares of common stock reserved for issuance for:
Common stock warrants outstanding	105	105
Stock options outstanding	1,865	2,415
Restricted stock units outstanding	1,289	245
Shares available for grant under stock incentive plan	1,295	1,215
Shares available for sale under employee stock purchase plan	608	421
Total shares of common stock issued and reserved for issuance	23,971	23,046

Common Stock Warrants

The following table summarizes the Company’s outstanding common stock warrants as of June 30, 2020 and December 31, 2019:

Warrants Outstanding (in thousands)	Exercise Price	Expiration Date
14	$19.55	Dec-2022
30	$9.73	Feb-2021
20	$9.73	Aug-2023
20	$9.73	Mar-2024
21	$9.73	Dec-2024
105

14.	LOSS PER SHARE

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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The following potentially dilutive securities outstanding as of June 30, 2020 and 2019 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	June 30,
	2020	2019
Stock options	1,865	2,507
Non-vested restricted stock awards	-	-
Non-vested restricted stock units	1,289	184
Common stock warrants	105	105

15.	SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its statements of operations for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$15	$19	$31	$29
Sales and marketing	236	404	666	608
General and administrative	261	479	868	697
Research and development	134	120	277	189
Total	$646	$1,022	$1,842	$1,523

2018 Equity Incentive Plan

In June 2018, the Company adopted the 2018 Equity Incentive Plan, or 2018 Plan, which authorized the issuance of up to 1.4 million shares, subject to an annual 4% increase based on the number of shares of common stock outstanding, in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. The amount and terms of grants are determined by the Company’s board of directors. All stock options granted to date have had exercise prices equal to the fair value, as determined by the closing price as reported by the Nasdaq Global Market, of the underlying common stock on the date of grant. The contractual term of stock options is up to 10 years, and stock options are exercisable in cash or as otherwise determined by the board of directors. Generally, stock options vest 25% upon the first anniversary of the date of grant and the remainder ratably monthly thereafter for 36 months. Restricted stock awards and restricted stock units vest ratably in three equal installments on the first, second and third anniversaries of the grant date. As of June 30, 2020, there were 1.3 million shares available for future issuance under the 2018 Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2020:

	Number of Shares under Option (in thousands)	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	2,415	$7.11
Granted	28	$2.94
Exercised	(98)	$1.28
Forfeited	(480)	$11.16
Outstanding at June 30, 2020	1,865	$6.31	5.2	$527
Exercisable at June 30, 2020	1,312	$4.63	3.8	$527
Vested and expected to vest at June 30, 2020	1,865	$6.31	5.2	$527

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The Company recognized share-based compensation expense related to stock options of $0.3 million and $0.7 million for the three months ended June 30, 2020 and 2019, respectively and $0.8 million and $1.0 million for the six months ended June 30, 2020 and June 30, 2019. As of June 30, 2020, there was $2.8 million of total unrecognized compensation cost related to non-vested stock options which the Company expects to recognize over a weighted-average period of 2.6 years. The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2020 was estimated at $1.52 per option. The total intrinsic value of stock options exercised during the six months ended June 30, 2020 was $0.2 million.

For the six months ended June 30, 2020, the grant-date fair value of stock options was estimated at the time of grant using the following weighted-average inputs and assumptions in the Black-Scholes option pricing model:

Estimated fair value of common stock	$2.94
Exercise price	$2.94
Expected term (in years)	6.1
Risk-free interest rate	1%
Expected volatility	55%
Dividend yield	0%

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the Company’s restricted stock award and restricted stock unit activity for the six months ended June 30, 2020:

	Non-vested Restricted Stock Units (in thousands)	Weighted- average Grant-date Fair Value
Non-vested at December 31, 2019	245	$15.23
Granted	1,504	$3.40
Vested	(66)	$15.26
Forfeited	(394)	$5.34
Non-vested at June 30, 2020	1,289	$4.45

The Company recognized $0.4 million and $0.3 million in share-based compensation expense related to restricted stock awards and restricted stock units for the three months ended June 30, 2020 and 2019, respectively and $1.0 million and $0.5 million for the six months ended June 30, 2020 and 2019. As of June 30, 2020, there was $4.8 million of unrecognized compensation cost related to non-vested restricted stock awards and restricted stock units, which the Company expects to recognize over a weighted-average period of 2.3 years. The total fair value at the vesting date of restricted stock awards and restricted stock units vested during the six months ended June 30, 2020 was $0.2 million.

16.COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements

The Company has entered into an employment agreement and offer letters with certain key executives, providing for compensation and severance in certain circumstances, as defined in the agreements. In connection with the separation agreement with our former chief executive officer, the Company recorded $0.0 million and $1.1 million in general administrative expense during thethree and six months ended June 30, 2020

Legal Matters

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

The following geographic data includes revenue generated from the Company’s third-party distributors. The Company’s revenue was generated in the following geographic regions and by product line for the periods indicated (in thousands):

	Revenues by Geography
	Three Months Ended June 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
United States	$9,267	95%	$15,890	96%
International	474	5%	682	4%
Total revenues	$9,741	100%	$16,572	100%

	U.S. Revenues by Product Category Three Months Ended June 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$2,338	25%	$4,628	29%
Treatment sessions	6,547	71%	10,847	68%
Other	382	4%	415	3%
Total U.S. revenues	$9,267	100%	$15,890	100%

	International Revenues by Product Category Three Months Ended June 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$310	66%	$465	68%
Treatment sessions	115	24%	114	17%
Other	49	10%	103	15%
Total International revenues	$474	100%	$682	100%

	Revenues by Geography
	Six Months Ended June 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
United States	$20,444	96%	$28,436	97%
International	773	4%	864	3%
Total revenues	$21,217	100%	$29,300	100%

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

	U.S. Revenues by Product Category Six Months Ended June 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$4,932	24%	$7,978	28%
Treatment sessions	14,740	72%	19,625	69%
Other	772	4%	833	3%
Total U.S. revenues	$20,444	100%	$28,436	100%

	International Revenues by Product Category Six Months Ended June 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$410	53%	$537	62%
Treatment sessions	192	25%	133	15%
Other	171	22%	194	23%
Total International revenues	$773	100%	$864	100%

18. SEVERANCE

On April 8, 2020, the Company took action to reduce expenses through a reduction in force (“RIF”).   As part of this action the Company terminated 95 employees who received separation benefits upon their termination. During the second quarter of 2020, the Company recorded a separation-related charge for the RIF equal to the fair value of the terminated employees benefits as of the communication date in the amount of $2.1 million. This amount was paid out during the quarter with the final payoff occurring on June 15, 2020.

On April 10, 2020 the company entered into a transition agreement outlining the separation with its former chief executive officer.    In connection with this agreement the company recorded $1.1 million of charges in salary, payroll tax and bonus expenses. During the second quarter, $0.3 million of termination benefits were paid associated with the termination of the employee and charged against this liability. There was no other changes to the liability. As of June 30, 2020, $0.8 million remain in accrued liabilities for the unpaid portion of the separation benefits.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with our unaudited interim financial statements and related notes thereto included elsewhere herein. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, without limitation, risks and uncertainties related to: the impact of the novel coronavirus, or COVID-19, pandemic on general political and economic conditions, including as a result of efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter in place orders and third-party business closures and the related impact on resource allocations, manufacturing and supply chains and patient access to commercial products; our ability to execute our business continuity as well as our operational and budget plans in light of the COVID-19 pandemic; our ability to achieve or sustain profitable operations due to our history of losses; our reliance on the sale and usage of our NeuroStar Advanced Therapy System to generate revenues; the scale and efficacy of our salesforce; availability of coverage and reimbursement from third-party payors for treatments using our products; physician and patient demand for treatments using our products; developments in respect of competing technologies and therapies for the indications that our products treat; product defects; our ability to obtain and maintain intellectual property protection for our technology; developments in clinical trials or regulatory review of NeuroStar Advanced Therapy System for additional indications; and developments in regulation in the United States and other applicable jurisdictions. For a discussion of these and other related risks, please refer to our recent SEC filings which are available on the SEC’s website at www.sec.gov. These forward-looking statements are based on our expectations and assumptions as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no duty or obligation to update any forward-looking statements contained in this Quarterly Report on Form 10-Q as a result of new information, future events or changes in our expectations.

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

Overview

We are a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from psychiatric disorders. Our first commercial product, the NeuroStar® Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation, or TMS, to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the United States Food and Drug Administration, or FDA, to treat adult patients with major depressive disorder, or MDD, that have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. NeuroStar Advanced Therapy is also available in other parts of the world, including Japan, where it is listed under Japan’s national health insurance. NeuroStar Advanced Therapy is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We are a market leader in TMS therapy based on our U.S. installed base of 1,122 active NeuroStar Advanced Therapy Systems in approximately 889 psychiatrist offices as of June 30, 2020 and the estimated 89,368 patients treated with approximately 3.2 million of our treatment sessions through such date. We generated revenues of $9.7 million and $21.2 million for the three and six months ended June 30, 2020.

We designed the NeuroStar Advanced Therapy System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of other treatment options. We generate revenues from initial capital sales of our systems, recurring Treatment Sessions and service and repair and extended warranty contracts. We derive the majority of our revenues from recurring Treatment Sessions. For the three months ended June 30, 2020, revenues from sales of our Treatment Sessions and NeuroStar Advanced Therapy Systems represented 71% and 25% of our U.S. revenues, respectively. For the six months ended June 30, 2020, revenues from sales of our Treatment Sessions and NeuroStar Advanced Therapy Systems represented 72% and 24% of our U.S. revenues, respectively.

We currently sell our NeuroStar Advanced Therapy System and recurring Treatment Sessions in the United States with the collaborative support of our 114 employees as of June 30, 2020. Our sales force primarily targets 20,600 psychiatrists at 5,700 psychiatric practices that we estimate, based on data from Symphony Health and our own internal estimates, treat approximately 42% of the total MDD patients in the United States who meet our labeled indication and are insured. Some of our customers have and may purchase more than one NeuroStar Advanced Therapy System. Based on our commercial data, we believe psychiatrists can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients. We believe psychiatrists can generate approximately $7,500 to $10,000 of revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We have a diverse customer base of psychiatrists in group psychiatric practices in the United States. For the three and six months ended June 30, 2020, one customer accounted for more than 10% of our revenues.

We market our products in a few select markets outside the United States through independent distributors. International revenues represented 4% and 3% of our total revenues for the six months ended June 30, 2020 and June 30, 2019, respectively. In October 2017, we entered into an exclusive distribution agreement with Teijin Pharma Limited, or Teijin, for the distribution of our NeuroStar Advanced Therapy Systems and Treatment Sessions to customers who will treat patients with MDD in Japan. We received regulatory approval for our system in Japan in September 2017, and we received the initial reimbursement of JPY 12,000 per Treatment Session, which went into effect on June 1, 2019. We expect our international revenues to increase over time as a percentage of our total revenues as we grow system placements and utilization in Japan.

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

Our total revenues decreased by $6.8 million, or 41%, from $16.6 million for the three months ended June 30, 2019 to $9.7 million for the three months ended June 30, 2020 and by $8.1 million , or 28%, from $29.3 million for six months ended June 30, 2019 to $21.2 million for the six months ended June 30, 2020. For the three and six months ended June 30, 2020, our U.S. revenues were $9.3 million and $20.4 million compared to $15.9 million and $28.4 million for the three and six months ended June 30, 2019 , which represents a decrease of 42% and 28% period over period. We believe the decline was primarily attributable to the impact of the COVID-19 pandemic and related governmental responses. We incurred net losses of $7.8 million and $20.4 million for the three and six months ended June 30, 2020 compared to net losses of $7.1 million and $14.6 million for the three and six months ended June 30, 2019. We expect to continue to incur losses for the next several years as we invest in our commercial organization to support our planned sales growth and while continuing to invest in our pipeline indications. As of June 30, 2020, we had an accumulated deficit of $270.5 million.

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact the Company’s customers, supply chain, employees and other business partners. While we began to experience significant disruptions in March 2020 through the end of June 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic may have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Certain states and cities, including where our principal place of business is located, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. The Company cannot predict if additional states and cities will implement similar restrictions or when restrictions currently in place will expire. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which the Company operates. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

On April 8, 2020, the Company adopted a plan to reduce operating expenses in connection with the COVID-19 pandemic and the resulting economic downturn (the “Plan”). The Plan included a reduction in force across all functions within the Company (the “RIF”). The Company paid and recorded separation-related charges for the RIF equal to $2.1 million. The Company estimates that the Plan will produce net savings of approximately $18 million through December 31, 2020. Following the second quarter RIF, the Company’s workforce totaled 114 employees as of June 30, 2020.

The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors” of our Quarterly Report on Form 10-Q for the period ended March 31, 2020.

Components of Our Results of Operations

Revenues

To date, we have generated revenues primarily from the capital portion of our business and related sales and rentals of the NeuroStar Advanced Therapy System and the recurring revenues from our sale of treatment sessions in the United States.

NeuroStar Advanced Therapy System Revenues.    NeuroStar Advanced Therapy System revenues consist primarily of sales or rentals of a capital component, including upgrades to the equipment attributable to the initial sale of the system. NeuroStar Advanced Therapy Systems can be purchased outright or on a rent-to-own basis by certain customers. We had an installed base of 1,122 and 976 active NeuroStar Advanced Therapy Systems as of June 30, 2020 and 2019, respectively.

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

We anticipate that our general and administrative expenses will decrease in absolute dollars because of the actions taken by the company in response to the COVID-19 pandemic and the company’s reduction in force announced in April 2020.

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

Other Expense (Income), Net

Other expense (income), net consists primarily of interest income earned on our money market account balances, and non-utilization fees paid to Oxford related to our decision not to borrow the Term C Loan.

Results of Operations

Comparison of the Three Months ended June 30, 2020 and 2019

	Three Months Ended June 30,		Increase / (Decrease)
	2020	2019	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$9,741	$16,572	$(6,831)	-41%
Cost of revenues	2,323	4,171	(1,848)	-44%
Gross Profit	7,418	12,401	(4,983)	-40%
Gross Margin	76.2%	74.8%
Operating expenses:
Sales and marketing	8,151	11,523	(3,372)	-29%
General and administrative	4,010	4,261	(251)	-6%
Research and development	2,116	3,224	(1,108)	-34%
Total operating expenses	14,277	19,008	(4,731)	-25%
Loss from Operations	(6,859)	(6,607)	(252)	-4%
Other (income) expense:
Interest expense	986	931	55	6%
Other expense (income), net	(80)	(444)	364	-82%
Net Loss	$(7,765)	$(7,094)	$(671)	-9%

	Revenues by Geography Three Months Ended June 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
United States	$9,267	95%	$15,890	96%
International	474	5%	682	4%
Total revenues	$9,741	100%	$16,572	100%

	U.S. Revenues by Product Category Three Months Ended June 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$2,338	25%	$4,628	29%
Treatment sessions	6,547	71%	10,847	68%
Other	382	4%	415	3%
Total U.S. revenues	$9,267	100%	$15,890	100%

	United States NeuroStar Advanced Therapy System Revenues by Type Quarters ended June 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Capital	$2,224	95%	$4,034	87%
Operating lease	114	5%	187	4%
Other	-	0%	407	9%
Total United States NeuroStar Advanced Therapy System revenues	$2,338	100%	$4,628	100%

Revenues

Total revenues decreased by $6.8 million, or 41%, from $16.6 million for the three months ended June 30, 2019 to $9.7 million for the three months ended June 30, 2020. The decrease was driven by a 42% and 30% reduction in U.S. and International revenue, respectively, primarily due to the impact of the COVID-19 pandemic.

NeuroStar Advanced Therapy System revenues represented 25% and 29% of U.S. revenues for the three months ended June 30, 2020 and 2019, respectively. U.S. NeuroStar Advanced Therapy System revenue for the second quarter of 2020 was $2.3 million, a decrease of 50% versus second quarter 2019 revenue of $4.6 million. The decrease was primarily driven by lower blended NeuroStar Capital System average selling prices due to higher mix of sales type leases during the quarter, as well as lower other revenue related to fewer HP Coil upgrades sold in the second quarter of 2020. In the quarter, the Company sold 61 systems, equal to the prior year quarter.

As of June 30, 2020, we had an installed base of 1,122 active Systems in the United States. This represents an increase of 126 units, or 13%, over the active installed base as of June 30, 2019.

Treatment Session revenues in the United States represented 71% and 68% of total revenues in the United States for the three months ended June 30, 2020 and 2019, respectively, and decreased by 40% from $10.8 million for the three months ended June 30, 2019 to $6.5 million for the three months ended June 30, 2020. The decrease was primarily driven by a decline in average revenue per active system, largely driven by a reduction in per click Treatment Session volume during March which we believe was caused by the impact from COVID-19.

Cost of Revenues and Gross Margin

Cost of revenues decreased by $1.8 million or 44% from $4.2 million for the three months ended June 30, 2019 to $2.3 million for the three months ended June 30, 2020 when compared to the three months ended June 30, 2019 Gross margin increased from 74.8% for the three months ended June 30, 2019 to 76.2% for the three months ended June 30, 2020. The increase was primarily a result of a change in the product mix of revenues versus the prior year as well as reduced personnel supporting our installation efforts.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $3.4 million, or 29%, from $11.5 million for the three months ended June 30, 2019 to $8.2 million for the three months ended June 30, 2020. The decrease was primarily due to reduced marketing expenses, including trade shows and advertising, travel expenses and personnel costs.

General and Administrative Expenses

General and administrative expenses decreased by $0.3 million, or 6%, from $4.3 million for the three months ended June 30, 2019 to $4.0 million for the three months ended June 30, 2020. The decrease was primarily due to lower personnel and other expenses.

Research and Development Expenses

Research and development expenses decreased $1.1 million, or 34%, from $3.2 million for the three months ended June 30, 2019 to $2.1 million for the three months ended June 30, 2020. The decrease was primarily due to reduced product development, personnel and travel expenses.

Interest Expense

Interest expense increased $0.1 million, or 6% from $0.9 million for the three months ended June 30, 2019 to $1.0 million for the three months ended June 30, 2020. We also refer you to “Note 12. DEBT.”

Other Expense (Income), Net

Other expense (income), net decreased by $0.4 million, from $(0.4) million for the three months ended June 30, 2019 to $(0.1) million for the three months ended June 30, 2020, primarily as a result of decreased interest income earned on the Company’s money market accounts.

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

As of June 30, 2020, we had cash and cash equivalents of $54.0 million and an accumulated deficit of $270.5 million, compared to cash and cash equivalents of $75.7 million and an accumulated deficit of $250.1 million as of December 31, 2019. We incurred negative cash flows from operating activities of $23.1 million and $16.4 million for the six months ended June 30, 2020 and June 30, 2019, respectively. We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to expand our sales and marketing initiatives to support our growth in existing and new markets, invest funds in additional research and development activities and utilize cash for other corporate purposes. Our primary sources of capital to date have been from our IPO, private placements of our convertible preferred securities, borrowings under our credit facilities and sales of our products. As of June 30, 2020, the Company had $35.0 million of borrowings outstanding under its credit facility, which has a final maturity in February 2025. As discussed in Note 12, the outstanding balance under the credit facility is classified as a current liability as of June 30, 2020 Management believes that the Company’s cash and cash equivalents and anticipated revenues from sales of its products are sufficient to fund the Company’s operations  (including the potential repayment of the credit facility if a waiver or amendment is not obtained) for at least 12 months from the issuance of these financial statements.

We cannot predict our revenues and expenses in the short term as a result of the COVID-19 pandemic and related governmental responses. We also incur additional costs as a public company. Based on our current business plan, we believe that our cash and cash equivalents and anticipated revenues from sales of our products will be sufficient to meet our cash requirements through August 5, 2021. However, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional common or preferred equity or debt securities or enter into a new credit facility or another form of third-party funding or seek other debt financing. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all. It is also possible that we may allocate significant amounts of capital towards products or technologies for which market demand is lower than expected and, as a result, abandon such efforts. If we are unable to maintain our current financing or obtain adequate additional financing when we require it, or if we obtain financing on terms which are not favorable to us, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may be required to delay the development, commercialization and marketing of our products.

Our current and future funding requirements will depend on many factors, including:

•	the impact of COVID-19 and related governmental responses;
•	our ability to achieve revenue growth and improve operating margins;
•	compliance with the terms and conditions, including covenants, set forth in our credit facility;
•	the cost of expanding our operations and offerings, including our sales and marketing efforts;
•	our ability to improve or maintain coverage and reimbursement arrangements with domestic third-party and government payors, particularly in Japan;
•	our rate of progress in establishing coverage and reimbursement arrangements from international commercial third-party and government payors;
•	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our products and maintaining or improving our sales to our current customers;
•	the cost of research and development activities, including research and development relating to additional indications, which may include bipolar depression and PTSD;
•	the effect of competing technological and market developments;
•	costs related to international expansion; and
•	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net Cash Used in Operating Activities	$(23,131)	$(16,418)
Net Cash Used in Investing Activities	(484)	(398)
Net Cash Provided by Financing Activities	1,903	1,877
Net Decrease in Cash and Cash Equivalents	$(21,712)	$(14,939)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 was $23.1 million, consisting primarily of a net loss of $20.4 million and a decrease in net operating liabilities of $6.8 million, partially offset by non-cash charges of $4.1 million. The decrease in net operating liabilities was primarily due to decreases in accounts payable and accrued expenses as a result of timing and the 2020 payments of 2019 incentive compensation and commissions accrued as of December 31, 2019. Non-cash charges consisted of loss on debt extinguishment, depreciation and amortization, non-cash interest expense, share-based compensation, and the cost of rental units purchased by customers.

Net cash used in operating activities for the six months ended June 30, 2019 was $16.4 million, consisting primarily of a net loss of $14.6 million and a decrease in net operating liabilities of $4.2 million, partially offset by non-cash charges of $2.4 million. Non-cash charges consisted of depreciation and amortization, non-cash interest expense, share-based compensation and the cost of rental units purchased by customers.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 and the six months ended June 30, 2019 was $0.5 million and $0.4 million respectively, and was in each case attributable to purchases of property and equipment and capitalized software costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $1.9 million and consisted of additional proceeds from our loan refinance and cash proceeds related to stock option exercises. Net cash provided by financing activities for the six months ended June 30, 2019 was $1.9 million, consisting of cash proceeds related to stock option exercises.

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

The Solar Facility contains events of default, including, without limitation, events of default upon: (i) failure to make payment pursuant to the terms of the agreement; (ii) violation of covenants; (iii) material adverse changes to the Company’s business; (iv) attachment or levy on the Company’s assets or judicial restraint on its business; (v) insolvency; (vi) material cross-defaults; (vii) significant judgments, orders or decrees for payments by the Company not covered by insurance; (viii) incorrectness of representations and warranties; (ix) incurrence of subordinated debt; (x) a termination or breach of a guaranty; (xi) revocation of governmental approvals necessary for the Company to conduct its business; and (xii) failure by the Company to maintain a valid and perfected lien on the collateral securing the borrowing.

As of June 30, 2020, the Company is in compliance with all covenants in the Solar Facility.

The Solar Facility includes a financial covenant requiring the attainment of a minimum trailing net revenue amount beginning on December 31, 2020. Based upon the Company’s projected revenues for the rest of 2020, the Company believes that it is probable that this minimum revenue covenant will not be achieved.  The Company is in discussions with the lenders for a potential covenant waiver or amendment, however, no formal agreement has been executed.  The Solar Facility also includes subjective acceleration clauses which permit the lenders to accelerate the maturity date under certain circumstances, including, but not limited to, material adverse effects on a Company’s financial status or otherwise.  In accordance with FASB ASC 470 because the Solar Facility contains subjective acceleration clauses and the assessment that it is probable that the revenue covenant will not be met as of December 31, 2020, the outstanding principal under the Solar Facility is classified as a current liability in the accompanying balance sheet as of June 30, 2020.

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

Cash and Non-Cash Interest Expense

For the three months ended June 30, 2020, we recognized interest expense of $1.0 million, of which $0.8 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred financing costs. For the three months ended June 30, 2019, we recognized interest expense of $0.9 million, of which $0.7 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred financing costs and accrual of final payment fees.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, partnerships or other relationships with unconsolidated entities, often referred to as structured finance or special-purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Commitments and Contractual Obligations

As of June 30, 2020, there was one significant change to our commitments and future minimum contractual obligations as set forth in our Form 10-K, filed with the SEC on March 3, 2020. We refer you to “Note 12. Debt” in the financial statements included in this Quarterly Report on Form 10-Q for information regarding our new debt agreement.

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

COVID-19

During the first and second quarters of 2020, the Company experienced a material impact to revenue, particularly with regards to U.S. treatment session revenues. As noted in the Company’s April 8, 2020 press release, the Company expects that capital equipment sales and treatment session revenues will be materially impacted by this pandemic as customers are deferring capital purchase decisions, and new patient treatment starts and system utilization have declined compared to pre-COVID-19 projections.

The Company previously withdrew full year 2020 guidance on April 8, 2020. At this date, the Company is currently unable to estimate the specific duration or scale of the impact of the COVID-19 pandemic on its financial and operating results.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Principal Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2020 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject from time to time to various claims and legal actions arising during the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 3, 2020, and our Quarterly Report on Form 10-Q for the fiscal quarter ended March, 31, 2020, filed with the SEC on May 5, 2020. With the exception of the following, there have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020.

The COVID-19 pandemic has had, and we expect will continue to have, an adverse effect on our business, results of operations, financial condition and cash flows, the nature and extent of which are highly uncertain and unpredictable.

Our operations and interactions with healthcare systems, providers and patients expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19. In particular, the continuing global spread of COVID-19, including corresponding preventative and precautionary measures that we and other businesses, communities and governments are taking to mitigate the spread of the disease, has led to unprecedented restrictions on, disruptions in, and other related impacts on business and personal activities. Further, in addition to travel restrictions put in place beginning in early 2020, countries, states and governments may continue to close borders, impose prolonged quarantines or other restrictions and requirements on travel, and further limit our ability to conduct business in-person as we did prior to COVID-19, requiring businesses, including our business, to use alternative methods of communication. It is likely the COVID-19 pandemic will cause an economic slowdown of potentially extended duration, and it is possible that it could cause a global recession.

Together with the preventative and precautionary measures being taken, as well as the corresponding need to adapt to new and different methods of communication and conducting business, COVID-19 is having, and will likely continue to have, an adverse impact on significant aspects of our company and business, including on demand for and supply of our products, operations, supply chains and distribution systems, our ability to research and develop and bring to market new products and services, and our ability to generate cash flow, and may have an adverse impact on our ability to access capital. Although we consider treatment by NeuroStar to be a medical necessity, our experience since March 2020 demonstrates that quarantine and similar public health orders cause a material reduction in sales of NeuroStar and in NeuroStar utilization. It is not possible to predict the possibility, locations or timing of such orders but if such orders are re-imposed regionally or nationally in the United States or Japan or if unemployment or loss of insurance coverage continues or worsens from the present situation, our business, cash flows, financial condition and results of operations will continue to be negatively affected.

A significant number of our suppliers, vendors, distributors and manufacturing facilities have been adversely affected by the COVID-19 pandemic, including by adversely impacting the ability of their employees to get to their places of work and maintain the continuity of their on-site operations. These impacts could impair our ability to move our products through distribution channels to end customers, and any such delay or shortage in the supply of components or materials may result in our inability to satisfy demand for our products in a timely manner or at all, which could harm our reputation, future sales and profitability.

In addition, COVID-19 has impacted and may further impact the global economy and capital markets, including by negatively impacting demand for our products, access to capital markets, foreign currency exchange rates, and interest rates, each of which may adversely impact our business and liquidity. We could experience loss of sales and profits due to delayed payments or insolvency of healthcare professionals, hospitals and other customers, suppliers and vendors facing liquidity issues.

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

10.1

Employment Agreement, dated July 14, 2020, by and between Neuronetics, Inc. and Keith J. Sullivan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 17, 2020).

10.2*	Form of Neuronetics, Inc. Performance Restricted Stock Unit Grant Notice and Award Agreement under Nasdaq Listing Rule 5635(c)(4).
10.3*	Form of Neuronetics, Inc. Performance Restricted Stock Unit Grant Notice and Award Agreement under the 2018 Equity Incentive Plan.
10.4*	Form of Neuronetics, Inc. Restricted Stock Unit Grant Notice and Award Agreement under Nasdaq Listing Rule 5635(c)(4).
10.5*	Form of Neuronetics, Inc. Stock Option Grant Notice and Agreement (Nonstatutory Stock Option) under Nasdaq Listing Rule 5635(c)(4).
10.6*	Performance Restricted Stock Unit Grant Notice and Award Agreement, dated July 14, 2020, by and between Neuronetics, Inc. and Keith J. Sullivan.
10.7*	Restricted Stock Unit Grant Notice and Award Agreement, dated July 14, 2020, by and between Neuronetics, Inc. and Keith J. Sullivan.
10.8*	Stock Option Grant Notice and Agreement (Nonstatutory Stock Option), dated July 14, 2020, by and between Neuronetics, Inc. and Keith J. Sullivan.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained Exhibit 101).

*	Filed herewith.
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

NEURONETICS, INC. (Registrant)

Date: August 4, 2020	By:	/s/ Keith J. Sullivan
	Name:	Keith J. Sullivan
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2020	By:	/s/ Stephen Furlong
	Name:	Stephen Furlong
	Title:	VP, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)