Form 10-Q
period 2020-09-30
Neuronetics, Inc.
filed 2020-11-02
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

There were 18,975,322 shares of the registrant’s common stock outstanding as of October 30, 2020.

NEURONETICS, INC.

Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

NEURONETICS, INC.

Balance Sheets

(Unaudited; In thousands, except per share data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$50,719	$75,708
Accounts receivable, net	5,564	6,569
Inventory	3,779	2,775
Current portion of net investments in sales-type leases	1,626	880
Current portion of prepaid commission expense	850	689
Prepaid expenses and other current assets	2,662	1,830
Total current assets	65,200	88,451
Property and equipment, net	787	1,107
Operating lease right-of-use assets	3,515	3,796
Net investments in sales-type leases	2,255	1,730
Prepaid commission expense	4,688	3,779
Other assets	1,894	1,305
Total Assets	$78,339	$100,168
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,368	$4,625
Accrued expenses	6,171	9,031
Deferred revenue	2,115	2,228
Current portion of operating lease liabilities	585	559
Current portion of long-term debt, net	34,542	11,250
Total current liabilities	45,781	27,693
Long-term debt, net	-	19,898
Deferred revenue	1,863	2,106
Operating lease liabilities	3,217	2,619
Total Liabilities	50,861	52,316
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding at September 30, 2020 and December 31, 2019	-	-
Common stock, $0.01 par value: 200,000 shares authorized; 18,959 and 18,645 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	189	186
Additional paid-in capital	301,172	297,753
Accumulated deficit	(273,883)	(250,087)
Total Stockholders' Equity	27,478	47,852
Total Liabilities and Stockholders’ Equity	$78,339	$100,168

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Operations

(Unaudited; In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	$12,448	$16,000	$33,665	$45,300
Cost of revenues	2,657	4,192	7,791	11,170
Gross Profit	9,791	11,808	25,874	34,130
Operating expenses:
Sales and marketing	6,053	10,362	24,926	31,477
General and administrative	4,210	4,285	13,508	13,145
Research and development	1,952	3,489	7,089	9,499
Total operating expenses	12,215	18,136	45,523	54,121
Loss from Operations	(2,424)	(6,328)	(19,649)	(19,991)
Other (income) expense:
Interest expense	1,002	930	3,511	2,780
Loss on extinguishment of debt	-	-	924	-
Other (income) expense, net	(8)	(391)	(288)	(1,281)
Net Loss	$(3,418)	$(6,867)	$(23,796)	$(21,490)
Net loss per share of common stock outstanding, basic and diluted	$(0.18)	$(0.37)	$(1.27)	(1.17)
Weighted-average common shares outstanding, basic and diluted	18,890	18,508	18,773	18,296

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statement of Changes in Stockholders’ Equity

(Unaudited; In thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	17,744	$177	$291,908	$(221,043)	$71,042
Share-based awards and options exercises	483	5	1,402	-	1,407
Share-based compensation expense	-	-	501	-	501
Net loss	-	-	-	(7,529)	(7,529)
Balance at March 31, 2019	18,227	$182	$293,811	$(228,572)	$65,421
Share-based awards and options exercises	218	2	468	-	470
Share-based compensation expense	-	-	1,022	-	1,022
Net loss	-	-	-	(7,094)	(7,094)
Balance at June 30, 2019	18,445	$184	$295,301	$(235,666)	$59,819
Share-based awards and options exercises	157	2	441	-	443
Share-based compensation expense	-	-	935	-	935
Net loss	-	-	-	(6,867)	(6,867)
Balance at September 30, 2019	18,602	$186	$296,677	$(242,533)	$54,330

Balance at December 31, 2019	18,645	$186	$297,753	$(250,087)	$47,852
Share-based awards and options exercises	81	1	75	-	76
Share-based compensation expense	-	-	1,196	-	1,196
Net loss	-	-	-	(12,613)	(12,613)
Balance at March 31, 2020	18,726	$187	$299,024	$(262,700)	$36,511
Share-based awards and options exercises	83	1	47	-	48
Share-based compensation expense	-	-	646	-	646
Net loss	-	-	-	(7,765)	(7,765)
Balance at June 30, 2020	18,809	$188	$299,717	$(270,465)	$29,440
Share-based awards and options exercises	150	1	409	-	410
Share-based compensation expense	-	-	1,046	-	1,046
Net loss	-	-	-	(3,418)	(3,418)
Balance at September 30, 2020	18,959	$189	$301,172	$(273,883)	$27,478

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Cash Flows

(Unaudited; In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(23,796)	$(21,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	741	765
Share-based compensation	2,888	2,458
Non-cash interest expense	1,113	555
Cost of rental units purchased by customers	150	144
Loss on extinguishment of debt	622	-
Changes in certain assets and liabilities:
Accounts receivable, net	1,005	(1,933)
Inventory	(1,004)	(455)
Net investments in sales-type leases	(1,271)	(1,774)
Leasehold reimbursement	875	-
Prepaid commission expense	(1,070)	(2,907)
Prepaid expenses and other assets	(1,263)	183
Accounts payable	(2,340)	10
Accrued expenses	(2,981)	80
Deferred revenue	(356)	285
Net Cash Used in Operating Activities	(26,687)	(24,079)
Cash Flows from Investing Activities:
Purchases of property and equipment and capitalized software	(615)	(454)
Net Cash Used in Investing Activities	(615)	(454)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	41,360	-
Repayment of long-term debt	(38,860)	-
Payments of debt issuance costs	(721)	-
Proceeds from exercises of stock options	534	2,320
Net Cash Provided by Financing Activities	2,313	2,320
Net Decrease in Cash and Cash Equivalents	(24,989)	(22,213)
Cash and Cash Equivalents, Beginning of Period	75,708	104,583
Cash and Cash Equivalents, End of Period	$50,719	$82,370
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,060	$2,240
Transfer of inventory to property and equipment	$-	$37
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$83	$31

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

COVID-19

The Company is monitoring the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact the Company’s customers, supply chain, employees and other business partners. While the Company began to experience significant disruptions in March 2020 through the end of September 2020, from the COVID-19 pandemic, it is unable to predict the full impact that the COVID-19 pandemic may have on its financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets.

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

Liquidity

As of September 30, 2020, the Company had cash and cash equivalents of $50.7 million and an accumulated deficit of $273.9 million. The Company incurred negative cash flows from operating activities of $30.5 million for the year ended December 31, 2019 and $26.7 million for the nine months ended September 30, 2020. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company continues to invest in sales, marketing and product development activities. The Company’s primary sources of capital to date have been proceeds from its IPO, private placements of its convertible preferred securities, borrowings under its credit facilities and revenues from sales of its products. As of September 30, 2020, the Company had $35.0 million of borrowings outstanding under its credit facility, which has a final maturity in February 2025. As discussed in Note 12, the outstanding balance under the credit facility is classified as a current liability as of September 30, 2020. Management believes that the Company’s cash and cash equivalents and anticipated revenues from sales of its products are sufficient to fund the Company’s operations (including the potential repayment of the credit facility if a waiver or amendment is not obtained) for at least 12 months from the issuance of these financial statements.

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission, or SEC, which permit reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying balance sheets and statements of operations and stockholders’ deficit and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s Form 10-K filed with the SEC on March 3, 2020, wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

The carrying values of cash equivalents, accounts receivable, prepaids and other current assets, and accounts payable on the Company’s balance sheets approximated their fair values as of September 30, 2020 and December 31, 2019 due to their short-term nature. The carrying values of the Company’s credit facility approximated its fair value as of September 30, 2020 and December 31, 2019 due to its variable interest rate.

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

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (cash equivalents)	$48,115	$48,115	$48,115	$-	$-

	December 31, 2019
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (cash equivalents)	$67,650	$67,650	$67,650	$-	$-

6.	ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Gross accounts receivable - trade	$6,620	$7,117
Less: Allowances for doubtful accounts	(1,056)	(548)
Accounts receivable, net	$5,564	$6,569

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

7.	PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

The following table presents the composition of property and equipment, net as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Laboratory equipment	$150	$150
Office equipment	487	487
Computer equipment and software	1,301	1,218
Manufacturing equipment	273	273
Leasehold improvements	459	423
Rental equipment	462	763
Property and equipment, gross	3,132	3,314
Less: Accumulated depreciation	(2,345)	(2,207)
Property and equipment, net	$787	$1,107

As of September 30, 2020 and December 31, 2019, the Company had capitalized software costs, net of $1.3 million and $1.2 million, respectively, which are included in “Other assets” on the balance sheet.

Depreciation and amortization expense was $0.2 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively and $0.7 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively .
8.	LEASES

Lessee:

The Company has operating leases for its corporate headquarters and office equipment, including copiers. The Company leases approximately 42,000 square foot facility in Malvern, Pennsylvania for its corporate headquarters, which includes office and warehouse space. The Company does not currently have any finance leases or executed leases that have not yet commenced.

Operating lease rent expense was $0.2 million and $0.5 million for the three and nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 the weighted-average remaining lease term of operating leases was 7.3 years and the weighted-average discount rate was 6.5%.

In the first quarter of 2020, the Company received a reimbursement of $0.8 million for leasehold expenses previously incurred in connection with the lease agreement for its Malvern facility. The reimbursement was recorded as an offset to the non-current lease liability that was established when the lease agreement was executed.

The following table presents the supplemental cash flow information as a lessee related to leases (in thousands):

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$575	$330
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$4,164

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The following table sets forth by year the required future payments of operating lease liabilities (in thousands):

September 30, 2020
Remainder of 2020	$148
2021	616
2022	641
2023	637
2024	646
Thereafter	2,147
Total lease payments	4,835
Less imputed interest	(1,033)
Present value of operating lease liabilities	$3,802

Lessor sales-type leases:

Certain customers have purchased NeuroStar Advanced Therapy Systems on a rent-to-own basis. The lease term is three years with a customer option to purchase the NeuroStar Advanced Therapy System at the end of the lease or automatic transfer of ownership of the NeuroStar Advanced Therapy System at the end of the lease.

The following table sets forth the profit recognized on sales-type leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Profit recognized at commencement, net	$81	$506	$807	$768
Interest income	-	-	-	-
Total sales-type lease income	$81	$506	$807	$768

The following table sets forth a maturity analysis of the undiscounted lease receivables related to sales-type leases (in thousands):

September 30, 2020
Remainder of 2020	$406
2021	1,624
2022	1,420
2023	431
Total sales-type lease receivables	$3,881

As of September 30, 2020, the carrying amount of the lease receivables is $3.9 million. The Company does not have any unguaranteed residual assets.

Lessor operating leases:

NeuroStar Advanced Therapy Systems sold on a rent-to-own basis prior to January 1, 2019 are accounted for as operating leases. For the three months ended September 30, 2020 and 2019, the Company recognized operating lease income of $0.1 million and $0.2 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company recognized operating lease income of $0.2 million and $0.6 million, respectively.

The following table sets forth a maturity analysis of its undiscounted lease receivables related to operating leases:

September 30, 2020
Remainder of 2020	$261
2021	150
Total lease receivables	$411

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The Company maintained Rental Equipment, net of $0.3 million and $0.5 million, as of September 30, 2020 and December 31, 2019, respectively, which are included in “Property and equipment, net” on the balance sheet. Rental equipment depreciation expense was $0.02 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively and $0.1 million and $0.2 million for the nine months ended September 30, 2020 and 2019 .
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

On the Company's balance sheets, the current portion of capitalized contract costs is represented by the current portion of prepaid commission expense, while the long-term portion is included in prepaid commission expense. Amortization expense was $0.2 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $0.6 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively.

10.	ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Compensation and related benefits	$3,704	$5,724
Consulting and professional fees	396	373
Research and development expenses	574	674
Sales and marketing expenses	43	127
Warranty	434	639
Sales and other taxes payable	586	700
Interest payable	-	234
Other	434	560
Accrued expenses	$6,171	$9,031

11.	DEFERRED REVENUE

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

As of September 30, 2020, the Company expects to recognize approximately the following percentages of deferred revenue by year:

Year:	Revenue Recognition
Remainder of 2020	25%
2021	29%
2022	14%
2023	14%
2024	14%
Thereafter	4%
Total	100%

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

Revenue recognized for the three and nine months ended September 30, 2020 that was included in the contract liability balance at the beginning of the year was $0.4 million and $1.7 million respectively, and primarily represented revenue earned from separately priced extended warranties, rent-to-own revenue, milestone revenue, and clinical training.

Customers

For the three and nine months ended September 30, 2020 one customer accounted for more than 10% of the Company’s revenues. No customers accounted for more than 10% of the Company’s revenues for the three months ended September 30, 2019 and one customer accounted for more than 10% for the nine months ended September 30, 2019.

12.	DEBT

The following table presents the composition of debt as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Outstanding principal	$35,000	$30,000
Accrued final payment fees	1,925	1,838
Less debt discounts	(2,383)	(690)
Total debt, net	34,542	31,148
Less current portion	(34,542)	(11,250)
Long-term debt, net	$-	$19,898

For the three months ended September 30, 2020, the Company recognized interest expense of $1.0 million, of which $0.8 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees. For the three months ended September 30, 2019, the Company recognized interest expense of $0.9 million, of which $0.7 million was cash paid for interest during the period and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

For the nine months ended September 30, 2020, the Company recognized interest expense of $3.5 million, of which $3.1 million was cash and $0.4 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees. For the nine months ended September 30, 2019, the Company recognized interest expense of $2.8 million, of which $2.2 million was cash paid for interest during the period and $0.6 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

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

As of September 30, 2020, the Company is in compliance with all covenants in the Solar Facility.

The Solar Facility includes a financial covenant requiring the attainment of a minimum trailing net revenue amount beginning on December 31, 2020. Based upon the Company’s projected revenues for the rest of 2020, the Company believes that it is probable that this minimum revenue covenant will not be achieved.  The Company is in discussions with the lenders for a potential covenant waiver or amendment, however, no formal agreement has been executed.  The Solar Facility also includes subjective acceleration clauses which permit the lenders to accelerate the maturity date under certain circumstances, including, but not limited to, material adverse effects on a Company’s financial status or otherwise.  In accordance with FASB ASC 470 because the Solar Facility contains subjective acceleration clauses and the assessment that it is probable that the revenue covenant will not be met as of December 31, 2020, the outstanding principal under the Solar Facility is classified as a current liability in the accompanying balance sheet as of September 30, 2020.

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

Common Stock

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Shares of common stock issued	18,959	18,645
Shares of common stock reserved for issuance for:
Common stock warrants outstanding	105	105
Stock options outstanding	2,594	2,415
Restricted stock units and awards outstanding	2,350	245
Shares available for grant under stock incentive plan	1,354	1,215
Shares available for sale under employee stock purchase plan	608	421
Total shares of common stock issued and reserved for issuance	25,970	23,046

Common Stock Warrants

The following table summarizes the Company’s outstanding common stock warrants as of September 30, 2020 and December 31, 2019:

Warrants Outstanding (in thousands)	Exercise Price	Expiration Date
14	$19.55	Dec-2022
30	$9.73	Feb-2021
20	$9.73	Aug-2023
20	$9.73	Mar-2024
21	$9.73	Dec-2024
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

The following potentially dilutive securities outstanding as of September 30, 2020 and 2019 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	September 30,
	2020	2019
Stock options	2,594	2,434
Non-vested performance restricted stock units	500	-
Non-vested restricted stock units	1,850	240
Common stock warrants	105	105

15.	SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its statements of operations for the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$17	$18	$48	$47
Sales and marketing	370	368	1,036	976
General and administrative	572	429	1,440	1,126
Research and development	87	119	364	309
Total	$1,046	$934	$2,888	$2,458

2018 Equity Incentive Plan

In June 2018, the Company adopted the 2018 Equity Incentive Plan, or 2018 Plan, which authorized the issuance of up to 1.4 million shares, subject to an annual 4% increase based on the number of shares of common stock outstanding, in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. The amount and terms of grants are determined by the Company’s board of directors. All stock options granted to date have had exercise prices equal to the fair value, as determined by the closing price as reported by the Nasdaq Global Market, of the underlying common stock on the date of grant. The contractual term of stock options is up to 10 years, and stock options are exercisable in cash or as otherwise determined by the board of directors. Generally, stock options vest 25% upon the first anniversary of the date of grant and the remainder ratably monthly thereafter for 36 months. Restricted stock awards and restricted stock units generally vest ratably in three equal installments on the first, second and third anniversaries of the grant date. As of September 30, 2020, there were 1.4 million shares available for future issuance under the 2018 Plan.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2020:

	Number of Shares under Option (in thousands)	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	2,415	$7.11
Granted	1,029	$2.01
Exercised	(230)	$2.32
Forfeited	(620)	$10.74
Outstanding at September 30, 2020	2,594	$4.64	7.0	$5,535
Exercisable at September 30, 2020	1,850	$4.79	4.1	$2,495
Vested and expected to vest at September 30, 2020	2,594	$4.64	7.0	$5,535

The Company recognized share-based compensation expense related to stock options of $0.3 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively and $1.2 million and $1.6 million for the nine months ended September 30, 2020 and 2019. As of September 30, 2020, there was $3.3 million of total unrecognized compensation cost related to non-vested stock options which the Company expects to recognize over a weighted-average period of 2.8 years. The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2020 was estimated at $1.02 per option. The total intrinsic value of stock options exercised during the nine months ended September 30, 2020 was $0.4 million.

For the nine months ended September 30, 2020, the grant-date fair value of stock options was estimated at the time of grant using the following weighted-average inputs and assumptions in the Black-Scholes option pricing model:

Estimated fair value of common stock	$2.01
Exercise price	$2.01
Expected term (in years)	6.1
Risk-free interest rate	0.38%
Expected volatility	55.3%
Dividend yield	0%

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the Company’s restricted stock award and restricted stock unit activity for the nine months ended September 30, 2020:

	Non-vested Restricted Stock Units (in thousands)	Weighted- average Grant-date Fair Value
Non-vested at December 31, 2019	245	$15.23
Granted	2,155	$3.05
Vested	(87)	$14.13
Forfeited	(463)	$5.22
Non-vested at September 30, 2020	1,850	$3.60

The Company recognized $0.6 million and $0.3 million in share-based compensation expense related to restricted stock awards and restricted stock units for the three months ended September 30, 2020 and 2019, respectively and $1.7 million and $0.9 million for the nine months ended September 30, 2020 and 2019. As of September 30, 2020, there was $6.1 million of unrecognized compensation cost related to non-vested restricted stock awards and restricted stock units, which the Company expects to recognize over a weighted-average period of 2.6 years. The total fair value at the vesting date of restricted stock awards and restricted stock units vested during the nine months ended September 30, 2020 was $0.2 million.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

In July 2020, the Company awarded 500,000 of performance restricted stock units (“PRSUs”) to the Company’s chief executive officer in connection with the commencement of his employment.  The grant was comprised of four equal tranches each of which vest in equal installments of 125,000 shares based on appreciation of the Company’s common stock price to $10, $15, $20 and $25 per share, respectively, measured using a trailing 30-day volume weighted average price of a share of the Company’s common stock.   The fair value of the PRSUs was determined based upon a risk neutral Monte Carlo simulation valuation model.  The Company’s assumptions for expected volatility, closing price  and risk-free rate were 87.4%, $1.98 and 0.63%, respectively. The aggregate estimated fair value of the PRSUs was $0.9 million, which is expected to be recognized over a weighted-average period of 3.9 years.  The Company recognized less than $0.1 million in share-based expense related to the PRSU award for the three and nine months ended September 30, 2020.  As of September 30, 2020, there was $0.8 million of unrecognized compensation costs which the Company plans to recognize over the initial estimated vesting period of 3.7  years.

16.COMMITMENTS AND CONTINGENCIES

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

The following geographic data includes revenue generated from the Company’s third-party distributors. The Company’s revenue was generated in the following geographic regions and by product line for the periods indicated (in thousands):

	Revenues by Geography
	Three Months Ended September 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
United States	$12,029	97%	$15,294	96%
International	419	3%	706	4%
Total revenues	$12,448	100%	$16,000	100%

	U.S. Revenues by Product Category Three Months Ended September 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$2,541	21%	$4,616	30%
Treatment sessions	9,083	76%	10,252	67%
Other	405	3%	426	3%
Total U.S. revenues	$12,029	100%	$15,294	100%

	International Revenues by Product Category Three Months Ended September 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$222	53%	$465	66%
Treatment sessions	99	24%	114	16%
Other	98	23%	127	18%
Total International revenues	$419	100%	$706	100%

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

	Revenues by Geography
	Nine Months Ended September 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
United States	$32,473	96%	$43,730	97%
International	1,192	4%	1,570	3%
Total revenues	$33,665	100%	$45,300	100%

	U.S. Revenues by Product Category Nine Months Ended September 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$7,474	23%	$12,594	29%
Treatment sessions	23,823	73%	29,877	68%
Other	1,176	4%	1,259	3%
Total U.S. revenues	$32,473	100%	$43,730	100%

	International Revenues by Product Category Nine Months Ended September 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$632	53%	$1,002	64%
Treatment sessions	291	24%	247	16%
Other	269	23%	321	20%
Total International revenues	$1,192	100%	$1,570	100%

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

The Company entered into transition agreements outlining the separation with its former chief executive officer in March 2020 and the vice president of medical operations in September 2020.    In connection with these agreements the company recorded $0.2 million and $1.3 million of charges in salary, payroll tax and bonus expenses in the three and nine months ended September 30, 2020, respectively. For the nine months ended September 30, 2020, $0.5 million of termination benefits were paid associated with the termination of the employees and charged against this liability. There were no other changes to the liability. As of September 30, 2020, $0.8 million remain in accrued liabilities for the unpaid portion of the separation benefits.

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

Overview

We are a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from psychiatric disorders. Our first commercial product, the NeuroStar® Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation, or TMS, to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the United States Food and Drug Administration, or FDA, to treat adult patients with major depressive disorder, or MDD, that have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. NeuroStar Advanced Therapy is also available in other parts of the world, including Japan, where it is listed under Japan’s national health insurance. NeuroStar Advanced Therapy is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We are a market leader in TMS therapy based on our U.S. installed base of 1,143 active NeuroStar Advanced Therapy Systems in approximately 909 psychiatrist offices as of September 30, 2020 and the estimated 94,609 patients treated with approximately 3.4 million of our treatment sessions through such date. We generated revenues of $12.4 million and $33.7 million for the three and nine months ended September 30, 2020.

We designed the NeuroStar Advanced Therapy System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of other treatment options. We generate revenues from initial capital sales of our systems, recurring Treatment Sessions and service and repair and extended warranty contracts. We derive the majority of our revenues from recurring Treatment Sessions. For the three months ended September 30, 2020, revenues from sales of our Treatment Sessions and NeuroStar Advanced Therapy Systems represented 76% and 21% of our U.S. revenues, respectively. For the nine months ended September 30, 2020, revenues from sales of our Treatment Sessions and NeuroStar Advanced Therapy Systems represented 73% and 23% of our U.S. revenues, respectively.

We currently sell our NeuroStar Advanced Therapy System and recurring Treatment Sessions in the United States with the collaborative support of our 122 employees as of September 30, 2020. Our sales force targets an estimated 50,000 psychiatrists across 26,000 psychiatric practices in the United States. Some of our customers have and may purchase more than one NeuroStar Advanced Therapy System. Based on our commercial data, on average, we believe our customers can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients. We believe psychiatrists can generate approximately $7,500 to $10,000 of revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We have a diverse customer base of psychiatrists in group psychiatric practices in the United States. For the three and nine months ended September 30, 2020, one customer accounted for more than 10% of our revenues.

We market our products in a few select markets outside the United States through independent distributors. International revenues represented 3% and 4% of our total revenues for the nine months ended September 30, 2020 and 2019, respectively. In October 2017, we entered into an exclusive distribution agreement with Teijin Pharma Limited, or Teijin, for the distribution of our NeuroStar Advanced Therapy Systems and Treatment Sessions to customers who will treat patients with MDD in Japan. We received regulatory approval for our system in Japan in September 2017, and we received the initial reimbursement of JPY 12,000 per Treatment Session, which went into effect on June 1, 2019. We expect our international revenues to increase over time as a percentage of our total revenues as we grow system placements and utilization in Japan.

Our research and development efforts are focused on the following: hardware and software product developments and enhancements of our NeuroStar Advanced Therapy System and clinical development relating to expansion of our label and additional indications, which may include bipolar depression and post-traumatic stress disorder. We outsource the manufacture of components of our NeuroStar Advanced Therapy Systems that are produced to our specifications, and individual components are either shipped directly from our third-party contract manufacturers to our customers or consolidated into pallets at our Malvern, Pennsylvania facility prior to shipment. Final installation of these systems occurs at the customer site.

Our total revenues decreased by $3.6 million, or 22%, from $16.0 million for the three months ended September 30, 2019 to $12.4 million for the three months ended September 30, 2020 and by $11.6 million, or 26%, from $45.3 million for nine months ended September 30, 2019 to $33.7 million for the nine months ended September 30, 2020. For the three and nine months ended September 30, 2020, our U.S. revenues were $12.0 million and $32.5 million compared to $15.3 million and $43.7 million for the three and nine months ended September 30, 2019 , which represents a decrease of 21% and 26% period over period. We believe the decline was primarily attributable to the impact of the COVID-19 pandemic and related governmental responses. We incurred net losses of $3.4 million and $23.8 million for the three and nine months ended September 30, 2020 compared to net losses of $6.9 million and $21.5 million for the three and nine months ended September 30, 2019. We expect to continue to incur losses for the next several years as we invest in our commercial organization to support our planned sales growth and while continuing to invest in our pipeline indications. As of September 30, 2020, we had an accumulated deficit of $273.9 million.

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it has and will continue to impact the Company’s customers, supply chain, employees and other business partners. While we began to experience significant disruptions in March 2020 through the end of September 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic may have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Certain states and cities, including where our principal place of business is located, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. The Company cannot predict if additional states and cities will implement similar restrictions or when restrictions currently in place will expire. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which the Company operates. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

On April 8, 2020, the Company adopted a plan to reduce operating expenses in connection with the COVID-19 pandemic and the resulting economic downturn (the “Plan”). The Plan included a reduction in force across all functions within the Company (the “RIF”). The Company paid and recorded separation-related charges for the RIF equal to $2.1 million. The Company estimates that the Plan will produce net savings of approximately $18 million through December 31, 2020. Following the second quarter RIF, the Company’s workforce totaled 122 employees as of September 30, 2020.

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

NeuroStar Advanced Therapy System Revenues.    NeuroStar Advanced Therapy System revenues consist primarily of sales or rentals of a capital component, including upgrades to the equipment attributable to the initial sale of the system. NeuroStar Advanced Therapy Systems can be purchased outright or on a rent-to-own basis by certain customers. We had an installed base of 1,143 and 1,032 active NeuroStar Advanced Therapy Systems as of September 30, 2020 and 2019, respectively.

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

Results of Operations

Comparison of the Three Months ended September 30, 2020 and 2019

	Three Months Ended September 30,		Increase / (Decrease)
	2020	2019	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$12,448	$16,000	$(3,552)	-22%
Cost of revenues	2,657	4,192	(1,535)	-37%
Gross Profit	9,791	11,808	(2,017)	-17%
Gross Margin	78.7%	73.8%
Operating expenses:
Sales and marketing	6,053	10,362	(4,309)	-42%
General and administrative	4,210	4,285	(75)	-2%
Research and development	1,952	3,489	(1,537)	-44%
Total operating expenses	12,215	18,136	(5,921)	-33%
Loss from Operations	(2,424)	(6,328)	3,904	62%
Other (income) expense:
Interest expense	1,002	930	72	8%
Other expense (income), net	(8)	(391)	383	-98%
Net Loss	$(3,418)	$(6,867)	$3,449	50%

	Revenues by Geography Three Months Ended September 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
United States	$12,029	97%	$15,294	96%
International	419	3%	706	4%
Total revenues	$12,448	100%	$16,000	100%

	U.S. Revenues by Product Category Three Months Ended September 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$2,541	21%	$4,616	30%
Treatment sessions	9,083	76%	10,252	67%
Other	405	3%	426	3%
Total U.S. revenues	$12,029	100%	$15,294	100%

	United States NeuroStar Advanced Therapy System Revenues by Type Three Months Ended September 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Capital	$2,438	96%	$4,264	92%
Operating lease	88	3%	185	4%
Other	15	1%	167	4%
Total United States NeuroStar Advanced Therapy System revenues	$2,541	100%	$4,616	100%

Revenues

Total revenues decreased by $3.6 million, or 22%, from $16.0 million for the three months ended September 30, 2019 to $12.4 million for the three months ended September 30, 2020. The decrease was driven by a 21% and 41% reduction in U.S. and International revenue, respectively, which we believe was caused by the impact of the COVID-19 pandemic.

NeuroStar Advanced Therapy System revenues represented 21% and 30% of U.S. revenues for the three months ended September 30, 2020 and 2019, respectively. U.S. NeuroStar Advanced Therapy System revenue for the three months ended September 30, 2020 was $2.5 million, a decrease of 45% versus third quarter 2019 revenue of $4.6 million. The decrease was primarily driven by lower NeuroStar Capital System sales during the quarter, as well as lower other revenue related to fewer HP Coil upgrades sold in the third quarter of 2020. In the quarter, the Company sold 39 systems, versus 68 in the prior year quarter.

Treatment Session revenues in the United States represented 76% and 67% of total revenues in the United States for the three months ended September 30, 2020 and 2019, respectively, and decreased by 11% from $10.3 million for the three months ended September 30, 2019 to $9.1 million for the three months ended September 30, 2020. The decrease was primarily driven by a decline in volume which we believe was caused by the impact of the COVID-19 pandemic.

Cost of Revenues and Gross Margin

Cost of revenues decreased by $1.5 million or 36% from $4.2 million for the three months ended September 30, 2019 to $2.7 million for the three months ended September 30, 2020 when compared to the three months ended September 30, 2019 Gross margin increased from 73.8% for the three months ended September 30, 2019 to 78.7% for the three months ended September 30, 2020. The increase was primarily a result of a change in the product mix of revenues versus the prior year as well as reduced personnel supporting our installation efforts.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $4.3 million, or 42%, from $10.4 million for the three months ended September 30, 2019 to $6.1 million for the three months ended September 30, 2020. The decrease was primarily due to reduced marketing expenses, including trade shows and advertising, travel expenses and personnel costs.

General and Administrative Expenses

General and administrative expenses decreased by $0.1 million, or 2%, from $4.3 million for the three months ended September 30, 2019 to $4.2 million for the three months ended September 30, 2020. The net decrease was due in part to a decrease of $0.3 million in personnel expenses related to bonus and salary and a $0.1 million decrease in legal expenses, which was partially offset by a $0.3 million increase in insurance expense.

Research and Development Expenses

Research and development expenses decreased $1.5 million, or 44%, from $3.5 million for the three months ended September 30, 2019 to $2.0 million for the three months ended September 30, 2020. The decrease was primarily due to reduced product development, personnel and travel expenses.

Interest Expense

Interest expense increased $0.1 million, or 8% from $0.9 million for the three months ended September 30, 2019 to $1.0 million for the three months ended September 30, 2020. The increase in interest expense is due to greater debt during the three months ended September 30, 2020 versus three months ended September 30, 2019.

Other Expense (Income), Net

Other expense (income), net decreased by $0.4 million, from $0.4 million for the three months ended September 30, 2019 to $0.0 million for the three months ended September 30, 2020, primarily as a result of decreased interest income earned on the Company’s money market accounts.

Comparison of the Nine Months ended September 30, 2020 and 2019

	Nine Months Ended September 30,		Increase / (Decrease)
	2020	2019	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$33,665	$45,300	$(11,635)	-26%
Cost of revenues	7,791	11,170	(3,379)	-30%
Gross Profit	25,874	34,130	(8,256)	-24%
Gross Margin	76.9%	75.3%
Operating expenses:
Sales and marketing	24,926	31,477	(6,551)	-21%
General and administrative	13,508	13,145	363	3%
Research and development	7,089	9,499	(2,410)	-25%
Total operating expenses	45,523	54,121	(8,598)	-16%
Loss from Operations	(19,649)	(19,991)	342	2%
Other (income) expense:
Interest expense	3,511	2,780	731	26%
Loss on extinguishment of debt	924	-	924	100%
Other expense (income), net	(288)	(1,281)	993	-78%
Net Loss	$(23,796)	$(21,490)	$(2,306)	-11%

	Revenues by Geography Nine Months Ended September 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
United States	$32,473	96%	$43,730	97%
International	1,192	4%	1,570	3%
Total revenues	$33,665	100%	$45,300	100%

	U.S. Revenues by Product Category Nine Months Ended September 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$7,474	23%	$12,594	29%
Treatment sessions	23,823	73%	29,877	68%
Other	1,176	4%	1,259	3%
Total U.S. revenues	$32,473	100%	$43,730	100%

	United States NeuroStar Advanced Therapy System Revenues by Type Nine Months Ended September 30,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Capital	$7,072	95%	$11,237	89%
Operating lease	358	5%	554	4%
Other	44	1%	803	6%
Total United States NeuroStar Advanced Therapy System revenues	$7,474	100%	$12,594	100%

Revenues

Total revenues decreased by $11.6 million or 26%, from $45.3 million for the nine months ended September 30, 2019 to $33.7 million for the nine months ended September 30, 2020. The decrease was driven by a 26% and 24% reduction in U.S. and International revenue, respectively, which we believe was caused by the impact of the COVID-19 pandemic.

NeuroStar Advanced Therapy System revenues represented 23% and 29% of U.S. revenues for the nine months ended September 30, 2020 and 2019 respectively. U.S. NeuroStar Advanced Therapy System revenue for the nine months ended September 30, 2020, was $7.5 million, a decrease of $5.1 million or 41% versus revenue or $12.6 million for the nine months ended September 30, 2019. The decrease was primarily driven by lower NeuroStar Capital System sales during the year, as well as lower other revenue related to fewer HP Coil upgrades sold in 2020.  For the nine months ended September 30, 2020 and 2019, the Company sold 112 and 172 systems, respectively, during each period.

As of September 30, 2020, we had an installed base of 1,143 active Systems in the United States. This represents an increase of 111 units, or 11%, over the active installed base as of September 30, 2019.

Treatment Session revenues in the United States represented 73% and 68% of total revenues in the United States for the nine months ended September 30, 2020 and 2019, respectively. Treatment Sessions revenues decreased by 20% from $29.9 million for the nine months ended September 30, 2019 to $23.8 million for the nine months ended September 30, 2020. The decrease was primarily driven by a decline in volume which we believe was caused by the impact of the COVID-19 pandemic.

Cost of Revenues and Gross Margin

Cost of revenues decreased by $3.4 million or 30% from $11.2 million for the nine months ended September 30, 2019 to $7.8 million for the nine months ended September 30, 2020. Gross margin increased from 75.3% for the nine months ended September 30, 2019 to 76.9% for the nine months ended September 30, 2020. The increase was primarily a result of a change in the product mix of revenues versus the prior year as well as reduced personnel supporting our installation efforts.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $6.6 million, or 21%, from $31.5 million for the nine months ended September 30, 2019 to $24.9 million for the nine months ended September 30, 2020. The decrease was primarily due to reduced marketing expenses, including trade shows and advertising, travel expenses and personnel costs.

General and Administrative Expenses

General and administrative expenses increased by $0.4 million, or 3%, from $13.1 million for the nine months ended September 30, 2019 to $13.5 million for the nine months ended September 30, 2020. The net increase was due in part to an increase in severance costs of $0.8 million in connection with our reduction in force actions for the nine months ended September 30, 2020, a reduction in legal and patent expense of $0.3 million and a drop in travel expense of $0.1 million due to restrictions around COVID-19.

Research and Development Expenses

Research and development expenses decreased $2.4 million, or 25%, from $9.5 million for the nine months ended September 30, 2019 to $7.1 million for the nine months ended September 30, 2020. The decrease was primarily due to reduced product development, personnel and travel expenses.

Interest Expense

Interest expense increased $0.7 million, or 26% from $2.8 million for the nine months ended September 30, 2019 to $3.5 million for the nine months ended September 30, 2020. The increase in interest expense is due to greater debt during the nine months ended September 30, 2020 versus nine months ended September 30, 2019.

Other Expense (Income), Net

Other expense (income), net decreased by $1.0 million, from $1.2 million for the nine months ended September 30, 2019 to $0.02 million for the nine months ended September 30, 2020, primarily as a result of decreased interest income earned on the Company’s money market accounts.

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

As of September 30, 2020, we had cash and cash equivalents of $50.7 million and an accumulated deficit of $273.9 million, compared to cash and cash equivalents of $75.7 million and an accumulated deficit of $250.1 million as of December 31, 2019. We incurred negative cash flows from operating activities of $26.7 million and $24.1 million for the nine months ended September 30, 2020 and 2019, respectively. We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to expand our sales and marketing initiatives to support our growth in existing and new markets, invest funds in additional research and development activities and utilize cash for other corporate purposes. Our primary sources of capital to date have been from our IPO, private placements of our convertible preferred securities, borrowings under our credit facilities and sales of our products. As of September 30, 2020, the Company had $35.0 million of borrowings outstanding under its credit facility, which has a final maturity in February 2025. As discussed in Note 12, the outstanding balance under the credit facility is classified as a current liability as of September 30, 2020 Management believes that the Company’s cash and cash equivalents and anticipated revenues from sales of its products are sufficient to fund the Company’s operations  (including the potential repayment of the credit facility if a waiver or amendment is not obtained) for at least 12 months from the issuance of these financial statements.

We cannot predict our revenues and expenses in the short term as a result of the COVID-19 pandemic and related governmental responses. We also incur additional costs as a public company. Based on our current business plan, we believe that our cash and cash equivalents and anticipated revenues from sales of our products will be sufficient to meet our cash requirements through November 2, 2021. However, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional common or preferred equity or debt securities or enter into a new credit facility or another form of third-party funding or seek other debt financing. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all. It is also possible that we may allocate significant amounts of capital towards products or technologies for which market demand is lower than expected and, as a result, abandon such efforts. If we are unable to maintain our current financing or obtain adequate additional financing when we require it, or if we obtain financing on terms which are not favorable to us, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may be required to delay the development, commercialization and marketing of our products.

Our current and future funding requirements will depend on many factors, including:

•	the impact of COVID-19 and related governmental responses;
•	our ability to achieve revenue growth and improve operating margins;
•	compliance with the terms and conditions, including covenants, set forth in our credit facility;
•	the cost of expanding our operations and offerings, including our sales and marketing efforts;
•	our ability to improve or maintain coverage and reimbursement arrangements with domestic third-party and government payors, particularly in Japan;
•	our rate of progress in establishing coverage and reimbursement arrangements from international commercial third-party and government payors;
•	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our products and maintaining or improving our sales to our current customers;
•	the cost of research and development activities, including research and development relating to additional indications, which may include bipolar depression;
•	the effect of competing technological and market developments;
•	costs related to international expansion; and
•	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net Cash Used in Operating Activities	$(26,687)	$(24,079)
Net Cash Used in Investing Activities	(615)	(454)
Net Cash Provided by Financing Activities	2,313	2,320
Net Decrease in Cash and Cash Equivalents	$(24,989)	$(22,213)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $26.7 million, consisting primarily of a net loss of $23.8 million and a decrease in net operating liabilities of $8.4 million, partially offset by non-cash charges of $5.5 million. The decrease in net operating liabilities was primarily due to decreases in accounts payable and accrued expenses as a result of timing and the 2020 payments of 2019 incentive compensation and commissions accrued as of December 31, 2019. Non-cash charges consisted of loss on debt extinguishment, depreciation and amortization, non-cash interest expense, share-based compensation, and the cost of rental units purchased by customers.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 and the nine months ended September 30, 2019 was $0.6 million and $0.5 million, respectively, and was in each case attributable to purchases of property and equipment and capitalized software costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $2.3 million and consisted of additional proceeds from our loan refinance and cash proceeds related to stock option exercises. Net cash provided by financing activities for the nine months ended September 30, 2019 was $2.3 million, consisting of cash proceeds related to stock option exercises.

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

As of September 30, 2020, the Company is in compliance with all covenants in the Solar Facility.

The Solar Facility includes a financial covenant requiring the attainment of a minimum trailing net revenue amount beginning on December 31, 2020. Based upon the Company’s projected revenues for the rest of 2020, the Company believes that it is probable that this minimum revenue covenant will not be achieved.  The Company is in discussions with the lenders for a potential covenant waiver or amendment, however, no formal agreement has been executed.  The Solar Facility also includes subjective acceleration clauses which permit the lenders to accelerate the maturity date under certain circumstances, including, but not limited to, material adverse effects on a Company’s financial status or otherwise.  In accordance with FASB ASC 470 because the Solar Facility contains subjective acceleration clauses and the assessment that it is probable that the revenue covenant will not be met as of December 31, 2020, the outstanding principal under the Solar Facility is classified as a current liability in the accompanying balance sheet as of September 30, 2020.

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

Cash and Non-Cash Interest Expense

For the three months ended September 30, 2020, we recognized interest expense of $1.0 million, of which $0.8 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred financing costs. For the three months ended September 30, 2019, we recognized interest expense of $0.9 million, of which $0.7 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred financing costs and accrual of final payment fees.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, partnerships or other relationships with unconsolidated entities, often referred to as structured finance or special-purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Commitments and Contractual Obligations

As of September 30, 2020, there was one significant change to our commitments and future minimum contractual obligations as set forth in our Form 10-K, filed with the SEC on March 3, 2020. We refer you to “Note 12. Debt” in the financial statements included in this Quarterly Report on Form 10-Q for information regarding our new debt agreement.

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

COVID-19

During the first, second, and third quarters of 2020, the Company experienced a material impact to revenue, particularly with regards to U.S. treatment session revenues. As noted in the Company’s April 8, 2020 press release, the Company expects that capital equipment sales and treatment session revenues will be materially impacted by this pandemic as customers are deferring capital purchase decisions, and new patient treatment starts and system utilization have declined compared to pre-COVID-19 projections.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2020 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject from time to time to various claims and legal actions arising during the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 1A.	Risk Factors.

You should carefully consider the information described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2020 and Quarterly Reports on Form 10-Q filed with the SEC on May 5, 2020 and August 4, 2020. There have been no material changes to the risk factors described therein.

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

NEURONETICS, INC. (Registrant)

Date: November 2, 2020	By:	/s/ Keith J. Sullivan
	Name:	Keith J. Sullivan
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2020	By:	/s/ Stephen Furlong
	Name:	Stephen Furlong
	Title:	VP, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)