Form 10-K
period 2020-12-31
Neuronetics, Inc.
filed 2021-03-02
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company Emerging growth company	☒ ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020) was approximately $33.4 million.

The number of shares of Registrant’s Common Stock outstanding as of February 25, 2021 was 25,407,813.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Report.

NEURONETICS, INC.

Annual Report on Form 10-K for the year ended December 31, 2020

i

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

Overview

We are a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from psychiatric disorders. Our first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation, or TMS, to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the United States Food and Drug Administration, or FDA, to treat adult patients with major depressive disorder, or MDD, that have failed to achieve satisfactory improvement from at least one prior antidepressant medication in the current MDD episode. NeuroStar Advanced Therapy is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We believe we are the market leader in TMS therapy based on our U.S. installed base of 1,170 active NeuroStar Advanced Therapy Systems in approximately 916 psychiatrist offices as of December 31, 2020 and the estimated 100,231 patients treated with approximately 3.6 million treatment sessions through such date. We generated revenues of $49.2 million for the year ended December 31, 2020.

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

The safety, effectiveness and durability of NeuroStar Advanced Therapy is supported by a large clinical data set published in 25 articles in peer-reviewed medical journals, including from 12 clinical studies that have collectively enrolled more than 900 adult patients suffering from MDD. In a 307 patient, naturalistic, prospective, observational trial conducted at 42 U.S. clinical sites in patients who had tried and failed to receive relief from one or more medication trials in their current MDD episode, following an acute course of NeuroStar Advanced Therapy, 58% of patients responded, which means they achieved a clinically meaningful reduction in symptoms, and 37% achieved remission. Response and remission were maintained over a 12-month period for a majority of these patients. In the STAR*D study, approximately 28% and 21% of patients achieved remission in their first and second medication trials, respectively.

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

As of December 31, 2020, we had an installed base of 1,170 active NeuroStar Advanced Therapy Systems in the United States. We currently sell our NeuroStar Advanced Therapy System and recurring treatment sessions in the United States with the collaborative support of our 126 employees as of December 31, 2020. Our sales force targets an estimated 50,000 psychiatrists across 26,000 psychiatric practices in the United States, based on data from Symphony Health and our own internal estimates that treat approximately 42% of the total MDD patients in the United States who meet our labeled indication and are insured. Patients are reimbursed by Medicare and the vast majority of commercial payors in the United States for treatment sessions utilizing our NeuroStar Advanced Therapy System.

We generate revenues from initial capital sales of our systems, sales of our recurring treatment sessions and from service and repair and extended warranty contracts. We derive the majority of our revenues from recurring treatment sessions. For the year ended December 31, 2020, we generated revenues of $49.2 million and had a net loss of $27.5 million. Our revenues decreased 21% during the year ended December 31, 2020 compared to the year ended December 31, 2019. For the year ended December 31, 2020, our U.S. revenues were $47.5 million, compared to $60.8 million for the year ended December 31, 2019, which represented a decrease of 22% compared to the prior period. Revenues from treatment sessions represented 73% of our U.S. revenues for the year ended December 31, 2020 compared to 68% of our U.S. revenues for the prior year.

Our Strategy

Our goal is to maintain and extend our leadership position in TMS therapy for patients with psychiatric disorders. The key elements of our strategy include:

•

Improve customer targeting and expand our direct sales and customer support team to accelerate growth.    To capture new psychiatrist customers, we plan to expand our specialized, direct sales organization that targets MDD treating psychiatric practices that accept reimbursement from private insurance and Medicare. Symphony Health estimates that there are approximately 26,300 group and solo practice sites in the United States with psychiatrists that prescribe antidepressant medications. Our direct sales force primarily targets 50,000 psychiatrists at 26,000 psychiatric practices that we estimate, based on data from Symphony Health and our own internal estimates, treat approximately 2.5 million patients, representing 42% of the total MDD patients in the United States who meet our labeled indication and are insured. We estimate that approximately 1.2 million of these patients have failed prior antidepressant medication attempts in the current MDD episode and are covered by insurance that will provide reimbursement based on this medical status, resulting in a targeted total addressable market of approximately $3.0 billion. We intend to continue to expand our team of business development managers that are responsible for driving new customer acquisitions. To reach our target practices, we also plan to expand our advertising efforts, both online and through more traditional approaches, such as targeting leading psychiatric journals, practice outreach and education through monthly webcasts, attendance at key psychiatric trade shows and sponsoring clinical symposiums and product theaters.

•

Increase utilization of our new and existing installed base of NeuroStar Advanced Therapy Systems.    We plan to expand our sales and customer support team to increase the number of patients treated by our installed base at the end of 2020 of 1,170 active NeuroStar Advanced Therapy Systems in the United States and any additional systems that we sell in the future. We intend to hire additional clinical training consultants to our existing team of eight who will focus on the ongoing training of our psychiatrist customers and their staff in order to allow our team at the end of 2020 of 18 NeuroStar practice consultants to focus exclusively on helping increase patient utilization of NeuroStar Advanced Therapy in a practice. Our NeuroStar practice consultants focus their efforts on helping psychiatrist customers implement our six step Practice Success Program. We intend to make further investments in marketing tools, such as our marketing portal, which consists of customizable practice development and advertisement materials all of which are designed to drive patient awareness within an existing practice and in the local community. We recently concluded a three-week national television advertising campaign designed to increase patient awareness of NeuroStar Advanced Therapy. We also plan to invest further in our direct to consumer marketing programs, primarily through digital marketing, which is comprised of paid search, display advertising, social media and public relations to our psychiatrist customers.

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

Bipolar Depression

Bipolar depression is a psychiatric disorder characterized by a recurrent episodes of mania and depression. The depressed phase of bipolar disorder is considered to be a form of treatment resistant depression and is the most difficult to treat phase of bipolar disorder. The depressive episode diagnostic criteria in bipolar depression are identical to our current MDD indication. Although bipolar depression represents a smaller market than MDD, this disease state has few treatment options available and many patients experience suboptimal outcomes. Current treatment options for patients with bipolar depression include the use of mood stabilizers, including lithium carbonate, anticonvulsant, and second-generation antipsychotics. While these treatments are effective in managing the recurrent mania, there are few effective treatments for the depressed phase of the illness. For example, antidepressant medications may lead to instability in resolution of the manic episodes if administered alone, and the use of second-generation antipsychotic medications can be associated with undesirable long-term medical side effects, including weight gain or the development of metabolic syndrome. Based on early research, we are evaluating whether treatment with our NeuroStar Advanced Therapy System could be beneficial to these patients. If we were to pursue an additional indication in bipolar depression, we believe we would need to conduct additional clinical trials, file an investigational device exemption and clinical trial protocols with the FDA, submit a 510(k) pre-market notification and receive clearance prior to commercialization.

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

Adolescent MDD

We completed patient enrollment with 112 adolescent MDD patients in a prospective, 13-center, randomized, sham-controlled, double-blind pivotal clinical trial with three phases that mirrors the design of our original adult, randomized, controlled trial. The purpose of this study was to evaluate the acute and long-term safety and efficacy of NeuroStar Advanced Therapy in treating adolescents with MDD. The trial utilized a double-blind control design to minimize variability and allow for blinded assessment of the safety and efficacy of NeuroStar Advanced Therapy, using an active NeuroStar Treatment Coil compared to a system utilizing a sham NeuroStar Treatment Coil. Patients were randomly allocated in a one-to-one ratio to either active NeuroStar Treatment Coil or sham NeuroStar Treatment Coil. At the time of enrollment, patients were antidepressant-free for at least one week and up to four weeks, depending on medication washout period.

The first phase was designed to evaluate the antidepressant effects of active NeuroStar Advanced Therapy compared with sham treatment when administered five times per week for a six-week acute course of therapy. The primary endpoint of this phase was the difference between active and sham arms using the 24-Item Hamilton Depression Rating Scale, or HAMD24, total score change from baseline score over the six-week acute phase. Safety was assessed at every treatment visit by recording adverse events. We are completing the analysis of all phases of the study, including the randomized controlled trial, open label extension and six-month follow-up study. Based on a preliminary analysis conducted in the second quarter of 2018, the primary endpoint in the first phase of the trial was not met. Although we cannot directly attribute clinical trial outcomes from other studies to our own clinical trials, we believe several clinical trials for antidepressant medications failed to meet the primary efficacy endpoint in their studies for MDD in adolescents and children. These include duloxetine, venlafaxine and, most recently, desvenlafaxine. To date, the data safety monitoring board has not identified any serious safety issues in the study population, including suicidality and seizure.

Consistent with our clinical trial protocols, patients who completed the first phase were eligible to participate in the second phase of our clinical trial, which was a separate, open-label extension study. The second phase trial was designed to evaluate the benefit of active treatment administered five times per week for a six-week acute course of NeuroStar Advanced Therapy in patients who received active or sham treatment and did not receive protocol-defined clinical benefit in the first phase. Patients remained antidepressant medication free during the second phase. This trial provided descriptive data on patients who switched from sham to active treatments or received a longer course of active treatment up to 12 weeks.

Patients who met the criteria for at least partial response in either the first or second phases of the trial were eligible to be followed in a third phase that was a separate six-month follow up phase. Patients who entered the third phase underwent a three-week transition during which they were gradually tapered off NeuroStar Advanced Therapy. Patients who experienced symptom worsening during this phase of the study may have received reintroduction of NeuroStar Advanced Therapy. Patients remained antidepressant medication free during the third phase of the trial. The purpose of this phase was to provide descriptive data on the six-month follow-up period and any retreatments received by patients.

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

Sales and Customer Support Team and Psychiatrist Training

As of December 31, 2020, our sales and customer support team consisted of 48 employees working collaboratively across the following departments: sales, marketing, field service and customer support, and reimbursement.

Sales and Marketing—United States

Our commercialization team selectively markets and sells the NeuroStar Advanced Therapy System and recurring treatment sessions in the United States. Our primary focus is on selling to psychiatrists, with primary care physicians and pain management specialists representing a small percentage of our customer base. We target approximately 50,000 psychiatrists across 26,000 psychiatric practices, who we estimate, based on data from Symphony Health and our own internal estimates, treat approximately 42% of MDD patients who meet our labeled indication and are insured. We target these practices by the number of psychiatrists within their practices, the number of patients they treat and their acceptance of commercial insurance and Medicare. We believe that our psychiatrist targeting strategy makes for a well-defined customer base that is accessible by our direct sales organization.

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

Intellectual Property

Our patent estate includes patents and applications with claims directed to our NeuroStar Advanced Therapy Systems and broader claims for potential future products and developments. On a worldwide basis, as of December 31, 2020, our patent estate included over 100 issued or allowed patents and pending patent applications for our products and novel design methods, manufacturing process, novel TMS devices and systems and future combination products that are mainly designed to treat psychiatric conditions or perform diagnostic procedures. In the United States, as of December 31, 2020, we owned or licensed 39 issued or allowed patents and 6 patent applications filed that are directed to our TMS technology. Outside the United States, as of December 31, 2020, we owned or licensed 53 issued or allowed patents, 9 pending patent applications and zero pending Patent Cooperation Treaty application.

These U.S. issued patents are expected to remain in effect until between 2020 and 2035. Our core patents in the United States will not expire before 2024. Our non-U.S. patents are expected to remain in effect until between 2024 and 2035. Our worldwide intellectual property portfolio includes multiple pending patent applications relating to methods and apparatuses for the treatment of psychiatric health conditions in Australia, Canada, the European Union, Japan and the United States. Our patents and patent applications mainly relate to iron core technology, including materials, manufacturing methods, geometries, applications, and open core technologies, TMS design patents, including coil position, motor threshold level determination, contact sensing, and articulation arm designs, patient comfort, TMS support technologies and pulse monitoring, and potential next generation technologies.

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

We establish our relationships with our third-party manufacturers and suppliers through supplier contracts and purchase orders. In most cases, these supplier relationships may be terminated by either party upon short notice. As of December 31, 2020, we engaged with Sparton Medical Systems to supply our console; Gharieni Group GmbH to supply our chair; Molex Incorporated to supply our SenStar Treatment Link; Paragon Micro to supply our computer systems as well as other companies to supply components of our chairs and treatment packs.

We have not experienced material delays in obtaining any of our components, nor has the ready supply of finished products to our customers or clinicians been adversely affected by component supply issues.

Reimbursement, Payor Relations and Customer Support

Based on our estimates, over 65 major private insurers in the United States, including the top 25 largest private insurers, have coverage policies for reimbursement of NeuroStar Advanced Therapy, representing approximately 205 million covered lives or about 95% of the total payor covered lives in the United States. Treatments using NeuroStar Advanced Therapy are also eligible for reimbursement from Medicare, representing an additional 61 million covered lives in the United States as of January 2021.

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

De novo Classification Process

Medical device types that the FDA has not previously classified as Class I, II, or III are automatically classified as Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a substantially equivalent predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified as Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, in July 2012, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. We originally obtained marketing authorization for our system using the de novo classification process after receiving a not substantially equivalent determination following the submission of a 510(k) premarket notification. We have subsequently used the 510(k) clearance process to obtain authorization from the FDA for changes to our marketed system, including for our TouchStar® treatment, a three-minute intermittent theta burst protocol with our NeuroStar Advanced Therapy System, which was granted clearance by the FDA on November 23, 2020.

Clinical Trials

A clinical trial is typically required to support a PMA application or de novo classification and is sometimes required for a 510(k) pre-market notification. Clinical trials for significant risk devices generally require submission of an application for an Investigational Device Exemption, or IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the investigational protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA as well as the appropriate institutional review boards, or IRBs, at the clinical trial sites, and the informed consent of the patients participating in the clinical trial is obtained. After a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to an unacceptable health risk. Any trials we conduct must be conducted in accordance with FDA regulations as well as other federal regulations and state laws concerning human subject protection and privacy. Moreover, the results of a clinical trial may not be sufficient to obtain clearance or approval of the product.

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

U.S. and Foreign Healthcare Laws and Compliance Requirements

Healthcare providers, physicians and third-party payors play a primary role in the recommendation, prescription and payment for medical treatments. A medical device manufacturer’s arrangements with third-party payors, providers and patients may expose it to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect its business or the financial arrangements and relationships through which it markets, sells and distributes its products. Even if a medical device manufacturer does not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations are applicable to its business. In addition, a portion of our business is subject to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as a business associate of our covered entity customers. To provide our covered entity customers with services that involve the use or disclosure of PHI, we are required to enter into business associate agreements. As a business associate, we are also directly liable for compliance with HIPAA. The laws that may affect a medical device manufacturer’s ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits any person or entity from, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or a specific intent to violate. Moreover, the government may assert that a claim for reimbursement that includes items resulting from a violation of the federal healthcare Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exceptions and regulatory safe harbors to the federal healthcare Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend medical device products, including discounts, or engaging individuals as speakers, consultants, or advisors, may be subject to scrutiny if they do not fit squarely within an exception or a safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as reimbursement support programs, educational or research grants, or charitable donations;

•

the federal civil and criminal false claims laws and civil monetary penalty laws, such as the False Claims Act, or FCA, which can be enforced by private citizens through civil qui tam actions, prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment of federal funds, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. The Social Security Act also has a provision that provides for the imposition of civil monetary penalties against any person who offers or transfers remuneration to a Medicare or Medicaid beneficiary that such person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier for the order or receipt of any item or service payable by a federal health care program. Private individuals, commonly known as “whistleblowers,” can bring FCA qui tam actions on behalf of the government and themselves, and may share in amounts paid by the entity to the government in recovery or settlement. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $11,665 to $23,331 per false or fraudulent claim or statement. Many pharmaceutical and medical device manufacturers have been investigated and have reached substantial settlements under the FCA in connection with alleged off label promotion of their products and allegedly providing free products to customers with the expectation that the customers would bill federal health care programs for the product. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. There are also criminal penalties, including imprisonment and criminal fines, for making or presenting false, fictitious or fraudulent claims to the federal government;

•

HIPAA, among other things, imposes criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it or to have committed a violation;

•

HIPAA, as amended by HITECH, and their implementing regulations, which imposes privacy, security, transmission and breach reporting obligations with respect to individually identifiable health information upon “covered entities” subject to the law, including health plans, healthcare clearinghouses and certain healthcare providers and their respective business associates that perform services on their behalf that involve individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. On December 10, 2020, the U.S. Department of Health and Human Services Office for Civil Rights issued a Notice of Proposed Rulemaking, which if finalized, would make changes to some of HIPAA’s regulatory requirements, which would apply to business associates;

•

the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” created under the PPACA, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, Centers for Medicare and Medicare Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives; and

•

foreign and state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers; state laws that require device manufacturers to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and other federal and state laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts and data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation, which became effective in May 2018).

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

Ensuring that business arrangements with third parties comply with applicable healthcare laws and regulations is costly and time consuming. If a medical device manufacturer’s operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to it, it may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, substantial monetary penalties, individual imprisonment, exclusion from governmental funded healthcare programs, such as Medicare and Medicaid, additional reporting obligations and oversight if it becomes subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of operations, any of which could adversely affect the ability of a medical device manufacturer to operate its business and the results of its operations.

United States Healthcare Reform

In the United States, a number of legislative and regulatory proposals have been considered or enacted to change the healthcare system in ways that could affect a medical device manufacturer’s business. Among policy makers and governmental and private insurers in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. For example, in 2010, the PPACA was enacted, which includes measures to significantly change the way health care is financed by both governmental and private insurers, and significantly impacts the medical device industry. Among other ways in which it may impact a medical device manufacturer’s business, the PPACA:

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

Some of the provisions of the PPACA have yet to be implemented, and there were judicial and Congressional challenges to certain aspects of the PPACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Most recently, under President Biden, the Department of Justice dropped support of two Supreme Court cases challenging PPACA in addition to a case before the U.S. Court of Appeals for the Fifth Circuit. On January 28, 2021, President Biden signed an executive order to expand access to PPACA coverage, stating that it is the “policy” of the Biden administration to protect and strengthen the PPACA and directing agencies to consider suspending, revising, or rescinding actions related to President Trump’s executive orders that are inconsistent with this policy position. In the past, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA; however, this is not the policy of the Biden administration. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. The 2018 Appropriations Resolution delayed the implementation of certain PPACA-mandated fees, including, without limitation, the medical device excise tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In July 2018, CMS published a final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. On appeal, the Fifth Circuit Court of Appeals affirmed the holding on the individual mandate but remanded the case back to the lower court to reassess whether and how such holding affects the validity if the rest of the PPACA; however, as stated above, the Department of Justice under President Biden has dropped its support of this appeal. There is no way to know whether, and to what extent, if any, the PPACA will remain in-effect in the future, and it is unclear how judicial decisions, subsequent appeals, or other efforts to repeal and replace or, possibly, to restore the PPACA will impact the U.S. healthcare industry or our business.

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

We cannot predict the impact that such actions against the PPACA or other health care reform under the Biden administration will have on our business, and there is uncertainty as to what healthcare programs and regulations may be implemented or changed at the federal and/or state level in the United States, or the effect of any future legislation or regulation. However, it is possible that such initiatives could have an adverse effect on our ability to obtain approval and/or successfully commercialize products in the United States in the future. For example, any changes that reduce, or impede the ability to obtain, reimbursement for the type of products we intend to commercialize in the United States (or our products more specifically, if approved) or reduce medical procedure volumes could adversely affect our business plan to introduce our products in the United States.

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

European Union Regulation

We also have received European Conformity (CE) marking in the European Economic Area (EEA). Sales and marketing of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain appropriate marketing authorizations from other foreign authorities may be longer or shorter than required for FDA approval. Whether or not we have obtained FDA approval, our NeuroStar Advanced Therapy System may be subject to different regulatory requirements in other jurisdictions. The foreign regulatory approval process includes all the risks associated with FDA regulation, as well as country-specific regulations.

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

Human Capital

Employees

As of December 31, 2020, we had 126 full time employees working collaboratively across our sales and customer support team, in research and development, including clinical, regulatory and certain quality functions, operations and in general and administrative. All of our employees are employed full time. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union. We believe that our employee relations are strong.

We recruit employees with the skills and training relevant to functional responsibilities. We believe that cultural fit and energy are important considerations. We assess the likelihood that a particular candidate will contribute to the Company’s overall goals, and beyond their specifically assigned tasks. We aim to provide market-based compensation and work to retain our employees for many years. During 2020, as we worked to manage through the effects of the COVID-19 pandemic, we provided the option of working remotely through June 2020 before implementing a staggered return policy to bring all home office employees back to our Malvern facility with appropriate safeguards by September 2020. The Company continues to offer a two-day work from home policy to ensure employees are able to manage family priorities during the COVID-19 pandemic.

Development

Developing employees contributes to growing our business. The Company has leadership development programs which bring a consistent approach to leadership development that all managers and directors are required to attend. The Company also provides learning opportunities for all employees to continue to progress their development and career at the Company.

Diversity, Equity and Inclusion

A diverse and inclusive culture that provides fair and equitable opportunities helps the Company remain competitive, advance its innovation culture, and serve customers. The Company focuses on attracting and advancing top talent as well as advancing diversity, equity, and inclusion initiatives.

Compensation and Benefits

In addition to a professional work environment that promotes innovation and rewards performance, our total compensation for employees includes a variety of components that support sustainable employment and the ability to build a strong financial future, including competitive market-based pay, share-based compensation awards, and comprehensive benefits. In addition to earning a base salary, eligible employees are compensated for their contributions to the Company’s goals with cash incentives and long-term equity-based incentives. The Company is committed to providing fair and equitable pay for employees. Eligible full-time employees also have access to medical, dental, and vision plans; savings and retirement plans; and other benefits.

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

Summary Risk Factors

An investment in shares of our common stock involves significant risks. See “Risk Factors” beginning on page 20. These risks include, among others:

•	Our success depends upon patient satisfaction with the effectiveness of our NeuroStar Advanced Therapy System.

•

The COVID-19 pandemic has had, and we expect will continue to have, an adverse effect on our business, results of operations, financial condition and cash flows, the nature and extent of which are highly uncertain and unpredictable.

•	We operate in a very competitive environment and if we are unable to compete successfully against our existing or potential competitors, our sales and operating results may be negatively affected.

•

We rely on single-source suppliers for some components used in our NeuroStar Advanced Therapy System and on a single manufacturer for the assembly of our NeuroStar Advanced Therapy System, and we may be unable to find replacements or immediately transition to alternative parties for these components.

•

We rely and, in the future, expect to rely on a network of third-party distributors to market and distribute our products internationally, and if we are unable to maintain and expand this network, we may be unable to generate anticipated sales.

•

If we are not able to obtain and enforce patent protection for our technologies, products, or product candidates, development and commercialization of our products and product candidates may be adversely affected.

•

Our products and operations are subject to extensive government regulation and oversight both in the United States and abroad, and our failure to comply with applicable requirements could harm our business.

•	Modifications to our products may require new 510(k) clearances or PMA approvals, and may require us to cease marketing or recall the modified products until clearances are obtained.

•

Our products must be manufactured in accordance with federal and state regulations, and we could be forced to recall our installed systems or terminate production if we fail to comply with these regulations.

•

Our products may cause or contribute to adverse medical events that we are required to report to the United States Food and Drug Administration, or FDA, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.

•

We are subject to certain federal, state and foreign fraud and abuse laws, health information privacy and security laws and transparency laws, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

•

Our operating results are directly dependent upon the sales and marketing efforts of our sales and customer support team as well as our field sales personnel in the United States and our independent third-party distributors outside of the United States. If our employees or our independent distributors fail to adequately promote, market and sell our products, our sales could significantly decrease.

•	We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

Item 1A.	Risk Factors.

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

We have incurred net losses since inception, including net losses of $27.5 million and $29.0 million for the years ended December 31, 2020 and 2019 respectively. As a result of ongoing losses, as of December 31, 2020, we had an accumulated deficit of $277.5 million. We expect to continue to incur significant sales and marketing, product development, regulatory and other expenses as we continue to expand our marketing efforts to increase adoption of our products and expand existing relationships with our customers, to obtain regulatory clearances or approvals for our products in additional countries and for additional indications, and to develop new products or add new features to our existing products. The net losses we incur may fluctuate significantly from quarter to quarter. We will need to generate significant additional revenues to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

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

Our operations and interactions with healthcare systems, providers and patients expose us to risks associated with public health crises, including epidemics and pandemics. In particular, the global impact of COVID-19, including corresponding preventative and precautionary measures that we and other businesses, communities and governments are taking to mitigate the spread of the disease, has led to unprecedented restrictions on, disruptions in, and other related impacts on business and personal activities. Further, in addition to travel restrictions put in place beginning in early 2020, countries, states and governments may continue to close borders, impose prolonged quarantines or other restrictions and requirements on travel, and further limit our ability to conduct business in-person as we did prior to COVID-19, requiring businesses, including our business, to use alternative methods of communication. It is likely the COVID-19 pandemic will cause a continued economic slowdown of extended duration, and it is possible that it could cause a global recession.

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

If we are unable to adequately address our customers’ needs, it could negatively impact sales and market acceptance of our products and we may never generate sufficient revenues to achieve or sustain profitability.

Our operating results are directly dependent upon the sales and marketing efforts of our sales and customer support team as well as our field sales personnel in the United States and our independent third-party distributors outside of the United States. If our employees or our independent distributors fail to adequately promote, market and sell our products, our sales could significantly decrease.

If we launch new products, expand our product offerings to new indications or increase our marketing efforts with respect to existing products, we will need to expand the reach of our marketing and sales networks. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled employees, and distributors with significant technical knowledge in various areas. Further, most of the salespersons we recently hired have technical expertise from other industries but no experience within our specific industry. New hires require training and take time to achieve full productivity. If we fail to train new hires adequately, new hires fail to successfully transition to our industry, or we experience high turnover in our sales force in the future, new hires may not become as productive as may be necessary to maintain or increase our sales. If we are unable to expand our sales and marketing capabilities domestically and internationally, we may be unable to effectively commercialize our products.

The loss of any member of our senior management or our inability to attract and retain highly skilled executives, salespeople and product development personnel could negatively impact our business.

Our success depends on the skills, experience and performance of the members of our senior management team. The individual and collective efforts of these employees will be important as we continue to develop our products and as we expand our commercial activities. We believe that it is challenging to identify individuals with the requisite skills to serve in many of our key positions, and the loss or incapacity of existing members of our executive management team could negatively impact our operations. We did not maintain key man life insurance on any of our employees in 2020. The existence of our Chief Executive Officer’s employment agreement does not guarantee our retention of our Chief Executive Officer for any period of time.

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

We may be unable to achieve or manage our anticipated growth effectively, which could make it difficult to execute our business strategy.

We have a relatively short history of operating as a commercial company and our growth rate may be volatile. For example, our revenues decreased from $62.7 million for the year ended December 31, 2019 to $49.2 million for the year ended December 31, 2020. We intend to grow our business operations and may experience periods of rapid growth and expansion. This anticipated growth could create a strain on our organizational, administrative and operational infrastructure, including our supply chain operations, quality control, technical support and customer service, sales force management and general and financial administration. We may be unable to maintain the quality, or delivery timelines, of our products or customer service or satisfy customer demand if our business grows too rapidly. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, and our reporting systems and procedures. We may implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain and failure to complete this in a timely and efficient manner could harm our business.

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

On December 22, 2017, President Trump signed into law new legislation, (Pub. L. 115-97), commonly referred to as the Tax Cuts and Jobs Act of 2017, or the TCJA, which significantly revised the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contained significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the TCJA. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims and physician transparency laws. Our business practices and relationships with providers, patients and third-party payors are subject to scrutiny under these laws. We may also be subject to patient information privacy and security regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits any person or entity from, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or a specific intent to violate. Moreover, the government may assert that a claim for reimbursement that includes items resulting from a violation of the federal healthcare Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exceptions and regulatory safe harbors to the federal healthcare Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend medical device products, including discounts, or engaging individuals as speakers, consultants, or advisors, may be subject to scrutiny if they do not fit squarely within an exception or a safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as reimbursement support programs, educational or research grants, or charitable donations;

•

the federal civil and criminal false claims laws and civil monetary penalty laws, such as the FCA, which can be enforced by private citizens through civil qui tam actions, prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment of federal funds, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government.  The Social Security Act also has a provision that provides for the imposition of civil monetary penalties against any person who offers or transfers remuneration to a Medicare or Medicaid beneficiary that such person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier for the order or receipt of any item or service payable by a federal health care program. Whistleblowers can bring FCA qui tam actions on behalf of the government and themselves, and may share in amounts paid by the entity to the government in recovery or settlement. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $11,665 to $23,331 per false or fraudulent claim or statement. Many pharmaceutical and medical device manufacturers have been investigated and have reached substantial settlements under the FCA in connection with alleged off label promotion of their products and allegedly providing free products to customers with the expectation that the customers would bill federal health care programs for the product. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. There are also criminal penalties, including imprisonment and criminal fines, for making or presenting false, fictitious or fraudulent claims to the federal government;

•

HIPAA, among other things, imposes criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it or to have committed a violation;

•

HIPAA, as amended by HITECH, and their implementing regulations, which imposes privacy, security, transmission and breach reporting obligations with respect to individually identifiable health information upon “covered entities” subject to the law, including health plans, healthcare clearinghouses and certain healthcare providers and their respective business associates that perform services on their behalf that involve individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. On December 10, 2020, the U.S. Department of Health and Human Services Office for Civil Rights issued a Notice of Proposed Rulemaking, which if finalized, would make changes to some of HIPAA’s regulatory requirements, which would apply to business associates;

•

the federal Physician Payments Sunshine Act created under the PPACA, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, Centers for Medicare and Medicare Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives; and

•

foreign and state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers; state laws that require device manufacturers to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and other federal and state laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts and data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation, which became effective in May 2018).

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

As of December 31, 2020 , we had federal and state net operating loss carryforwards of $247.5 million and $152.9 million, respectively. The federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2023 and 2021, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have not done an analysis to determine whether or not ownership changes have occurred since inception and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Certain shares of common stock are entitled to rights with respect to registration under the Securities Act. Such registration would result in these shares becoming fully tradable without restriction under the Securities Act when the applicable registration statement is declared effective. Sales of such shares could cause the price of our common stock to decline.

Our principal stockholders and management own a significant percentage of our stock and are able to exert control over matters subject to stockholder approval.

As of February 25, 2021, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 21.6% of our outstanding common stock. Accordingly, these stockholders have a material influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, mergers, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of the company, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing price of our common stock. The significant concentration of stock ownership may negatively impact the price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

General Risk Factors

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. We may remain an emerging growth company until as late as December 31, 2023, though we may cease to be an emerging growth company earlier under certain circumstances, including (i) if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30, in which case we would cease to be an emerging growth company as of the following December 31, or (ii) if our gross revenues exceeds $1.07 billion in any fiscal year. “Emerging growth companies” may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors could find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Item 1B.Unresolved Staff Comments.

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

Holders

As of February 25, 2021, there were approximately 146 holders of record of our common stock, solely based upon the count our transfer agent provided to us as of that date.

Unregistered Sales of Securities

None.

Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2020:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (in thousands)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a) (in thousands)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,365	$4.62	2,138
Equity compensation plans not approved by security holders	-	-	(1) 400
Total	2,365	$4.62	2,538

(1)	This number includes 400,000 shares available for issuance under the 2020 Inducement Incentive Plan

See “Item 15. Exhibits and Financial Statement Schedules — Notes to Financial Statements — Note 14. Share-Based Compensation and Note 15. Employee Benefit Plans” for additional information on compensation plans under which equity securities of the registrant are authorized for issuance without the approval of stockholders.

Item 6.	Selected Financial Data.

The following tables set forth, for the periods and as of the dates indicated, our selected historical financial data. The statements of operations data for the years ended December 31, 2020, 2019, and 2018 and the balance sheet data as of December 31, 2020 and 2019 are derived from our audited financial statements appearing at the end of this Annual Report on Form 10-K. The balance sheet data as of December 31, 2018 is derived from audited financial statements that do not appear at the end of this Annual Report on Form 10-K. You should read this data together with the more detailed information contained in our audited financial statements and the related notes thereto and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that should be expected in the future.

	Years ended December 31,
	2020	2019	2018
Statements of Operations Data:
Revenues	$49,244	$62,656	$52,776
Cost of revenues	11,554	15,389	12,447
Gross Profit	37,690	47,267	40,329
Operating expenses:
Sales and marketing	32,562	42,993	38,264
General and administrative	18,236	17,457	13,667
Research and development	9,201	13,747	8,232
Total operating expenses	59,999	74,197	60,163
Loss from Operations	(22,309)	(26,930)	(19,834)
Other (income) expense:
Interest expense	4,522	3,685	3,688
Loss on extinguishment of debt	924	-	-
Other (income) expense, net	(302)	(1,571)	575
Net Loss	$(27,453)	$(29,044)	$(24,097)
Net loss per share of common stock outstanding, basic and diluted	$(1.46)	$(1.58)	$(2.69)
Weighted-average common shares outstanding, basic and diluted	18,835	18,380	8,948

	As of December 31,
	2020	2019	2018
Balance Sheet Data:
Cash and cash equivalents	$48,957	$75,708	$29,147
Working capital	51,330	72,008	25,011
Total assets	78,657	100,168	38,938
Current portion of long-term debt	-	11,250	-
Long-term debt, net	34,620	19,898	29,556
Convertible preferred stock warrant liability	-	-	478
Convertible preferred stock	-	-	187,136
Accumulated deficit	(277,540)	(250,087)	(196,946)
Total stockholders’ equity (deficit)	25,493	47,852	(192,652)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from psychiatric disorders. Our first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation, or TMS, to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the United States Food and Drug Administration, or FDA, to treat adult patients with major depressive disorder, or MDD, that have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. NeuroStar Advanced Therapy is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We believe we are the market leader in TMS therapy based on our U.S. installed base of 1,170 active NeuroStar Advanced Therapy Systems in approximately 916 psychiatrist offices as of December 31, 2020 and the estimated 100,231 patients treated with approximately 3.6 million of our treatment sessions through such date. We generated revenues of $49.2 million and $62.7 million for the years ended December 31, 2020 and 2019, respectively.

We designed the NeuroStar Advanced Therapy System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of existing treatment options. We generate revenues from initial capital sales of our systems, sales of our recurring treatment sessions and from service and repair and extended warranty contracts. We derive the majority of our revenues from recurring treatment sessions. For the year ended December 31, 2020, revenues from sales of our treatment sessions and NeuroStar Advanced Therapy Systems represented 73% and 23% of our U.S. revenues, respectively.  For the year ended December 31, 2019, revenues from sales of our treatment sessions and NeuroStar Advanced Therapy Systems represented 68% and 30% of our U.S. revenues, respectively.

We currently sell our NeuroStar Advanced Therapy System and recurring treatment sessions in the United States through our sales and customer support team. Our sales force targets an estimated 50,000 psychiatrists across 26,000 practices that we estimate, based on data from Symphony Health and our own internal estimates, treat approximately 42% of the total MDD patients in the United States who meet our labeled indication and are insured. We expect to continue to expand our direct sales and customer support team to further penetrate the market by demonstrating the benefits of our NeuroStar Advanced Therapy to psychiatrists and their MDD patients. Some of our customers have and may purchase more than one NeuroStar Advanced Therapy System. Based on our commercial data, we believe psychiatrists can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients. We believe psychiatrists can generate approximately $7,500 to $10,000 of revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We have a diverse customer base of psychiatrists in group psychiatric practices in the United States. One customer accounted for more than 10% of our revenues for the year ended December 31, 2020 and no customer accounted for more than 10% of our revenues for the year ended December 31, 2019. Patients are reimbursed by Medicare and the vast majority of commercial payors in the United States for treatment sessions utilizing our NeuroStar Advanced Therapy System.

We market our products in a few select markets outside the United States through independent distributors. International revenues represented 4% and 3% of our total revenues for the years ended December 31, 2020 and 2019, respectively. In October 2017, we entered into an exclusive distribution agreement with Teijin Pharma Limited, or Teijin, for the distribution of our NeuroStar Advanced Therapy Systems and treatment sessions to customers who will treat patients with MDD in Japan. We received regulatory approval for our system in Japan in September 2017. We obtained reimbursement coverage for NeuroStar Advanced Therapy in Japan, which went into effect on June 1, 2019 and covers patients who are treated in the largest inpatient and outpatient psychiatric facilities in Japan. We expect our international revenues to increase as a percentage of our total revenues as we grow our presence in Japan.

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

Our total revenues decreased by $13.4 million, or 21%, from $62.7 million for the year ended December 31, 2019 to $49.2 million for the year ended December 31, 2020. For the year ended December 31, 2020, our U.S. revenues were $47.5 million, compared to $60.8 million for the year ended December 31, 2019, which represented a decrease of 22% period over period. We expect to continue to incur losses for the next several years as we expand our commercial organization to support our planned sales growth and while continuing to invest in our pipeline indications. As of December 31, 2020, we had an accumulated deficit of $277.5 million.

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

Recent Developments

COVID-19

Throughout 2020, the Company experienced a material impact to revenue, particularly with regards to U.S. treatment session revenues as a result of the COVID-19 pandemic. The Company expects that capital equipment sales and treatment session revenues will continue to be materially impacted by this pandemic as customers are deferring capital purchase decisions, and new patient treatment starts and system utilization have declined compared to pre-COVID-19 projections.

Common Stock Offering

On February 2, 2021, we closed on our public offering and sale (the “Offering) of our common stock in which we issued and sold 5,566,000 shares of our common stock, which included shares pursuant to an option granted to underwriters to purchase additional shares, at a public offering price of $15.50 per share. We received net proceeds of approximately $80.6 million after deducting underwriting discounts, commissions and estimated offering expenses. The Company intends to use the net proceeds of the offering for general corporate purposes, including working capital, research and development, marketing and evaluating new clinical indications.

Components of Our Results of Operations

Revenues

To date, we have generated revenues primarily from the capital portion of our business and related sales and rentals of the NeuroStar Advanced Therapy System and the recurring revenues from our sale of treatment sessions in the United States.

NeuroStar Advanced Therapy System Revenues.    NeuroStar Advanced Therapy System revenues consist primarily of sales or rentals of a capital component, including upgrades to the equipment attributable to the initial sale of the system. NeuroStar Advanced Therapy Systems can be purchased outright or on a rent-to-own basis by certain customers. We had an installed base of 1,170 and 1,085 active NeuroStar Advanced Therapy Systems as of December 31, 2020 and 2019, respectively.

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

Other Revenues.    Other revenues are derived primarily from service and repair extended warranty contracts with our existing customers.

We refer you to the section titled “—Critical Accounting Policies and Use of Estimates—Revenue Recognition” appearing elsewhere in this Annual Report on Form 10-K for additional information regarding how we account for revenues.

Sales in the United States represented 96% and 97% of our total revenues for the years ending December 31, 2020 and 2019, respectively, and have been generated by our direct sales force. Outside the United States, our sales are made through local third-party distributors. International revenues were 4% and 3% for the years ended December 31, 2020 and 2019, respectively. We expect that both our United States and international revenues will increase in the near term as we continue to expand the installed base of NeuroStar Advanced Therapy Systems and increase the related patient utilization in the United States, as well as grow our presence in Japan. We expect our revenues to be positively impacted to the extent our direct sales force is successful in increasing the rate of adoption and utilization of treatment with TMS Therapy as an alternative to other MDD treatments.

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

We anticipate that our sales and marketing expenses will increase as we continue to execute on our growth initiatives and expand our business in the United States. The increase in sales and marketing expense from growth initiatives will be partially offset by a decrease in costs related to personnel expenses as a result of reduction in commercial headcount due to the company’s reduction in force announced in April 2020.

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

We anticipate that our general and administrative expenses will increase modestly in fiscal year 2021.

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

We plan to incur research and development expenses for the near future as we expect to continue our development of TMS Therapy for the treatment of additional patient populations and new indications, which may include bipolar depression, post-traumatic stress disorder and potential other clinical indications yet to be determined, as well as for various hardware and software development projects. As a result, we expect our research and development expenses to remain similar to our fiscal year 2020 expenses.

Interest Expense

Interest expense consists of cash interest payable under our credit facility and non-cash interest attributable to the accrual of final payment fees and the amortization of deferred financing costs related to our indebtedness.

Other Income, Net

Other income, net consists primarily of interest income earned on our money market account balances.

Results of Operations

Comparison of the Years ended December 31, 2020 and 2019

	Years ended December 31,		Increase / (Decrease)
	2020	2019	Dollars	Percentage
	(in thousands, except percentages)
Revenues	$49,244	$62,656	$(13,412)	-21%
Cost of revenues	11,554	15,389	(3,835)	-25%
Gross Profit	37,690	47,267	(9,577)	-20%
Gross Margin	76.5%	75.4%
Operating expenses:
Sales and marketing	32,562	42,993	(10,431)	-24%
General and administrative	18,236	17,457	779	4%
Research and development	9,201	13,747	(4,546)	-33%
Total operating expenses	59,999	74,197	(14,198)	-19%
Loss from Operations	(22,309)	(26,930)	4,621	17%
Other (income) expense:
Interest expense	4,522	3,685	837	23%
Loss on extinguishment of debt	924	-	924	100%
Other income, net	(302)	(1,571)	1,269	81%
Net Loss	$(27,453)	$(29,044)	$1,591	5%

	Revenues by Geography Years ended December 31,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
United States	$47,519	96%	$60,760	97%
International	1,725	4%	1,896	3%
Total revenues	$49,244	100%	$62,656	100%

	U.S. Revenues by Product Category Years ended December 31,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$11,094	23%	$18,007	30%
Treatment sessions	34,852	73%	41,120	68%
Other	1,573	3%	1,633	2%
Total U.S. revenues	$47,519	100%	$60,760	100%

	United States NeuroStar Advanced Therapy System Revenues by Type Years ended December 31,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Capital	$10,518	95%	$16,196	90%
Operating lease	$437	4%	730	4%
Other	$139	1%	1,081	6%
Total United States NeuroStar Advanced Therapy System revenues	$11,094	100%	$18,007	100%

Revenues

Total revenues decreased by $13.4 million, or 21%, from $62.7 million for the year ended December 31, 2019 to $49.2 million for the year ended December 31, 2020. Revenues in the United States decreased by $13.2 million from 2019 to 2020 due to lower unit sales of both NeuroStar Advanced Therapy Systems and treatment sessions. The year over year decrease in international revenue was primarily due to lower unit sales of NeuroStar Advanced Therapy Systems in Japan.

Revenues in the United States decreased by $13.2 million, or 22%, from $60.8 million for the year ended December 31, 2019 to $47.5 million for the year ended December 31, 2020. NeuroStar Advanced Therapy System revenue in the United States decreased by $6.9 million, or 38%, in the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily driven by a 35% decrease in NeuroStar Advanced Therapy System capital revenue, which includes capital sales and sales-type leases. The decrease in NeuroStar capital revenue was primarily driven by a decrease of 84 units in NeuroStar Advanced Therapy Systems sold from 250 units for the year ended December 31, 2019 to 166 units for the year ended December 31, 2020. We believe the decline in volume for the NeuroStar Advanced Therapy System revenues between these two periods was primarily due to the impact of the COVID-19 as demand for our NeuroStar Therapy System units was significantly impacted given the economic slow-down and inability of our sales team to conduct business in-person due to extensive travel restrictions and customer office closures due to governmental measures. As of December 31, 2020, we had an installed base of 1,170 active systems in the United States, compared to 1,085 as of December 31, 2019.

Treatment sessions revenues in the United States represented 73% and 68% of total revenues in the United States for the years ended December 31, 2020 and 2019, respectively, and decreased by 15% from $41.1 million for the year end December 31, 2019 to $34.9 million for the year ended December 31, 2020. The decrease in U.S. treatment session revenue was primarily the result of a decrease in 115,634 sessions sold from 555,570 units for the year ended December 31, 2019 to 439,936 for the year ended December 31, 2020. We believe the decline in overall volume of treatment session revenue between these two periods was primarily due to the impact of the COVID-19 pandemic as patients were under prolonged quarantines, restrictions and other requirements on travel that decreased the utilization of our treatment sessions at provider practices.

Cost of Revenues and Gross Margin

Cost of revenues decreased by $3.8 million, or 25%, from $15.4 million for the year ended December 31, 2019 to $11.6 million for the year ended December 31, 2020. Gross margin was 76.5% for the year ended December 31, 2020 compared to 75.4% for the year ended December 31, 2019. The increase in gross margin was the result of a change in the product mix of revenue versus the prior year.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $10.4 million, or 24%, from $43.0 million for the year ended December 31, 2019 to $32.6 million for the year ended December 31, 2020. The decrease was primarily due to a reduction of $4.9 million in personnel costs, $3.2 million in marketing, including trade shows and advertising, and $2.0 million in travel expenses.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million, or 4%, from $17.5 million for the year ended December 31, 2019 to $18.2 million for the year ended December 31, 2020. The change was primarily due to an increase of $1.3 million in severance expense offset by a reduction of $0.5 million in professional fees and $0.3 million in share-based compensation expense.

Research and Development Expenses

Research and development expenses decreased by $4.5 million, or 33%, from $13.7 million for the year ended December 31, 2019 to $9.2 million for the year ended December 31, 2020. The decrease was primarily due to reductions of $1.7 million in the development of our next generation NeuroStar Advanced Therapy System and $1.7 in other miscellaneous product development expenses. The remaining decrease primarily relates to a reduction in clinical and quality assurance expenses.

Interest Expense

Interest expense increased by $0.8 million, or 23%, from $3.7 million for the year ended December 31, 2019 to $4.5 million for the year ended December 31, 2020. The increase was primarily due to an increase in debt during the year ended December 31, 2020 compared to the year ended December 31, 2019.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was due to our recognition of unamortized debt discount and deferred issuance costs as part of Oxford debt facility extinguishment in the first quarter of 2020.

Other Income, Net

Other income, net decreased by $1.3 million, or 81% from ($1.6) million for the year ended December 31, 2019 to ($0.3) million for the year ended December 31, 2020, primarily as a result of decreased interest income earned on the Company’s money market accounts.

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

Treatment session revenues in the United States represented 68% and 69% for the years ended December 31, 2019 and 2018, respectively, and increased by 17% from $35.3 million for the year end December 31, 2018 to $41.1 million for the year ended December 31, 2019. The increase in U.S. treatment session revenue was primarily the result of an increase in the U.S. active installed base, which was partially offset by a decline in average U.S. treatment session revenue per active system. Average U.S. treatment session revenue per active system is calculated using the prior quarter’s ending active installed base, which was 1,032 as of September 30, 2019 and 858 as of September 30, 2018. For the full year 2019, the average U.S. treatment session revenue per active system was approximately $39,900, which was a decrease of 3% compared to the full year 2018.

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

As of December 31, 2020, we had cash and cash equivalents of $49.0 million and an accumulated deficit of $277.5 million, compared to cash and cash equivalents of $75.7 million and an accumulated deficit of $250.1 million as of December 31, 2019. We incurred negative cash flows from operating activities of $28.4 million and $30.5 million for the years ended December 31, 2020 and 2019, respectively. We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to expand our sales and marketing initiatives to support our growth in existing and new markets, invest funds in additional research and development activities and utilize cash for other corporate purposes. Our primary sources of capital to date have been from our IPO, private placements of our convertible preferred securities, borrowings under our credit facilities and sales of our products. As of December 31, 2020, we had $35.0 million of borrowings outstanding under our credit facility, which has a final maturity in February 2025. Management believes that the Company’s cash and cash equivalents as of December 31, 2020, in addition to the $80.6 million in net proceeds raised from the Offering, and anticipated revenues from sales of its products are sufficient to fund the Company’s operations for at least 12 months from the issuance of these financial statements.

We cannot predict our revenues and expenses in the short term as a result of the COVID-19 pandemic and related governmental responses. We also incur additional costs as a public company. Based on our current business plan, we believe that our cash and cash equivalents and anticipated revenues from sales of our products will be sufficient to meet our cash requirements through March 3, 2022. However, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional common or preferred equity or debt securities or enter into a new credit facility or another form of third-party funding or seek other debt financing. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all. It is also possible that we may allocate significant amounts of capital towards products or technologies for which market demand is lower than expected and, as a result, abandon such efforts. If we are unable to maintain our current financing or obtain adequate additional financing when we require it, or if we obtain financing on terms which are not favorable to us, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may be required to delay the development, commercialization and marketing of our products.

Our current and future funding requirements will depend on many factors, including:

•	the impact of COVID-19 and related governmental responses;

•	our ability to achieve revenue growth and improve operating margins;

•	compliance with the terms and conditions, including covenants, set forth in our credit facility;

•	the cost of expanding our operations and offerings, including our sales and marketing efforts;

•	our ability to improve or maintain coverage and reimbursement arrangements with domestic third-party and government payors, particularly in Japan;

•	our rate of progress in establishing coverage and reimbursement arrangements from international commercial third-party and government payors;

•	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our products and maintaining or improving our sales to our current customers;

•	the cost of research and development activities, including research and development relating to additional indications, which may include bipolar depression;

•	the effect of competing technological and market developments;

•	costs related to international expansion; and

•	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.

Cash Flows

The following table sets forth a summary of our cash flows for the years ended December 31, 2020, 2019, and 2018:

	Years ended December 31,
	2020	2019	2018
Net Cash Used in Operating Activities	$(28,390)	$(30,482)	$(20,591)
Net Cash Used in Investing Activities	(730)	(813)	(1,011)
Net Cash Provided by Financing Activities	2,369	2,420	97,038
Net (Decrease) Increase in Cash and Cash Equivalents	$(26,751)	$(28,875)	$75,436

Net Cash Used in Operating Activities

Net cash used in operating activities for 2020 was $28.4 million, consisting primarily of a net loss of $27.5 million and an increase in net operating assets of $8.3 million, partially offset by non-cash charges of $7.3 million. The increase in net operating assets was primarily due to an increase in net investment in sales-type leases as a result of the Company’s adoption of ASC Topic 842, “Leases”, an increase in prepaid commission expense as a result of the Company’s adoption of ASC Topic 606, "Revenue from Contracts with Customers" and a decrease in accrued expenses due to timing and the 2020 payments of 2019 incentive compensation and commissions accrued as of December 31, 2019. Non-cash charges consisted of depreciation and amortization, non-cash interest expense, share-based compensation, the cost of rental units purchased by customers, and the loss on debt extinguishment.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2020, 2019 and 2018 was $0.7 million, $0.8 million and $1.0 million, respectively, and was in each case attributable to purchases of property and equipment and capitalized software costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for 2020 was $2.4 million and consisted of additional proceeds from our loan refinance and cash proceeds related to stock option exercises.

Net cash provided by financing activities for 2019 was $2.4 million, consisting primarily from proceeds from the exercise of stock options.

Net cash provided by financing activities for 2018 was $97.0 million, consisting primarily of $100.0 million of proceeds related to the closing of our IPO on July 2, 2018, partially offset by $3.5 million of payments of costs related to the IPO.

Indebtedness

Solar Credit Facility

On March 2, 2020, the Company entered into a loan and security agreement with Solar Capital Ltd. (“Solar”), as collateral agent, and other lenders defined in the agreement, for a credit facility (the “Solar Facility”) that replaced the Company’s previous $35.0 million credit facility with Oxford Finance LLC (“Oxford”, and such facility, the “Oxford Facility”).

The Solar Facility permits the Company to borrow up to an aggregate amount of $50.0 million in two tranches of term loans, a “Term A Loan” and “Term B Loan”. On March 2, 2020, the Company borrowed an aggregate amount of $35.0 million, which was the aggregate amount available under the Term A Loan portion of the Solar Facility. The Term A Loan portion of the Solar Facility matures, and all amounts borrowed thereunder are due, on February 28, 2025. Under the Term B Loan portion of the Solar Facility, the Company is permitted to borrow, at its election, up to an aggregate amount of $15.0 million, (i) upon the Company achieving a specified amount of trailing twelve months net product revenue, and (ii) assuming there has been no event of default under the Solar Facility prior to such election. Once the net product revenue condition has been satisfied, the Company may only make an election to borrow under the Term B Loan portion of the Solar Facility until the earlier of (a) December 15, 2021, (b) 30 days following achievement of the net product revenue condition or (c) the occurrence of an event of default.

Each of the Term A Loan and Term B Loan accrue interest from the date of borrowing through the date of repayment at a floating per annum rate of interest, which resets monthly and is equal to 7.65% plus the greater of (a) 1.66% or (b) the rate per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. The Term A Loan and the Term B Loan both include an interest-only period through March 1, 2022, after which time the Company will be required to make monthly payments of principal and interest. Monthly principal payments are to be paid in equal amounts on a pro rata basis to lenders. At the Company’s election, the interest only period may be extended through February 2023, if the Company satisfies a minimum net product revenue covenant through March 1, 2022 and no event of default shall have occurred.

In addition to the principal and interest payments due under the Solar Facility, the Company is required to pay a final payment fee to Solar due upon the earlier of prepayment, acceleration or the maturity date of the Term A Loan or Term B Loan portion of the Solar Facility equal to 5.50% of the principal amount of the term loans actually funded. The Company is accruing the final payment fees using the effective interest rate, with a charge to non-cash interest expense, over the term of borrowing. If the Company prepays either the of the Term A Loan or Term B Loan prior to their respective scheduled maturities, the Company will also be required to pay prepayment fees to Solar equal to 3% of the principal amount of such term loan then-prepaid, if prepaid on or before the first anniversary of funding, 2% of the principal amount of such term loan then-prepaid if prepaid after the first anniversary and on or before the second anniversary of funding, or 1% of the principal amount of such term loan then-prepaid, if prepaid after the second anniversary of funding of the principal amounts borrowed.

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

On December 8, 2020, the Company, Solar Capital Ltd., and our other lenders defined in the Solar Facility, executed an amendment to the Solar Facility (the “Solar Amendment”). The Solar Amendment divides the aggregate Term B Loan borrowing amount of $15.0 million allowable upon our achievement of specific trailing twelve-month net product revenue targets into three separate $5.0 million tranches (“Amended Term B Loan”, “Term C Loan” and “Term D Loan”). The three tranches are available through June 20, 2021, December 20, 2021, and June 20, 2022, respectively, based on the achievement of agreed upon trailing twelve-month net product revenue targets for each tranche.

The Solar Amendment also reduces the trailing twelve-month net product revenue requirement for the Amended Term B Loan portion of the facility. Subject to certain conditions, the Company has the ability to extend the interest only period on the initial Term A Loan to 36 months from 24 months upon achieving the revenue targets associated with the Amended Term B Loan. The Company was required to pay an amendment fee of $0.1 million to Solar, which has been recognized as a deferred debt issuance cost as of December 31, 2020 that will be amortized to interest expense using the effective interest method.

The Company’s obligations under the Solar Facility are secured by a first priority security interest in substantially all of its assets, including its intellectual property. The loan and security agreement requires the Company to comply with certain financial covenants as well as customary affirmative and negative covenants.

The Solar Facility contains events of default, including, without limitation, events of default upon: (i) failure to make payment pursuant to the terms of the agreement; (ii) violation of covenants; (iii) material adverse changes to the Company’s business; (iv) attachment or levy on the Company’s assets or judicial restraint on its business; (v) insolvency; (vi) material cross-defaults; (vii) significant judgments, orders or decrees for payments by the Company not covered by insurance; (viii) incorrectness of representations and warranties; (ix) incurrence of subordinated debt; (x) a termination or breach of a guaranty; (xi) revocation of governmental approvals necessary for the Company to conduct its business; and (xii) failure by the Company to maintain a valid and perfected lien on the collateral securing the borrowing. The Solar Facility includes subjective acceleration clauses which permit the lenders to accelerate the maturity date under certain circumstances, including, but not limited to, material adverse effects on a Company’s financial status or otherwise.

The Solar Facility includes a financial covenant requiring the attainment of a minimum trailing net revenue amount beginning on December 31, 2020. The Company and lenders executed the Solar Amendment in December 2020 that reduces the minimum trailing net revenue covenant requirement amounts beginning on December 31, 2020 to allow the Company to maintain compliance with the covenant as of December 31, 2020. The Company is projected to be in compliance with the reduced minimum revenue covenant amounts going forward.

As of December 31, 2020, the Company is in compliance with all covenants in the Solar Facility.

Based on a 36-month amortization of the outstanding principal amounts of the Term A Loan beginning on April 1, 2022 as discussed above, the following table sets forth by year our required future principal payments under the Term A Loan (in thousands):

Year:	Principal Payments
2021	$-
2022	8,750
2023	11,667
2024	11,667
2025	2,916
Total principal payments	$35,000

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

Cash and Non-Cash Interest Expense

For the year ended December 31, 2020, we recognized interest expense of $4.5 million, of which $3.9 million was cash and $0.6 million was non-cash interest expense related to the amortization of deferred financing costs and accrual of final payment fees.

For the year ended December 31, 2019, we recognized interest expense of $3.7 million, of which $2.9 million was cash and $0.8 million was non-cash interest expense related to the amortization of deferred financing costs and accrual of final payment fees.

Common Stock Offering

On February 2, 2021, we closed on the Offering of our common stock in which we issued and sold 5,566,000 shares of our common stock, which included shares pursuant to an option granted to underwriters to purchase additional shares, at a public offering price of $15.50 per share. We received net proceeds of approximately $80.6 million after deducting underwriting discounts, commissions and estimated offering expenses.  The Company intends to use the net proceeds of the offering for general corporate purposes, including working capital, research and development, marketing and evaluating new clinical indications.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, partnerships or other relationships with unconsolidated entities, often referred to as structured finance or special-purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Commitments and Contractual Obligations

The following table sets forth a summary of our contractual obligations as of December 31, 2020:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Principal payments on long-term debt	$-	$20,417	$14,583	$-	$35,000
Interest and lender fees on long-term debt(1)	3,304	5,000	2,845	-	11,149
Operating leases(2)	616	1,278	1,306	1,487	4,687
Total	$3,920	$26,695	$18,734	$1,487	$50,836

(1)

Interest payable reflects the rate in effect as of December 31, 2020. The interest rate on borrowings under the credit facility is variable and resets monthly. Lender fees reflect final payment fees due.

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

We primarily earn revenues from the sale of NeuroStar Advanced Therapy Systems, consumable use treatment sessions, and accessory products. A contract’s transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied, which generally is the point in time when the product is shipped or control is transferred. We sell to end users in the United States and to third-party distributors outside the United States and do not provide return rights. Sales to distributors outside the United States are made in U.S. dollars.

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

In addition, we provide a one to two-year warranty for systems sold in the United States. Terms of product warranty differ amongst our third-party distributors outside the United States, but are generally two years. We provide for the estimated cost to repair or replace products under any warranty at the time of sale. We also offer our customers in the United States annual service contracts. Revenue from the sale of annual service contracts is recognized on a straight-line basis over the period of the applicable contract. We also earn revenue from customers from services outside of their warranty term or annual service contracts. Such service revenue is recognized as the services are provided.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, or Securities Act, for complying with new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable. We have elected to avail ourselves of this exemption from complying with new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

As discussed above in the section of this Annual Report on Form 10-K titled “—Liquidity and Capital Resources—Indebtedness,” our credit facility bears interest at 7.65% plus the greater of (a) 1.66% or (b) the rate per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. As a result, we are exposed to risks from changes in interest rates. We believe that a one-point increase in interest rates would result in an approximate $0.4 million increase to our interest expense for the year ended December 31, 2020.

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

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2020, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1 - Election of Directors,” “Executive Officers of the Company,” and “Information Regarding the Board of Directors and Corporate Governance” and “Delinquent Section 16(a) Reports” in our 2021 Proxy Statement.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Compensation” in our 2021 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management and “Executive Compensation” in our 2021 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the section titled “Transactions with Related Persons” and “Information regarding the Board of Directors and Corporate Governance” in our 2021 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” contained in Proposal 2 in our 2021 Proxy Statement.

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

(b) Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Ninth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 8-K filed July 6, 2018)

3.2	Certificate of Amendment to the Registrant’s Ninth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed May 30, 2019)

3.3	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form 8-K filed July 6, 2018)

3.4	First Amendment to the Registrant’s Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Form 8-K filed May 30, 2019)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Neuronetics, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed April 8, 2020)

4.1	Specimen Stock Certificate evidencing shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

4.2	Form of Warrant to Purchase Stock, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333- 225307))

4.3

Warrant to Purchase Stock, by and between the Registrant and Comerica Bank, dated December 20, 2012 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-225307))

4.4

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K filed on March 3, 2020)

4.5

Rights Agreement, dated as of April 8, 2020, between Neuronetics, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent, which includes the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Form 8-K filed April 8, 2020)

10.1◊

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

10.5

Form of Indemnification Agreement between the Registrant and its non-employee directors and officers (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.6

Loan and Security Agreement by and between Solar Capital Ltd., the lenders identified therein and the Registrant, dated March 2, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 3, 2020)

10.7+	Amended and Restated 2003 Stock Incentive Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.8+	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on November 6, 2018)

10.9+	2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on November 6, 2018)

10.10

Lease Agreement by and between Exeter 3222 Phoenixville, L.P., and the Registrant, dated January 3, 2013 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-225307))

10.11+

Form of Non-Qualified Stock Option Agreement for the Amended and Restated 2003 Stock Incentive Plan, as amended, of the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.12+

Form of Incentive Stock Option Agreement for the Amended and Restated 2003 Stock Incentive Plan, as amended, of the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.13+

Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.14+

Forms of Restricted Stock Unit Grant Notice and Award Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.15+	Form of Severance Agreement (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.16+	Form of Restrictive Covenant and Invention Assignment Agreement (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.17	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.18◊	Amendment No. 1 to Distribution Agreement, dated May 31, 2019, by and between the Registrant and Teijin Pharma Limited (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed August 6, 2019)

10.19+	Employment Offer Letter Agreement between Neuronetics, Inc. and Stephen Furlong dated July 1, 2019 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed July 2, 2019)

10.20+

Employment Agreement, dated July 14, 2020, by and between Neuronetics, Inc. and Keith J. Sullivan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 17, 2020)

10.21+

Form of Neuronetics, Inc. Performance Restricted Stock Unit Grant Notice and Award Agreement under Nasdaq Listing Rule 5635(c)(4) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

10.22+

Form of Neuronetics, Inc. Performance Restricted Stock Unit Grant Notice and Award Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

10.23+

Form of Neuronetics, Inc. Restricted Stock Unit Grant Notice and Award Agreement under Nasdaq Listing Rule 5635(c)(4) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

10.24+

Form of Neuronetics, Inc. Stock Option Grant Notice and Agreement (Nonstatutory Stock Option) under Nasdaq Listing Rule 5635(c)(4) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

10.25+

Performance Restricted Stock Unit Grant Notice and Award Agreement, dated July 14, 2020, by and between Neuronetics, Inc. and Keith J. Sullivan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

10.26+

Restricted Stock Unit Grant Notice and Award Agreement, dated July 14, 2020, by and between Neuronetics, Inc. and Keith J. Sullivan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

10.27+

Stock Option Grant Notice and Agreement (Nonstatutory Stock Option), dated July 14, 2020, by and between Neuronetics, Inc. and Keith J. Sullivan (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

10.28+

Restricted Stock Unit Grant Notice and Award Agreement, dated October 5, 2020, by and between Neuronetics, Inc. and Sara Grubbs (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-252233) filed January 19, 2021)

10.29+	Neuronetics, Inc. 2020 Inducement Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-8 (File No. 333-252233) filed January 19, 2021)

10.30+

Form of Neuronetics, Inc. Performance Restricted Stock Unit Grant Notice and Award Agreement under the 2020 Inducement Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-8 (File No. 333-252233) filed January 19, 2021)

10.31+

Form of Neuronetics, Inc. Restricted Stock Unit Grant Notice and Award Agreement under the 2020 Inducement Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-8 (File No. 333-252233) filed January 19, 2021)

10.32+

Form of Neuronetics, Inc. Stock Option Grant Notice and Agreement (Nonstatutory Stock Option) under the 2020 Inducement Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-8 (File No. 333-252233) filed January 19, 2021)

10.33

Second Amendment to Loan and Security Agreement, dated December 2, 2020, by and among Solar Capital Ltd., as collateral agent, the lenders listed on the signature pages thereto, and Neuronetics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2020)

10.34	Paycheck Protection Program Note, dated as of April 21, 2020, by and between Neuronetics, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 27, 2020)

23.1*	Consent of KPMG LLP, independent registered public accounting firm

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.
101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) Statements of Cash Flows, and (v) Notes to Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith
+	Indicates management contract or compensatory plan.
◊	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

NEURONETICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Neuronetics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Neuronetics, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations, changes in convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Philadelphia, Pennsylvania

March 2, 2021

NEURONETICS, INC.

Balance Sheets

(In thousands, except per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$48,957	$75,708
Accounts receivable, net	7,166	6,569
Inventory	3,720	2,775
Current portion of net investments in sales-type leases	1,887	880
Current portion of prepaid commission expense	1,096	689
Prepaid expenses and other current assets	2,186	1,830
Total current assets	65,012	88,451
Property and equipment, net	730	1,107
Operating lease right-of-use assets	3,418	3,796
Net investments in sales-type leases	2,331	1,730
Prepaid commission expense	5,300	3,779
Other assets	1,866	1,305
Total Assets	$78,657	$100,168
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,749	$4,625
Accrued expenses	7,319	9,031
Deferred revenue	2,020	2,228
Current portion of operating lease liabilities	594	559
Current portion of long-term debt, net	-	11,250
Total current liabilities	13,682	27,693
Long-term debt, net	34,620	19,898
Deferred revenue	1,741	2,106
Operating lease liabilities	3,121	2,619
Total Liabilities	53,164	52,316
Commitments and contingencies (Note 17)	-	-
Stockholders’ Equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding at December 31, 2020 and 2019, respectively	-	-
Common stock, $0.01 par value: 200,000 shares authorized; 19,114 and 18,645 shares issued and outstanding at December 31, 2020 and 2019, respectively	191	186
Additional paid-in capital	302,842	297,753
Accumulated deficit	(277,540)	(250,087)
Total Stockholders' Equity	25,493	47,852
Total Liabilities and Stockholders’ Equity	$78,657	$100,168

The accompanying notes are an integral part of these financial statements.

NEURONETICS, INC.

Statements of Operations

(In thousands, except per share data)

	Years ended December 31,
	2020	2019	2018
Revenues	$49,244	$62,656	$52,776
Cost of revenues	11,554	15,389	12,447
Gross Profit	37,690	47,267	40,329
Operating expenses:
Sales and marketing	32,562	42,993	38,264
General and administrative	18,236	17,457	13,667
Research and development	9,201	13,747	8,232
Total operating expenses	59,999	74,197	60,163
Loss from Operations	(22,309)	(26,930)	(19,834)
Other (income) expense:
Interest expense	4,522	3,685	3,688
Loss on extinguishment of debt	924	-	-
Other (income) expense, net	(302)	(1,571)	575
Net Loss	$(27,453)	$(29,044)	$(24,097)
Net loss per share of common stock outstanding, basic and diluted	$(1.46)	$(1.58)	$(2.69)
Weighted-average common shares outstanding, basic and diluted	18,835	18,380	8,948

The accompanying notes are an integral part of these financial statements.

NEURONETICS, INC.

Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2017	304,958	$187,136	231	$2	$4,292	$(196,946)	$(192,652)
Conversion of convertible preferred stock into common stock	(304,958)	(187,136)	10,994	109	187,027	-	187,136
Conversion of convertible preferred stock warrants into common stock warrants	-	-	-	-	1,874	-	1,874
Issuance of common stock in initial public offering, net of issuance costs of $3,463	-	-	6,325	64	96,471	-	96,535
Exercises of stock options	-	-	194	2	501	-	503
Share-based compensation expense	-	-	-	-	1,743	-	1,743
Net loss	-	-	-	-	-	(24,097)	(24,097)
Balance at December 31, 2018	-	-	17,744	177	291,908	(221,043)	71,042
Share-based awards and options exercises	-	-	901	9	2,411	-	2,420
Share-based compensation expense	-	-	-	-	3,434	-	3,434
Net loss	-	-	-	-	-	(29,044)	(29,044)
Balance at December 31, 2019	-	-	18,645	186	297,753	(250,087)	47,852
Share-based awards and options exercises	-	-	469	5	685	-	690
Share-based compensation expense	-	-	-	-	4,404	-	4,404
Net loss	-	-	-	-	-	(27,453)	(27,453)
Balance at December 31, 2020	-	$-	19,114	$191	$302,842	$(277,540)	$25,493

The accompanying notes are an integral part of these financial statements.

NEURONETICS, INC.

Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net loss	$(27,453)	$(29,044)	$(24,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	941	1,065	882
Share-based compensation	4,404	3,434	1,743
Non-cash interest expense	1,192	753	839
Change in fair value of convertible preferred stock warrant liability	-	-	1,396
Cost of rental units purchased by customers	179	223	229
Loss on extinguishment of debt	622	-	-
Changes in certain assets and liabilities:
Accounts receivable, net	(597)	(950)	(1,353)
Inventory	(945)	(306)	(435)
Net investments in sales-type leases	(1,609)	(2,610)	-
Leasehold reimbursement	836	-	-
Prepaid commission expense	(1,928)	(4,468)	-
Prepaid expenses and other assets	(641)	(565)	(237)
Accounts payable	(1,085)	299	606
Accrued expenses	(1,733)	1,549	(52)
Deferred revenue	(573)	138	(49)
Deferred rent	-	-	(63)
Net Cash Used in Operating Activities	(28,390)	(30,482)	(20,591)
Cash Flows from Investing Activities:
Purchases of property and equipment and capitalized software	(730)	(813)	(1,011)
Net Cash Used in Investing Activities	(730)	(813)	(1,011)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	41,360	-	-
Repayment of long-term debt	(38,860)	-	-
Payments of debt issuance costs	(821)	-	-
Proceeds from exercises of stock options	690	2,420	503
Proceeds from issuance of common stock in initial public offering	-	-	99,998
Payments of public offering costs	-	-	(3,463)
Net Cash Provided by Financing Activities	2,369	2,420	97,038
Net (Decrease) Increase in Cash and Cash Equivalents	(26,751)	(28,875)	75,436
Cash and Cash Equivalents, Beginning of Year	75,708	104,583	29,147
Cash and Cash Equivalents, End of Year	$48,957	$75,708	$104,583
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,892	$2,949	$2,786
Transfer of inventory to property and equipment	$-	$37	$365
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$208	$377	$263
Conversion of convertible preferred stock into common stock	$-	$-	$187,136
Conversion of convertible preferred stock warrants into common stock warrants	$-	$-	$1,874

The accompanying notes are an integral part of these financial statements.

NEURONETICS, INC.

Notes to Financial Statements

1.	DESCRIPTION OF BUSINESS

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

COVID-19

The Company is monitoring the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact the Company’s customers, supply chain, employees and other business partners. While the Company experienced significant disruptions in March 2020 through the end of December 2020, from the COVID-19 pandemic, it is unable to predict the full impact that the COVID-19 pandemic may have on its financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets.

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

Liquidity

As of December 31, 2020, the Company had cash and cash equivalents of $49.0 million and an accumulated deficit of $277.5 million. The Company incurred negative cash flows from operating activities of $28.4 million, $30.5 million and $20.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company seeks to expand its sales and marketing initiatives to support its growth into existing and new markets and invest in additional research and development activities. The Company’s primary sources of capital to date have been from its IPO, private placements of its convertible preferred securities, borrowings under its credit facilities and revenues from sales of its products. As of December 31, 2020, the Company had $35.0 million of borrowings outstanding under its credit facility, which matures in February 2025. Management believes that the Company’s cash and cash equivalents as of December 31, 2020, in addition to the $80.6 million in net proceeds raised from our public offering and sale of our common stock (the “Offering”) completed in February 2021, and anticipated revenues from sales of our products are sufficient to fund the Company’s operations for at least the next 12 months from the issuance of these financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2020 and 2019, cash equivalents consisted of money market funds.

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

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

Lease assets for sales-type leases where the Company is the lessor and ROU assets for operating leases where the Company is the lessee are periodically reduced by impairment losses. The Company uses the loans impairment guidance in ASC Subtopic 330-10, Receivables, and the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether a lease asset or a ROU asset, respectively, is impaired, and if so, the amount of the impairment loss to recognize. For the years ended December 31, 2020 and 2019, the Company has not encountered any impairment losses.

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

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Impairment testing requires management to estimate the future net undiscounted cash flows of an asset using assumptions believed to be reasonable. Actual cash flows may differ from the estimates used in the impairment testing. If such assets are considered to be impaired, the Company recognizes an impairment loss when and to the extent that the estimated fair value of an asset is less than its carrying value. The Company has not recorded any impairment of its long-lived assets for the years ended December 31, 2020, 2019, and 2018.

Deferred Debt Issuance Costs

The Company capitalizes direct costs incurred to obtain debt financing and amortizes these costs to interest expense over the term of the debt using the effective interest method. These costs are recorded as a debt discount and are netted against the related debt on the Company’s balance sheet.

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on prepaid commissions expense on the balance sheet as of   December 31, 2019 and the statement of operation for the year ended December 31, 2019 is as follows:

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

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

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

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

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

Contract Balances

Payment terms typically require payment upon shipment of the System and additional payments as access codes are delivered, which can span several years after the System is first delivered and installed. The timing of revenue recognition compared to billings and cash collections typically results in accounts receivable. However, sometimes customer advances and deposits might be required for certain customers and are recorded as contract liabilities. Changes in the contract asset and liability balances during the years ended December 31, 2020 and 2019 were not materially impacted by any other factors.

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

As of December 31, 2020, the Company expects to recognize approximately the following percentages of deferred revenue by year:

Year:	Revenue Recognition
2021	49%
2022	15%
2023	16%
2024	16%
2025	4%
Thereafter	-
Total	100%

Revenue recognized for the years ended December 31, 2020 and 2019 that was included in the contract liability balance at the beginning of the year was $2.0 million and $2.2 million, respectively, and primarily represented revenue earned from separately priced extended warranties, rent-to-own revenue, milestone revenue, and clinical training.

Customers

One customer accounted for more than 10% of our revenues for the year ended December 31, 2020 and no customer accounted for more than 10% of our revenues for the year ended December 31, 2019.

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

The fair value of each grant of stock options awarded during the years ended December 31, 2020, 2019, and 2018 was determined using the following methods and assumptions:

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

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

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

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

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

ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, was issued to provide entities that have certain instruments within the scope of ASC 326 with an option to irrevocably elect the fair value option under ASC 825-10, Financial Instruments - Overall, applied on an instrument-by-instrument basis for eligible instruments. ASU 2019-10, Topic 326, Topic 815, and Topic 842 amends the mandatory effective date for Topic 326.

ASU 2019-05 is effective for fiscal years beginning after December 15, 2022 for entities that are eligible to be defined by the SEC as a smaller reporting company. The Company is a smaller reporting company. Although the impact upon adoption will depend on the financial instruments held by the Company at that time, the Company does not anticipate a significant impact on its financial statements based on the instruments currently held and its historical trend of bad debt expense relating to trade accounts receivable.
5.	FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaids and other current assets, and accounts payable on the Company’s balance sheets approximated their fair values as of December 31, 2020 and 2019 due to their short-term nature. The carrying values of the Company’s current credit facility approximated its fair value as of December 31, 2020 and 2019 due to its variable interest rate.

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

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as December 31, 2020 and 2019 of (in thousands):

	December 31, 2020
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (cash equivalents)	$47,117	$47,117	$47,117	$-	$-

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

	December 31, 2019
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (cash equivalents)	$67,650	$67,650	$67,650	$-	$-

6.	ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Gross accounts receivable - trade	$8,178	$7,117
Less: Allowances for doubtful accounts	(1,012)	(548)
Accounts receivable, net	$7,166	$6,569

The following table presents a rollforward of the allowance for doubtful accounts (in thousands):

	Balance at Beginning of Period	Bad Debt Expense Recognized	Write-offs of Uncollectible Balances	Balance at End of Period
Year ended December 31, 2018	$(417)	(153)	70	$(500)
Year ended December 31, 2019	$(500)	(353)	305	$(548)
Year ended December 31, 2020	$(548)	(897)	433	$(1,012)

7.	PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

The following table presents the composition of property and equipment, net as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Laboratory equipment	$150	$150
Office equipment	487	487
Computer equipment and software	1,360	1,218
Manufacturing equipment	273	273
Leasehold improvements	459	423
Rental equipment	405	763
Property and equipment, gross	3,134	3,314
Less: Accumulated depreciation	(2,404)	(2,207)
Property and equipment, net	$730	$1,107

As of December 31, 2020 and 2019, the Company had capitalized software costs, net of $1.2 million and $1.2 million, respectively, which are included in “Other assets” on the balance sheet.

Depreciation and amortization expense was $0.9 million, $1.1 million, and $0.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

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

Operating lease rent expense was $0.6 million, $0.5 million, and $0.5 million  for each of the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, the weighted-average remaining lease term of operating leases was 7.1 years and the weighted-average discount rate was 6.5%.

The following table presents the supplemental cash flow information as a lessee related to leases (in thousands) for the years ended December 31, 2020 and 2019:

	Year ended December 31, 2020	Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$760	$465
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$4,164

The following table sets forth by year the required future payments of operating lease liabilities (in thousands) as of December 31, 2020:

Year ended December 31, 2020
2021	$616
2022	641
2023	637
2024	646
2025	660
Thereafter	1,487
Total lease payments	4,687
Less imputed interest	(972)
Present value of operating lease liabilities	$3,715

Lessor sales-type leases:

Certain costumers have purchased NeuroStar Advanced Therapy Systems on a rent-to-own basis. The lease term is three years with a customer option to purchase the NeuroStar Advanced Therapy System at the end of the lease or automatic transfer of ownership of the NeuroStar Advanced Therapy System at the end of the lease.

The following table sets forth the profit recognized on sales-type leases (in thousands):

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

	Year ended December 31,	Year ended December 31,
	2020	2019
Profit recognized at commencement, net	$1,075	$1,179
Interest Income	-	-
Total sales-type lease income	$1,075	$1,179

The following table sets forth a maturity analysis of the undiscounted lease receivables related to sales-type leases (in thousands) as of December 31, 2020:

Year ending December 31,
2021	$2,074
2022	1,609
2023	535
Total sales-type lease receivables	$4,218

As of December 31, 2020 and 2019, the carrying amount of the lease receivables is $4.2 million and $2.6 million, respectively. The Company does not have any unguaranteed residual assets.

Lessor operating leases:

NeuroStar Advanced Therapy Systems sold on a rent-to-own basis prior to January 1, 2019 are accounted for as operating leases. For the years ended December 31, 2020, 2019, and 2018, the Company recognized operating lease income of $0.4 million $0.7 million and $0.9 million, respectively.

The following table sets forth a maturity analysis of its undiscounted lease receivables related to operating leases as of December 31, 2020:

Year ending December 31,
2021	$150
Total lease receivables	$150

The Company maintained Rental Equipment, net of $0.2 million and $0.5 million, as of December 31, 2020 and 2019, respectively, which are included in “Property and equipment, net” on the balance sheet. Rental equipment depreciation expense was $0.1 million , $0.2 million, and $0.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

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

On the Company's balance sheets, the current portion of capitalized contract costs is represented by the current portion of prepaid commission expense, while the long-term portion is included in prepaid commission expense. Amortization expense was $0.9 million and $0.4 million for the years ended December 31, 2020 and December 31, 2019, respectively.
10.	ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Compensation and related benefits	$5,023	$5,724
Consulting and professional fees	292	373
Research and development expenses	138	674
Warranty	536	639
Sales tax payable	726	700
Interest payable	-	234
Other	604	687
Accrued expenses	$7,319	$9,031

11.	DEBT

The following table presents the composition of debt as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Outstanding principal	$35,000	$30,000
Accrued final payment fees	1,925	1,838
Less debt discounts	(2,305)	(690)
Total long-term debt, net	34,620	31,148
Less current portion of long-term debt	-	(11,250)
Long-term debt, net	$34,620	$19,898

For the year ended December 31, 2020, the Company recognized interest expense of $4.5 million, which $3.9 million was cash and $0.6 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

For the year ended December 31, 2019, the Company recognized interest expense of $3.7 million, of which $2.9 million was cash and $0.8 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

For the year ended December 31, 2018, the Company recognized interest expense of $3.7 million, of which $2.9 million was cash and $0.8 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

Solar Credit Facility

On March 2, 2020, the “Company entered into a loan and security agreement with Solar Capital Ltd., or Solar, as collateral agent, and other lenders defined in the agreement, for a credit facility, or the Solar Facility, that replaced the Company’s previous $35.0 million credit facility with Oxford Finance LLC, or Oxford, and such facility, the Oxford Facility.

The Solar Facility permits the Company to borrow up to an aggregate amount of $50.0 million in two tranches of term loans, a “Term A Loan” and “Term B Loan.” On March 2, 2020, the Company borrowed an aggregate amount of $35.0 million, which was the aggregate amount available under the Term A Loan portion of the Solar Facility. The Term A Loan portion of the Solar Facility matures, and all amounts borrowed thereunder are due, on February 28, 2025. Under the Term B Loan portion of the Solar Facility, the Company is permitted to borrow, at its election, up to an aggregate amount of $15.0 million (i) upon the Company achieving a specified amount of trailing twelve months net product revenue, and (ii) assuming there has been no event of default under the Solar Facility prior to such election. Once the net product revenue condition has been satisfied, the Company may only make an election to borrow under the Term B Loan portion of the Solar Facility until the earlier of (a) December 15, 2021, (b) 30 days following achievement of the net product revenue condition or (c) the occurrence of an event of default.

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

On December 8, 2020, the Company, Solar Capital Ltd., and our other lenders defined in the Solar Facility, executed an amendment to the Solar Facility (the “Solar Amendment”). The Solar Amendment divides the aggregate Term B Loan borrowing amount of $15.0 million allowable upon our achievement of specific trailing twelve-month net product revenue targets into three separate $5.0 million tranches (“Amended Term B Loan”, “Term C Loan” and “Term D Loan”). The three tranches are available through June 20, 2021, December 20, 2021, and June 20, 2022, respectively, based on the achievement of agreed upon trailing twelve-month net product revenue targets for each tranche.

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

The Solar Amendment also reduces the trailing twelve-month net product revenue requirement for the Amended Term B Loan portion of the facility. Subject to certain conditions, the Company has the ability to extend the interest only period on the initial Term A Loan to 36 months from 24 months upon achieving the revenue targets associated with the Amended Term B Loan. The Company was required to pay an amendment fee of $0.1 million to Solar, which has been recognized as a deferred debt issuance cost as of December 31, 2020 that will be amortized to interest expense using the effective interest method.

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

The Solar Facility include a financial covenant requiring the attainment of a minimum trailing net revenue amount beginning on December 31, 2020. The Company and lenders executed the Solar Amendment in December 2020 that reduces the minimum trailing net revenue covenant requirement amounts beginning on December 31, 2020 to allow the Company to maintain compliance with the covenant as of December 31, 2020. The Company is projected to be in compliance with the reduced minimum revenue covenant amounts going forward.

As of December 31, 2020, the Company is in compliance with all covenants in the Solar Facility.

Based on a 36-month amortization of the outstanding principal amounts of the Term A Loan beginning on April 1, 2022 as discussed above, the following table sets forth by year our required future principal payments under the Term A Loan (in thousands):

Year:	Principal Payments
2021	$-
2022	8,750
2023	11,667
2024	11,667
2025	2,916
Total principal payments	$35,000

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

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

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

Common Stock

The Company’s amended and restated certificate of incorporation as of December 31, 2020 authorized the issuance of 200.0 million shares of common stock, $0.01 par value per share, of which 19.1 million were issued and outstanding as of December 31, 2020.

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Shares of common stock issued	19,114	18,645
Shares of common stock reserved for issuance for:
Common stock warrants outstanding	105	105
Stock options outstanding	2,365	2,415
Restricted stock units outstanding	1,860	245
Shares available for grant under stock incentive plan	1,530	1,215
Shares available for sale under employee stock purchase plan	608	421
Total shares of common stock issued and reserved for issuance	25,582	23,046

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

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

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

Common Stock Warrants

The following table summarizes the Company’s outstanding common stock warrants as of December 31, 2020 and 2019:

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

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

The following potentially dilutive securities outstanding as of December 31, 2020, 2019, and 2018 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	December 31,
	2020	2019	2018
Stock options	2,365	2,415	2,711
Non-vested restricted stock awards	-	-	4
Non-vested restricted stock units	1,860	245	43
Common stock warrants	105	105	105

14.	SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its statements of operations for the years ended December 31, 2020, 2019, and 2018 is as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
Cost of revenues	$66	$67	$21
Sales and marketing	1,813	1,339	926
General and administrative	2,076	1,596	646
Research and development	449	432	150
Total	$4,404	$3,434	$1,743

2018 Equity Incentive Plan

In June 2018, the Company adopted the 2018 Equity Incentive Plan, or 2018 Plan, which authorized the issuance of up to 1.4 million shares in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. The amount and terms of grants are determined by the Company’s board of directors. All stock options granted to date have had exercise prices equal to the fair value, as determined by the closing price as reported by the Nasdaq Global Market on the date of grant, of the underlying common stock on the date of grant. The contractual term of stock options is up to 10 years, and stock options are exercisable in cash or as otherwise determined by the board of directors. Generally, stock options vest 25% upon the first anniversary of the date of grant and the remainder ratably monthly thereafter for 36 months. Restricted stock awards and restricted stock units generally vest ratably in three equal installments on the first, second and third anniversaries of the grant date. As of December 31, 2020, there were 1.5 million shares available for future issuance under the 2018 Plan.

2020 Inducement Incentive Plan

In December 2020, the Company adopted the 2020 Inducement Incentive Plan, which authorized the issuance of up to 400,000 shares in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock awards to eligible employees who satisfy the standards for inducement grants under Nasdaq global market rules. An individual who previously served as an employee or director of the Company is not eligible to receive awards under this plan. The amount and terms of grants are determined by the Company’s board of directors. As of December 31, 2020, there were 400,000 shares available for future issuance under the 2020 Inducement Incentive Plan.

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

Stock Options

The following table summarizes the Company’s stock option activity for the years ended December 31, 2020, 2019 and 2018:

	Number of Shares under Option (in thousands)	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	2,444	$2.39
Granted	584	8.33
Exercised	(194)	2.60
Forfeited	(123)	3.73
Outstanding at December 31, 2018	2,711	3.59
Granted	856	14.27
Exercised	(879)	2.82
Forfeited	(273)	8.33
Outstanding at December 31, 2019	2,415	7.11
Granted	1,028	2.01
Exercised	(371)	1.86
Forfeited	(707)	10.76
Outstanding at December 31, 2020	2,365	$4.62	6.75	16,779
Exercisable at December 31, 2020	1,071	$5.31	3.75	7,027
Vested and expected to vest at December 31, 2020	2,365	$4.62	6.75	16,779

The Company recognized share-based compensation expense related to stock options of $1.7 million, $2.2 million, $1.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, there was $2.7 million of total unrecognized compensation cost related to non-vested stock options which the Company expects to recognize over a weighted-average period of 2.7 years. The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2020, 2019, and 2018 was estimated at $1.09, $7.69, and $5.03 per option. The total intrinsic value of stock options exercised during the years ended December 31, 2020, 2019, and 2018 was $1.4 million, $10.8 million, and $3.3 million, respectively.

For the years ended December 31, 2020, 2019, and 2018, the grant-date fair value of stock options was estimated at the time of grant using the following weighted-average inputs and assumptions in the Black-Scholes option pricing model:

	2020	2019	2018
Estimated fair value of common stock	$2.01	$14.27	$8.41
Exercise price	$2.01	$14.27	$8.41
Expected term (in years)	6.1	6.0	6.0
Risk-free interest rate	0.4%	2.2%	2.7%
Expected volatility	59.5%	55.3%	65.3%
Dividend yield	0%	0%	0%

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the Company’s restricted stock award and restricted stock unit activity for the years ended December 31, 2020, 2019, and 2018:

	Non-vested Restricted Stock Awards (in thousands)	Weighted- average Grant-date Fair Value	Non-vested Restricted Stock Units (in thousands)	Weighted- average Grant-date Fair Value
Non-vested at December 31, 2017	16	$2.32	-	$-
Granted	-	-	43	25.21
Vested	(12)	2.32	-	-
Non-vested at December 31, 2018	4	2.32	43	25.21
Granted	-	-	247	13.89
Vested	(4)	2.32	(22)	18.69
Forfeited	-	-	(23)	15.57
Non-vested at December 31, 2019	-	-	245	15.23
Granted	-	-	2,307	3.18
Vested	-	-	(98)	13.24
Forfeited	-	-	(594)	5.24
Non-vested at December 31, 2020	-	$-	1,860	$3.58

The Company recognized share-based compensation expense related to restricted stock awards and restricted stock units of $2.7 million, $1.2 million, and $0.2 million during the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, there was $5.3 million of unrecognized compensation cost related to non-vested restricted stock units which the Company expects to recognize over a weighted-average period of 2.4 years. The total fair value at the vesting date of restricted stock awards and restricted stock units vested during the years ended December 31, 2020, 2019, and 2018 was $0.3 million, $0.3 million, and $0.2 million, respectively.

In July 2020, the Company awarded 500,000 performance restricted stock units (“PRSUs”) to the Company’s chief executive officer in connection with the commencement of his employment. The grant was comprised of four equal tranches each of which vest in equal installments of 125,000 shares based on appreciation of the Company’s common stock price to $10, $15, $20 and $25 per share, respectively, measured using a trailing 30-day volume weighted average price of a share of the Company’s common stock. The fair value of the PRSUs was determined based upon a risk neutral Monte Carlo simulation valuation model. The Company’s assumptions for expected volatility, closing price and risk-free rate were 87.4%, $1.98 and 0.63%, respectively. The aggregate estimated fair value of the PRSUs was $0.9 million, which is expected to be recognized over a weighted-average period of 3.9 years. The Company recognized $0.1 million in share-based expense related to the PRSU award for the year ended December 31, 2020. As of December 31, 2020, there was $0.8 million of unrecognized compensation costs which the Company plans to recognize over the weighted average period of 3.4 years.

15.EMPLOYEE BENEFIT PLANS

401(k) Defined Contribution Plan

The Company maintains a 401(k) defined contribution retirement plan which covers all of its employees. Employees are eligible to participate on the first of the month following their date of hire. Under the 401(k) plan, participating employees may defer up to 100% of their pre-tax salary but not more than statutory limits. As of December 31, 2020, there were no employer matching of employee contributions and employee contributions vested immediately.

2018 Employee Stock Purchase Plan

In July 2018, the Company adopted the 2018 Employee Stock Purchase Plan, or 2018 ESPP, with an initial 0.2 million share reserve, subject to automatic annual increases on January 1st of each year for a period of up to ten years, as defined in the plan document. The purpose of the 2018 ESPP is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock of the Company. The 2018 ESPP provides the opportunity to purchase the Company’s common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. As of December 31, 2020, the Company had not yet approved any offering under the plan and 0.6 million shares were reserved for issuance.

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

16.	INCOME TAXES

The Company’s loss before income taxes was $27.5 million, $29.0 million, and $24.1 million for the years ended December 31, 2020, 2019, and 2018, respectively, and was generated entirely in the United States. The Company did not record current or deferred income tax expense or benefit during the years ended December 31, 2020, 2019, and 2018.

A reconciliation of the statutory United States federal income tax rate to the Company’s effective tax rate is as follows:

	Tax Year ended December 31,
	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	3.5%	4.4%	3.8%
Nondeductible expenses	(0.8)%	6.4%	0.7%
Research and development credits	0.0%	(0.7)%	0.6%
Tax rate change and true-up	(1.6)%	0.0%	0.6%
Change in valuation allowance	(22.1)%	(31.1)%	(26.7)%
Effective income tax rate	0.0%	0.0%	0.0%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$61,387	$56,157
Research and development credits	3,008	3,008
Share-based compensation	1,431	1,104
Accruals	846	822
Interest expense	2,361	1,191
Lease Liability	911	-
Capitalized start-up costs	751	1,018
Other temporary differences	864	882
Gross deferred tax assets	71,559	64,182
Less: Valuation allowance	(68,856)	(62,805)
Total deferred tax assets	$2,703	$1,377

Deferred tax liabilities:
Capitalized software	$(297)	$(283)
Right-of-use asset	(838)	-
Prepaid commission	(1,568)	(1,094)
Gross deferred tax liabilities	(2,703)	(1,377)
Net deferred taxes	$-	$-

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

In assessing the realizability of the net deferred tax asset, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company believes that it is more likely than not that the Company’s deferred income tax asset associated with its net operating losses will not be realized in the immediate future. As such, there is a full valuation allowance against the net deferred tax assets as of December 31, 2020 and 2019. The valuation allowance increased by $6.1 million and $9.0 million during the years ended December 31, 2020 and 2019, respectively, due primarily to the generation of net operating losses during the periods. The changes in the valuation allowance were as follows (in thousands):

	Year ended December 31,
	2020	2019
Balance at the beginning of the year	$62,805	$53,774
Amounts charges to expense	6,051	9,031
Balance at the end of the year	$68,856	$62,805

The following table summarizes carryforwards of federal net operating losses and tax credits as of December 31, 2020 (in thousands):

	Amount	Expiration Beginning in
Federal net operating losses	$247,475	2023
State net operating losses	$152,943	2021
Research and development credits	$3,008	2023

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

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations. Due to net operating loss and tax credit carry forwards that remain unutilized, income tax returns for tax years from inception through 2018 remain subject to examination by the taxing jurisdictions.

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

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

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

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

The following geographic data includes revenue generated from the Company’s third-party distributors. The Company’s revenue was generated in the following geographic regions and by product line for the periods indicated (in thousands):

	Revenues by Geography
	Year ended December 31,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
United States	$47,519	96%	$60,760	97%
International	1,725	4%	1,896	3%
Total revenues	$49,244	100%	$62,656	100%

	U.S. Revenues by Product Category Year ended December 31,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$11,094	23%	$18,007	30%
Treatment sessions	34,852	73%	41,120	68%
Other	1,573	3%	1,633	2%
Total U.S. revenues	$47,519	100%	$60,760	100%

	International Revenues by Product Category Year ended December 31,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$856	50%	$1,106	58%
Treatment sessions	449	26%	347	18%
Other	420	24%	443	24%
Total International revenues	$1,725	100%	$1,896	100%

	Revenues by Geography
	Year ended December 31,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
United States	$60,760	97%	$51,477	98%
International	1,896	3%	1,299	2%
Total revenues	$62,656	100%	$52,776	100%

	U.S. Revenues by Product Category Year ended December 31,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$18,007	30%	$14,603	28%
Treatment sessions	41,120	68%	35,287	69%
Other	1,633	2%	1,587	3%
Total U.S. revenues	$60,760	100%	$51,477	100%

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

	International Revenues by Product Category Year ended December 31,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$1,106	58%	$635	49%
Treatment sessions	347	18%	245	19%
Other	443	24%	419	32%
Total International revenues	$1,896	100%	$1,299	100%

20. SEVERANCE

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

The Company entered into transition agreements outlining the separation with its former chief executive officer in March 2020, the vice president of medical operations in September 2020, and the chief commercial officer, vice president of commercial access and director of medical operations in December 2020. In connection with these agreements, the Company recorded $1.8 million of charges in salary, payroll tax and bonus expenses for the year ended December 31, 2020. For the year ended December 31, 2020, $0.8 million of termination benefits were paid associated with the termination of the employees and charged against this liability. As of December 31, 2020, $1.0 million remain in accrued liabilities for the unpaid portion of the separation benefits.

21.	SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited)

Selected financial information for the quarterly periods noted is as follows:

	Three Months ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(in thousands except per share data)
Revenues	$11,476	$9,741	$12,448	$15,579
Cost of revenues	2,811	2,323	2,657	3,763
Gross Profit	8,665	7,418	9,791	11,816
Operating expenses:
Sales and marketing	10,723	8,151	6,053	7,635
General and administrative	5,287	4,010	4,210	4,729
Research and development	3,021	2,116	1,952	2,112
Total operating expenses	19,031	14,277	12,215	14,476
Loss from Operations	(10,366)	(6,859)	(2,424)	(2,660)
Other (income) expense:
Interest expense	1,523	986	1,002	1,011
Loss on extinguishment of debt	924	-	-	-
Other (income) expense, net	(200)	(80)	(8)	(14)
Net Loss	$(12,613)	$(7,765)	$(3,418)	$(3,657)
Net loss per share of common stock outstanding, basic and diluted	$(0.68)	$(0.41)	$(0.18)	$(0.19)
Weighted-average common shares outstanding, basic and diluted	18,681	18,747	18,890	19,015

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

	Three Months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands except per share data)
Revenues	$12,728	$16,572	$16,000	$17,356
Cost of revenues	2,807	4,171	4,192	4,219
Gross Profit	9,921	12,401	11,808	13,137
Operating expenses:
Sales and marketing	9,592	11,523	10,362	11,516
General and administrative	4,599	4,261	4,285	4,312
Research and development	2,786	3,224	3,489	4,248
Total operating expenses	16,977	19,008	18,136	20,076
Loss from Operations	(7,056)	(6,607)	(6,328)	(6,939)
Other (income) expense:
Interest expense	919	931	930	905
Other (income) expense, net	(446)	(444)	(391)	(290)
Net Loss	$(7,529)	$(7,094)	$(6,867)	$(7,554)
Net loss per share of common stock outstanding, basic and diluted	$(0.42)	$(0.39)	$(0.37)	$(0.41)
Weighted-average common shares outstanding, basic and diluted	18,026	18,351	18,508	18,627

Quarterly computations of net loss per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

22. SUBSEQUENT EVENTS

Common Stock Offering

On February 2, 2021, we closed on the Offering of our common stock in which we issued and sold 5,566,000 shares of our common stock, which included shares pursuant to an option granted to underwriters to purchase additional shares, at a public offering price of $15.50 per share. We received net proceeds of approximately $80.6 million after deducting underwriting discounts, commissions and estimated offering expenses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEURONETICS, INC.

By:	/s/ Keith J. Sullivan
Keith J. Sullivan
President and Chief Executive Officer

Date:	March 2, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keith J. Sullivan	President, Chief Executive Officer and Director	March 2, 2021
Keith J. Sullivan	(Principal Executive Officer)

/s/ Stephen Furlong	Senior VP, Chief Financial Officer and Treasurer	March 2, 2021
Stephen Furlong	(Principal Financial and Accounting Officer)

/s/ John Bakewell	Director	March 2, 2021
John Bakewell

/s/ Sheryl Conley	Director	March 2, 2021
Sheryl Conley

/s/ Brian Farley	Director	March 2, 2021
Brian Farley

/s/ Wilfred Jaeger, M.D.	Director	March 2, 2021
Wilfred Jaeger, M.D.

/s/ Glenn Muir	Director	March 2, 2021
Glenn Muir

/s/ Bruce Shook	Director	March 2, 2021
Bruce Shook