Form 10-Q
period 2021-03-31
Neuronetics, Inc.
filed 2021-05-04
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number: 001-38546

NEURONETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1051425
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3222 Phoenixville Pike, Malvern, PA	19355
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 25,759,895 shares of the registrant’s common stock outstanding as of April 29, 2021.

NEURONETICS, INC.

Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NEURONETICS, INC.

Balance Sheets

(Unaudited; In thousands, except per share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$121,277	$48,957
Accounts receivable, net	6,964	7,166
Inventory	5,401	3,720
Current portion of net investments in sales-type leases	1,930	1,887
Current portion of prepaid commission expense	1,135	1,096
Prepaid expenses and other current assets	2,239	2,186
Total current assets	138,946	65,012
Property and equipment, net	866	730
Operating lease right-of-use assets	3,320	3,418
Net investments in sales-type leases	1,958	2,331
Prepaid commission expense	5,255	5,300
Other assets	1,962	1,866
Total Assets	$152,307	$78,657
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,241	$3,749
Accrued expenses	5,152	7,319
Deferred revenue	1,912	2,020
Current portion of operating lease liabilities	602	594
Current portion of long-term debt, net	—	—
Total current liabilities	10,907	13,682
Long-term debt, net	34,791	34,620
Deferred revenue	1,614	1,741
Operating lease liabilities	3,024	3,121
Total Liabilities	50,336	53,164
Commitments and contingencies (Note 16)	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or
outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value: 200,000 shares authorized; 25,756 and 19,114
shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	258	191
Additional paid-in capital	387,134	302,842
Accumulated deficit	(285,421)	(277,540)
Total Stockholders' Equity	101,971	25,493
Total Liabilities and Stockholders’ Equity	$152,307	$78,657

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Operations

(Unaudited; In thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenues	$12,288	$11,476
Cost of revenues	2,221	2,811
Gross Profit	10,067	8,665
Operating expenses:
Sales and marketing	8,561	10,723
General and administrative	6,104	5,287
Research and development	2,311	3,021
Total operating expenses	16,976	19,031
Loss from Operations	(6,909)	(10,366)
Other (income) expense:
Interest expense	985	1,523
Loss on extinguishment of debt	—	924
Other income, net	(13)	(200)
Net Loss	$(7,881)	$(12,613)
Net loss per share of common stock outstanding, basic and diluted	$(0.31)	$(0.68)
Weighted-average common shares outstanding, basic and diluted	25,150	18,681

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Changes in Stockholders’ Equity

(Unaudited; In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	18,645	$186	$297,753	$(250,087)	$47,852
Share-based awards and options exercises	81	1	75	—	76
Share-based compensation expense	—	—	1,196	—	1,196
Net loss	—	—	—	(12,613)	(12,613)
Balance at March 31, 2020	18,726	$187	$299,024	$(262,700)	$36,511

Balance at December 31, 2020	19,114	$191	$302,842	$(277,540)	$25,493
Share-based awards and options exercises	1,076	11	1,581	—	1,592
Issuance of common stock, net of issuance costs of $401	5,566	56	80,515	—	80,571
Share-based compensation expense	—	—	2,196	—	2,196
Net loss	—	—	—	(7,881)	(7,881)
Balance at March 31, 2021	25,756	$258	$387,134	$(285,421)	$101,971

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Cash Flows

(Unaudited; In thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(7,881)	$(12,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	281	301
Share-based compensation	2,196	1,196
Non-cash interest expense	171	782
Cost of rental units purchased by customers	99	70
Loss on extinguishment of debt	—	622
Changes in certain assets and liabilities:
Accounts receivable, net	202	383
Inventory	(1,681)	(104)
Net investments in sales-type leases	330	(368)
Leasehold reimbursement	—	836
Prepaid commission expense	6	(419)
Prepaid expenses and other assets	206	285
Accounts payable	(694)	(1,299)
Accrued expenses	(2,168)	(3,227)
Deferred revenue	(235)	(95)
Net Cash Used in Operating Activities	(9,168)	(13,650)

Cash Flows from Investing Activities:
Purchases of property and equipment and capitalized software	(675)	(266)
Net Cash Used in Investing Activities	(675)	(266)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	35,000
Repayment of long-term debt	—	(32,500)
Payments of debt issuance costs	—	(721)
Proceeds from exercises of stock options	1,592	76
Proceeds from the issuance of common stock	80,972	—
Payments of common stock offering issuance costs	(401)	—
Net Cash Provided by Financing Activities	82,163	1,855
Net Increase (Decrease) in Cash and Cash Equivalents	72,320	(12,061)
Cash and Cash Equivalents, Beginning of Period	48,957	75,708
Cash and Cash Equivalents, End of Period	$121,277	$63,647
Supplemental disclosure of cash flow information:
Cash paid for interest	$814	$1,403
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$186	$94

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

COVID-19

The Company is continuing to monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will continue to impact the Company’s customers, supply chain, employees and other business partners. While the Company began to experience significant disruptions in March 2020 through the end of March 2021 from the COVID-19 pandemic, it is unable to predict the full impact that the pandemic may have on its financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The pandemic has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets, and may contribute to periods of economic uncertainty in the future.

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

Liquidity

As of March 31, 2021, the Company had cash and cash equivalents of $121.3 million and an accumulated deficit of $285.4 million. The Company incurred negative cash flows from operating activities of $28.4 million for the year ended December 31, 2020 and $9.2 million for the three months ended March 31, 2021. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company continues to invest in sales, marketing and product development activities. The Company’s primary sources of capital to date have been proceeds from its IPO, private placements of its convertible preferred securities, borrowings under its credit facilities, proceeds from its secondary public offering of common stock, revenues from sales of its products and other public offerings of the Company’s common stock. As of March 31, 2021, the Company had $35.0 million of borrowings outstanding under its credit facility, which has a final maturity in February 2025. Management believes that the Company’s cash and cash equivalents as of March 31, 2021, and anticipated revenues from sales of its products are sufficient to fund the Company’s operations for at least the next 12 months from the issuance of these financial statements.

2.     BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP. Any reference in these notes to applicable guidance is meant to

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

refer to GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standards Board, or FASB.

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission, or SEC, which permit reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying balance sheets and statements of operations and stockholders’ deficit and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s Form 10-K filed with the SEC on March 2, 2021, wherein a more complete discussion of significant accounting policies and certain other information can be found.

Use of Estimates

The preparation of financial statements in accordance with GAAP and the rules and regulations of the SEC requires the use of estimates and assumptions, based on judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Although management believes its estimates and assumptions are reasonable when made, they are based upon information available at the time they are made. Management evaluates the estimates and assumptions on an ongoing basis and, if necessary, makes adjustments. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions, including those related to the COVID-19 pandemic, and given the subjective element of the estimates and assumptions made, actual results may differ materially from estimated results.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s complete summary of significant accounting policies can be found in “Note 3. Summary of Significant Accounting Policies” in the audited financial statements included in the Company’s Form 10-K filed with the SEC on March 2, 2021.

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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

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

Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our unaudited interim financial statements

5.     FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaids and other current assets, and accounts payable on the Company’s balance sheets approximated their fair values as of March 31, 2021 and December 31, 2020 due to their short-term nature. The carrying values of the Company’s credit facility approximated its fair value as of March 31, 2021 and December 31, 2020 due to its variable interest rate.

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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2021 and December 31, 2020 (in thousands):

March 31, 2021
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$118,121	$118,121	$118,121	$—	$—

December 31, 2020
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$47,117	$47,117	$47,117	$—	$—

6.     ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Gross accounts receivable - trade	$7,713	$8,178
Less: Allowances for doubtful accounts	(749)	(1,012)
Accounts receivable, net	$6,964	$7,166

7.     PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

The following table presents the composition of property and equipment, net as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Laboratory equipment	$150	$150
Office equipment	497	487
Computer equipment and software	1,495	1,360
Manufacturing equipment	445	273
Leasehold improvements	459	459
Rental equipment	207	405
Property and equipment, gross	3,253	3,134
Less: Accumulated depreciation	(2,387)	(2,404)
Property and equipment, net	$866	$730

As of March 31, 2021 and December 31, 2020, the Company had capitalized software costs, net of $1.4 million and $1.2 million, respectively, which are included in “Other assets” on the balance sheet.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

Depreciation and amortization expense was $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

8.     LEASES

Lessee:

The Company has operating leases for its corporate headquarters and office equipment, including copiers. The Company leases approximately 32,000 square foot facility in Malvern, Pennsylvania for its corporate headquarters, which includes office and warehouse space. The Company does not currently have any finance leases or executed leases that have not yet commenced.

Operating lease rent expense was $0.2 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the weighted-average remaining lease term of operating leases was 6.9 years and the weighted-average discount rate was 6.5%.

In the first quarter of 2020, the Company received a reimbursement of $0.8 million for leasehold expenses previously incurred in connection with the lease agreement for its Malvern facility. The reimbursement was recorded as an offset to the non-current lease liability that was established when the lease agreement was executed.

The following table presents the supplemental cash flow information as a lessee related to leases (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$132	$126

The following table sets forth by year the required future payments of operating lease liabilities (in thousands):

March 31, 2021
Remainder of 2021	$472
2022	642
2023	637
2024	646
2025	660
Thereafter	1,487
Total lease payments	4,544
Less imputed interest	(918)
Present value of operating lease liabilities	$3,626

Lessor sales-type leases:

Certain customers have purchased NeuroStar Advanced Therapy Systems on a rent-to-own basis. The lease term is three years with a customer option to purchase the NeuroStar Advanced Therapy System at the end of the lease or automatic transfer of ownership of the NeuroStar Advanced Therapy System at the end of the lease.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The following table sets forth the profit recognized on sales-type leases (in thousands):

	Three Months Ended March 31,
	2021	2020
Profit recognized at commencement, net	$133	$252
Interest income	—	—
Total sales-type lease income	$133	$252

The following table sets forth a maturity analysis of the undiscounted lease receivables related to sales-type leases (in thousands):

March 31,
2021
Remainder of 2021	$1,576
2022	1,673
2023	599
2024	40
Total sales-type lease receivables	$3,888

As of March 31, 2021, the carrying amount of the lease receivables is $3.9 million. The Company does not have any unguaranteed residual assets.

Lessor operating leases:

NeuroStar Advanced Therapy Systems sold on a rent-to-own basis prior to January 1, 2019 are accounted for as operating leases. For the three months ended March 31, 2021 and 2020, the Company recognized operating lease income of $0.1 million and $0.1 million, respectively.

The following table sets forth a maturity analysis of its undiscounted lease receivables related to operating leases as of March 31, 2021 (in thousands):

March 31,
2021
Remainder of 2021	$39
Total lease receivables	$39

The Company maintained Rental Equipment, net of $0.1 million and $0.2 million, as of March 31, 2021 and December 31, 2020, respectively, which are included in “Property and equipment, net” on the balance sheet. Rental equipment depreciation expense was $0.01 million and $0.03 million for the three months ended March 31, 2021 and 2020, respectively.

9.     PREPAID COMMISSION EXPENSE

The Company pays a commission on both NeuroStar Advanced System sales and Treatment Session sales. Since the commission paid for System sales is not commensurate with the commission paid for Treatment Sessions, the Company capitalizes commission expense associated with NeuroStar Advanced Therapy System sales commissions paid that is incremental to specifically anticipated future Treatment Session orders. In developing this estimate, the Company considered its historical Treatment Session sales and customer retention rates, as well as technology development life cycles and other industry factors. These costs are periodically reviewed for impairment.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

NeuroStar Advanced Therapy System commissions are deferred and amortized on a straight-line basis over a seven year period equal to the average customer term, which the Company deems to be the expected period of benefit for these costs.

On the Company’s balance sheets, the current portion of capitalized contract costs is represented by the current portion of prepaid commission expense, while the long-term portion is included in prepaid commission expense. Amortization expense was $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

10.     ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Compensation and related benefits	$3,040	$5,023
Consulting and professional fees	396	292
Research and development expenses	249	138
Warranty	457	536
Sales and other taxes payable	640	726
Other	370	604
Accrued expenses	$5,152	$7,319

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

As of March 31, 2021, the Company expects to recognize approximately the following percentages of deferred revenue by year:

Revenue
Year:	Recognition
Remainder of 2021	44%
2022	18%
2023	17%
2024	17%
2025	4%
Thereafter	-%
Total	100%

Revenue recognized for the three months ended March 31, 2021 that was included in the contract liability balance at the beginning of the year was $1.2 million, and primarily represented revenue earned from separately priced extended warranties, rent-to-own revenue, milestone revenue, and clinical training.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

Customers

For the three months ended March 31, 2021, one customer accounted for more than 10% of the Company’s revenues.

12.     DEBT

The following table presents the composition of debt as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Outstanding principal	$35,000	$35,000
Accrued final payment fees	1,925	1,925
Less debt discounts	(2,134)	(2,305)
Total debt, net	34,791	34,620
Less current portion	—	—
Long-term debt, net	$34,791	$34,620

For the three months ended March 31, 2021, the Company recognized interest expense of $1.0 million, of which $0.8 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

For the three months ended March 31, 2020, the Company recognized interest expense of $1.5 million, of which $1.4 million was cash paid for interest during the period and $0.1 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

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

The Solar Amendment also reduces the trailing twelve-month net product revenue requirement for the Amended Term B Loan portion of the facility. Subject to certain conditions, the Company has the ability to extend the interest-only period on the initial Term A Loan to 36 months from 24 months upon achieving the revenue targets associated with the Amended Term B Loan. As of March 31, 2021, the Company is in compliance with the required minimum net product revenue covenant and anticipates electing to extend the interest-only period through March 1, 2023 for the Term A Loan, subject to continuing to meet the required conditions through and as of March 1, 2022. The Company is projected to be in compliance with the required covenant. The Company was required to pay an amendment fee of $0.1 million to Solar, which has been recognized as a deferred debt issuance cost as of December 31, 2020 that will be amortized to interest expense using the effective interest method.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

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

The Solar Facility includes a financial covenant requiring the attainment of a minimum trailing net revenue amount beginning on December 31, 2020. The Company and lenders executed the Solar Amendment in December 2020 that reduced the minimum trailing net revenue covenant requirement amounts beginning on December 31, 2020 to allow the Company to maintain compliance with the covenant as of December 31, 2020. As of March 31, 2021, the Company is in compliance with the financial covenant and is projected to be in compliance with the reduced minimum revenue covenant amounts going forward.

As of March 31, 2021, the Company is in compliance with all covenants in the Solar Facility.

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

The Company evaluated whether the Solar Facility entered into in March 2020 represented a debt modification or extinguishment in accordance with ASC 470-50, Debt—Modifications and Extinguishments and determined that the existing debt was extinguished as a result of the full repayment of the existing facility and concurrent issuance of a new credit facility with a new lender. The unamortized balance of the Company’s combined debt discount and deferred issuance costs of $0.6 million related to the Oxford facility were accounted for as a loss on extinguishment of debt in March 2020.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

13.     COMMON STOCK

Common Stock Offering

On February 2, 2021, we closed on our public offering and sale (the “Offering) of our common stock in which we issued and sold 5,566,000 shares of our common stock, which included shares pursuant to an option granted to underwriters to purchase additional shares, at a public offering price of $15.50 per share. We received net proceeds of $80.6 million after deducting underwriting discounts, commissions and offering expenses.

Common Stock

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Shares of common stock issued	25,756	19,114
Shares of common stock reserved for issuance for:
Common stock warrants outstanding	75	105
Stock options outstanding	1,806	2,365
Restricted stock units and awards outstanding	2,337	1,860
Shares available for grant under stock incentive plan	2,171	1,530
Shares available for sale under employee stock purchase plan	799	608
Total shares of common stock issued and reserved for issuance	32,944	25,582

Common Stock Warrants

The following tables summarize the Company’s outstanding common stock warrants as of March 31, 2021, and December 31, 2020:

March 31, 2021
Warrants
Outstanding
(in thousands)	Exercise Price	Expiration Date
14	$19.55	Dec-2022
20	$9.73	Aug-2023
20	$9.73	Mar-2024
21	$9.73	Dec-2024
75

December 31, 2020
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

A net loss cannot be diluted, so when the Company is in a net loss position, basic and diluted loss per common share are the same. If in the future the Company achieves profitability, the denominator of a diluted earnings per common share calculation will include both the weighted-average number of shares outstanding and the number of common stock equivalents, if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents potentially include warrants, stock options, non-vested restricted stock units and non-vested performance restricted stock units using the treasury stock method, along with the effect, if any, from the potential conversion of outstanding securities, such as convertible preferred stock.

The following potentially dilutive securities outstanding as of March 31, 2021 and 2020 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	March 31,
	2021	2020
Stock options	1,806	2,324
Non-vested performance restricted stock units	395	—
Non-vested restricted stock units	1,942	1,522
Common stock warrants	75	105

15.     SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its statements of operations for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$20	$16
Sales and marketing	575	430
General and administrative	1,518	607
Research and development	83	143
Total	$2,196	$1,196

2018 Equity Incentive Plan

In June 2018, the Company adopted the 2018 Equity Incentive Plan, or 2018 Plan, which authorized the issuance of up to 1.4 million shares, subject to an annual 4% increase based on the number of shares of common stock outstanding, in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. The amount and terms of grants are determined by the Company’s board of directors. All stock options granted to date have had exercise prices equal to the fair value, as determined by the closing price as reported by the Nasdaq Global Market, of the underlying common stock on the date of grant. The contractual term of stock options is up to 10 years, and stock options are exercisable in cash or as otherwise determined by the board of directors. Generally, stock options vest 25% upon the first anniversary of the date of grant and the remainder ratably monthly thereafter for 36 months. Restricted stock units generally vest ratably in three equal installments on the first, second and third anniversaries of the grant date. Performance restricted stock units (“PRSUs”) generally vest based on appreciation of the Company’s common stock to a certain price as determined by the Company’s board of

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

directors measured using a trailing 30-day volume weighted average price of a share of the Company’s common stock. The fair value of the PRSU awards are determined using a risk neutral Monte Carlo simulation valuation model. As of March 31, 2021, there were 2.1 million shares available for future issuance under the 2018 Plan.

2020 Inducement Incentive Plan

In December 2020, the Company adopted the 2020 Inducement Incentive Plan, which authorized the issuance of up to 0.4 million shares in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock awards to eligible employees who satisfy the standards for inducement grants under Nasdaq global market rules. An individual who previously served as an employee or director of the Company is not eligible to receive awards under this plan. The amount and terms of grants are determined by the Company’s board of directors. As of March 31, 2021, there were 0.1 million shares available for future issuance under the 2020 Inducement Incentive Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2021:

			Weighted-	Aggregate
	Number of	Weighted-	Remaining	average
	Shares under	average	Contractual	Intrinsic
	Option	Exercise Price	Life	Value
	(in thousands)	per Option	(in years)	(in thousands)
Outstanding at December 31, 2020	2,365	$4.62
Granted	—	$—
Exercised	(504)	$3.67
Forfeited	(55)	$13.65
Outstanding at March 31, 2021	1,806	$4.73	7.6	$14,544
Exercisable at March 31, 2021	608	$7.17	4.6	$3,662
Vested and expected to vest at March 31, 2021	1,806	$4.73	7.6	$14,544

The Company recognized share-based compensation expense related to stock options of $0.2 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was $2.0 million of total unrecognized compensation cost related to non-vested stock options which the Company expects to recognize over a weighted-average period of 2.6 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2021 was $6.5 million.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

Restricted Stock Units and Performance Restricted Stock Units

The following table summarizes the Company’s restricted stock unit and performance restricted stock unit activity for the three months ended March 31, 2021:

	Non-vested	Weighted-	Non-vested	Weighted-
	Restricted	average	Performance Restricted	average
	Stock Units	Grant-date	Stock Units	Grant-date
	(in thousands)	Fair Value	(in thousands)	Fair Value
Non-vested at December 31, 2020	1,860	$3.58	500	$1.71
Granted	555	$13.56	145	$15.59
Vested	(322)	$3.89	(250)	$1.77
Forfeited	(151)	$5.36	—	$—
Non-vested at March 31, 2021	1,942	$6.24	395	$6.77

The Company recognized $1.9 million and $0.6 million in share-based compensation expense related to the restricted stock units and performance restricted stock units for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was $12.4 million of unrecognized compensation cost related to non-vested restricted stock units and performance restricted stock units, which the Company expects to recognize over a weighted-average period of 2.4 years. The total fair value at the vesting date of restricted stock units and performance restricted stock units vested during the three months ended March 31, 2021, was $8.2 million.

For the period ended March 31, 2021 and December 31, 2021, the grant-date fair value of the performance restricted stock units was estimated at the time of grant using the following inputs and assumptions in the Monte Carlo simulation valuation model:

	March 31, 2021	December 31, 2020
Closing price of common stock	$15.92	$1.98
Risk-free interest rate	1.15%	0.63%
Expected volatility	99.7%	87.4%

16.     COMMITMENTS AND CONTINGENCIES

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

20

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The following geographic data includes revenue generated from the Company’s third-party distributors. The Company’s revenue was generated in the following geographic regions and by product line for the periods indicated (in thousands):

	Revenues by Geography
	Three Months Ended March 31,
	2021			2020
		% of			% of
	Amount	Revenues		Amount	Revenues
United States	$11,802	96%	%	$11,177	97%
International	486	4%	%	299	3%
Total revenues	$12,288	100%	%	$11,476	100%

	U.S. Revenues by Product Category
	Three Months Ended March 31,
	2021		2020
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$1,755	15%	$2,594	23%
Treatment sessions	9,629	82%	8,193	74%
Other	418	3%	390	3%
Total U.S. revenues	$11,802	100%	$11,177	100%

	International Revenues by Product Category
	Three Months Ended March 31,
	2021		2020
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$207	43%	$100	33%
Treatment sessions	131	27%	77	26%
Other	148	30%	122	41%
Total International revenues	$486	100%	$299	100%

18.     SEVERANCE

The Company entered into transition agreements outlining the separation with its former chief executive officer in March 2020, the vice president of medical operations in September 2020, the chief commercial officer and director of medical operations in December 2020, the VP of sales and five business development managers in January 2021 and the director of strategic clinical development in February 2021. In connection with these agreements the company recorded $0.2 million and $1.1 million of charges in salary, payroll tax and bonus expenses in the three months ended March 31, 2021 and March 31, 2020, respectively. For the three months ended March 31, 2021 and March 31, 2020, $0.5 million and $0.05 million of termination benefits were paid associated with the termination of the employees and charged against this liability. As of March 31, 2021 and December 31, 2020, $0.7 million and $1.0 million, respectively, remain in accrued liabilities for the unpaid portion of the separation benefits.

21

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with our unaudited interim financial statements and related notes thereto included elsewhere herein. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, without limitation, risks and uncertainties related to: the ongoing impact of the novel coronavirus, or COVID-19, pandemic on general political and economic uncertainty, including as a result of efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter in place orders and third-party business closures and the related impact on resource allocations, manufacturing and supply chains and patient access to commercial products; our ability to execute our business continuity as well as our operational and budget plans in light of the COVID-19 pandemic; our ability to achieve or sustain profitable operations due to our history of losses; our reliance on the sale and usage of our NeuroStar Advanced Therapy System to generate revenues; the scale and efficacy of our salesforce; availability of coverage and reimbursement from third-party payors for treatments using our products; physician and patient demand for treatments using our products; developments in respect of competing technologies and therapies for the indications that our products treat; product defects; our ability to obtain and maintain intellectual property protection for our technology; developments in clinical trials or regulatory review of NeuroStar Advanced Therapy System for additional indications; and developments in regulation in the United States and other applicable jurisdictions. For a discussion of these and other related risks, please refer to our recent SEC filings which are available on the SEC’s website at www.sec.gov. These forward-looking statements are based on our expectations and assumptions as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no duty or obligation to update any forward-looking statements contained in this Quarterly Report on Form 10-Q as a result of new information, future events or changes in our expectations.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC, on March 2, 2021. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

We are a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from psychiatric disorders. Our first commercial product, the NeuroStar® Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation, or TMS, to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the United States Food and Drug Administration, or FDA, to treat adult patients with major depressive disorder, or MDD, that have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. NeuroStar Advanced Therapy is also available in other parts of the world, including Japan, where it is listed under Japan’s national health insurance. NeuroStar Advanced Therapy is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We are the market leader in TMS therapy based on the estimated 112,000 global patients treated with approximately 4.0 million of our treatment sessions through such date. We generated revenues of $12.3 million and $11.5 million for the three months ended March 31, 2021 and 2020, respectively.

We designed the NeuroStar Advanced Therapy System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of other treatment options. We generate revenues from initial capital sales of our systems, recurring Treatment Sessions and service and repair and extended warranty contracts. We derive the majority of our revenues from recurring Treatment Sessions. For the three months ended March 31, 2021, revenues from sales of our Treatment Sessions and NeuroStar Advanced Therapy Systems represented 81.6% and 14.9% of our U.S. revenues, respectively.

We currently sell our NeuroStar Advanced Therapy System and recurring Treatment Sessions in the United States with the collaborative support of our 147 employees as of March 31, 2021. Our sales force targets an estimated 50,000 psychiatrists across 26,000 psychiatric practices in the United States, based on data from Symphony Health and our own internal estimates that treat approximately 42% of the total MDD patients in the United States who meet our labeled indication and are insured. Some of our customers have and may purchase more than one NeuroStar Advanced Therapy System. Based on our commercial data, on average, we believe our customers can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients. We believe psychiatrists can generate approximately $7,500 to $10,000 of revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We have a diverse customer base of psychiatrists in group psychiatric practices in the United States. For the three months ended March 31, 2021, one customer accounted for more than 10% of our revenues.

We market our products in a few select markets outside the United States through independent distributors. International revenues represented 4.0% and 3.0% of our total revenues for the three months ended March 31, 2021 and 2020, respectively. In October 2017, we entered into an exclusive distribution agreement with Teijin Pharma Limited, or Teijin, for the distribution of our NeuroStar Advanced Therapy Systems and Treatment Sessions to customers who will treat patients with MDD in Japan. We received regulatory approval for our system in Japan in September 2017 and we received the initial reimbursement of JPY 12,000 per Treatment Session, which went into effect on June 1, 2019. We expect our international revenues to increase over time as a percentage of our total revenues as we grow system placements and utilization in Japan.

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

Our total revenues increased by $0.8 million, or 7%, from $11.5 million for the three months ended March 31, 2020 to $12.3 million for the three months ended March 31, 2021. For the three months ended March 31, 2021, our U.S. revenues were $11.8 million compared to $11.2 million for the three months ended March 31, 2020, which represents an increase of 6% over the prior year quarter. The increase was primarily attributable to an increase in U.S. treatment session revenue over the prior year quarter. We incurred net losses of $7.9 million for the three months ended March 31, 2021 compared to net losses of $12.6 million for the three months ended March 31, 2020. We expect to continue to incur losses for the next several years as we invest in our commercial organization to support our planned sales growth and while continuing to invest in our pipeline indications. As of March 31, 2021, we had an accumulated deficit of $285.4 million.

COVID-19

Throughout 2020 and the three months ended March 31, 2021, the Company experienced a material impact to revenue, particularly with regards to U.S. treatment session revenues as a result of the COVID-19 pandemic. The Company expects that capital equipment sales and treatment session revenues will continue to be materially impacted by this pandemic as customers are deferring capital purchase decisions and new patient treatment starts. System utilization has also declined compared to pre-COVID-19 projections.

We have monitored the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it has and will continue to impact the Company’s customers, supply chain, employees and other business partners. While we experienced significant disruptions in 2020 and the three months ended March 31, 2021 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic may have on financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the ongoing pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity.

The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors” of our Quarterly Report on Form 10-Q for the period ended March 31, 2021.

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

We refer you to the section titled “Critical Accounting Policies and Use of Estimates—Revenue Recognition” appearing in our Form 10-K filed with the SEC on March 2, 2021. We also refer you to “Note 3. Summary of Significant Accounting Policies.”

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

Sales and Marketing Expenses

Sales and marketing expenses consist of market research and commercial activities related to the sale of our NeuroStar Advanced Therapy Systems and treatment sessions and salaries and related benefits, sales commissions and share-based compensation for employees focused on these efforts. Other significant sales and marketing costs included conferences and trade shows, promotional and marketing activities, including direct and online marketing, practice support programs, travel and training expenses.

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

We anticipate that our general and administrative expenses will increase in fiscal year 2021 from fiscal year 2020.

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

Results of Operations

Comparison of the Three Months ended March 31, 2021 and 2020

	Three Months Ended
	March 31,		Increase / (Decrease)
	2021	2020	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$12,288	$11,476	$812	7%
Cost of revenues	2,221	2,811	(590)	(21)%
Gross Profit	10,067	8,665	1,402	16%
Gross Margin	81.9%	75.5%

Operating expenses:
Sales and marketing	8,561	10,723	(2,162)	(20)%
General and administrative	6,104	5,287	817	15%
Research and development	2,311	3,021	(710)	(24)%
Total operating expenses	16,976	19,031	(2,055)	(11)%
Loss from Operations	(6,909)	(10,366)	3,457	33%
Other (income) expense:
Interest expense	985	1,523	(538)	(35)%
Loss on extinguishment of debt	—	924	(924)	100%
Other income, net	(13)	(200)	187	(94)%
Net Loss	$(7,881)	$(12,613)	$4,732	38%

	Revenues by Geography
	Three Months Ended March 31,
	2021		2020
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$11,802	96%	$11,177	97%
International	486	4%	299	3%
Total revenues	$12,288	100%	$11,476	100%

	U.S. Revenues by Product Category
	Three Months Ended March 31,
	2021		2020
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$1,755	15%	$2,594	23%
Treatment sessions	9,629	82%	8,193	73%
Other	418	3%	390	3%
Total U.S. revenues	$11,802	100%	$11,177	100%

	United States NeuroStar Advanced Therapy System
	Revenues by Type
	Three Months Ended March 31,
	2021		2020
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Capital	$1,589	91%	$2,410	93%
Operating lease	108	6%	155	6%
Other	58	3%	29	1%
Total United States NeuroStar Advanced Therapy System revenues	$1,755	100%	$2,594	100%

Revenues

Total revenue for the three months ended March 31, 2021 was $12.3 million, an increase of 7% compared to the three months ended March 31, 2020 revenue of $11.5 million. During the quarter, total U.S. revenue increased by 6% and international revenue increased by 63% over the prior year quarter. The U.S. revenue growth was driven by an increase in U.S. treatment session revenue and the International revenue growth was driven by an increase in NeuroStar Advanced Therapy System sales.

U.S. NeuroStar Advanced Therapy System revenue for the three months ended March 31, 2021 was $1.8 million, a decrease of 32% compared to the three months ended March 31, 2020 revenue of $2.6 million. The decrease was primarily driven by a lower number of NeuroStar systems sold in the three months ended March 31, 2021, which was partially offset by an increase in the blended NeuroStar system average selling price quarter over quarter. For the three months ended March 31, 2021 and 2020, the Company sold 23 and 38 systems, respectively, during each period.

U.S. treatment session revenue for the three months ended March 31, 2021 was $9.6 million, an increase of 18% compared to the three months ended March 31, 2020 revenue of $8.2 million. The revenue growth was primarily driven by an increase in per click treatment session volume quarter over quarter.

Cost of Revenues and Gross Margin

Cost of revenues decreased by $0.6 million or 21% from $2.8 million for the three months ended March 31, 2020 to $2.2 million for the three months ended March 31, 2021. Gross margin increased from 75.5% for the three months ended March 31, 2020 to 81.9% for the three months ended March 31, 2021. The increase was primarily a result of a change in the product mix of revenues versus the prior year quarter.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $2.1 million, or 20%, from $10.7 million for the three months ended March 31, 2020 to $8.6 million for the three months ended March 31, 2021. The decrease was primarily due to reduced sales, reimbursement and clinical training costs versus the prior year quarter.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million, or 15%, from $5.3 million for the three months ended March 31, 2020 to $6.1 million for the three months ended March 31, 2021. The increase was primarily due to an increase in personnel expenses related to bonus, salary and share based compensation.

Research and Development Expenses

Research and development expenses decreased $0.7 million, or 24%, from $3.0 million for the three months ended March 31, 2020 to $2.3 million for the three months ended March 31, 2021. The decrease was primarily due to reduced product development, personnel and travel expenses.

Interest Expense

Interest expense decreased $0.5 million, or 35% from $1.5 million for the three months ended March 31, 2020 to $1.0 million for the three months ended March 31, 2021. The decrease in interest expense was due to the loss on extinguishment of debt charge recognized in the first quarter of 2020 as part of Oxford debt facility. Refer to “Note 12. Debt” in the financial statements included in this Quarterly Report on Form 10-Q for information regarding the Oxford debt facility.

Other Income, Net

Other income, net decreased by $0.2 million, from $0.2 million for the three months ended March 31, 2020 to $0.0 million for the three months ended March 31, 2021, primarily as a result of decreased interest income earned on the Company’s money market accounts.

Liquidity and Capital Resources

Overview

On February 2, 2021, we closed on the Offering of our common stock in which we issued and sold 5,566,000 shares of our common stock, which included shares pursuant to an option granted to underwriters to purchase additional shares, at a public offering price of $15.50 per share. We received net proceeds of $80.6 million after deducting underwriting discounts, commissions and offering expenses.

As of March 31, 2021, we had cash and cash equivalents of $121.3 million and an accumulated deficit of $285.4 million, compared to cash and cash equivalents of $49.0 million and an accumulated deficit of $277.5 million as of December 31, 2020. We incurred negative cash flows from operating activities of $9.2 million and $13.7 million for the three months ended March 31, 2021 and 2020, respectively. We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to expand our sales and marketing initiatives to support our growth in existing and new markets, invest funds in additional research and development activities and utilize cash for other corporate purposes. Our primary sources of capital to date have been from our IPO, private placements of our convertible preferred securities, borrowings under our credit facilities, sales of our products and other public offerings of our common stock. As of March 31, 2021, the Company had $35.0 million of borrowings outstanding under its credit facility, which has a final maturity in February 2025. Management believes that the Company’s cash and cash equivalents as of March 31, 2021 and anticipated revenues from sales of its products are sufficient to fund the Company’s operations for at least 12 months from the issuance of these financial statements.

We cannot predict our revenues and expenses in the short term, in large part due to uncertainty relating the COVID-19 pandemic and related governmental responses. However, if our cash and cash equivalents and anticipated revenues from sales or our products are insufficient to satisfy our liquidity requirements, we may seek to sell additional common or preferred equity or debt securities or enter into a new credit facility or another form of third-party funding or seek other debt financing. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all. It is also possible that we may allocate significant amounts of capital towards products or technologies for which market demand is lower than expected and, as a result, abandon such efforts. If we are unable to maintain our current financing or obtain adequate additional financing when we require it, or if we obtain financing on terms which are not favorable to us, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may be required to delay the development, commercialization and marketing of our products.

Our current and future funding requirements will depend on many factors, including:

●	the impact of COVID-19 and related governmental responses;
●	our ability to achieve revenue growth and improve operating margins;
●	compliance with the terms and conditions, including covenants, set forth in our credit facility;
●	the cost of expanding our operations and offerings, including our sales and marketing efforts;
●	our ability to improve or maintain coverage and reimbursement arrangements with domestic third-party and government payors, particularly in Japan;
●	our rate of progress in establishing coverage and reimbursement arrangements from international commercial third-party and government payors;
●	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our products and maintaining or improving our sales to our current customers;
●	the cost of research and development activities, including research and development relating to additional indications, which may include bipolar depression;
●	the effect of competing technological and market developments;
●	costs related to international expansion; and
●	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Net Cash Used in Operating Activities	$(9,168)	$(13,650)
Net Cash Used in Investing Activities	(675)	(266)
Net Cash Provided by Financing Activities	82,163	1,855
Net Increase (Decrease) in Cash and Cash Equivalents	$72,320	$(12,061)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $9.2 million, consisting primarily of a net loss of $7.9 million and a decrease in net operating liabilities of $4.0 million, partially offset by non-cash charges of $2.7 million. The decrease in net operating liabilities was primarily due to an increase in inventory and decreases in accounts payable and accrued expenses as a result of timing and the 2021 payment of the 2020 bonus compensation accrued as of December 31, 2020. Non-cash charges consisted of depreciation and amortization, non-cash interest expense, share-based compensation, and the cost of rental units purchased by customers.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 and the three months ended March 31, 2020 was $0.7 million and $0.3 million, respectively. Each was attributable to purchases of property and equipment and capitalized software costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $82.2 million and primarily consisted of additional proceeds from our Offering and cash proceeds related to stock option exercises. Net cash provided by financing activities for the three months ended March 31, 2020 was $1.9 million and consisted of additional proceeds from our loan refinance and cash proceeds related to stock option exercises.

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

The Solar Amendment also reduces the trailing twelve-month net product revenue requirement for the Amended Term B Loan portion of the facility. Subject to certain conditions, the Company has the ability to extend the interest-only period on the initial Term A Loan to 36 months from 24 months upon achieving the revenue targets associated with the Amended Term B Loan. As of March 31, 2021, the Company is in compliance with the required minimum net product revenue covenant and anticipates electing to extend the interest-only period through March 1, 2023 for the Term A Loan, subject to continuing to meet the required conditions through and as of March 1, 2022. The Company is projected to be in compliance with the required covenant. The Company was required to pay an amendment fee of $0.1 million to Solar, which has been recognized as a deferred debt issuance cost as of December 31, 2020 that will be amortized to interest expense using the effective interest method.

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

The Solar Facility includes a financial covenant requiring the attainment of a minimum trailing net revenue amount beginning on December 31, 2020. The Company and lenders executed the Solar Amendment in December 2020 that reduced the minimum trailing net revenue covenant requirement amounts beginning on December 31, 2020 to allow the Company to maintain compliance with the covenant as of December 31, 2020. As of March 31, 2021, the Company is in compliance with the financial covenant and is projected to be in compliance with the reduced minimum revenue covenant amounts going forward.

As of March 31, 2021, the Company is in compliance with all covenants in the Solar Facility.

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

Cash and Non-Cash Interest Expense

For the three months ended March 31, 2021, we recognized interest expense of $1.0 million, of which $0.8 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred financing costs and accrual of final payment fees. For the three months ended March 31, 2020, we recognized interest expense of $1.5 million, of which $1.4 million was cash and $0.1 million was non-cash interest expense related to the amortization of deferred financing costs and accrual of final payment fees

Common Stock Offering

On February 2, 2021, we closed on our public offering and sale (the “Offering) of our common stock in which we issued and sold 5,566,000 shares of our common stock, which included shares pursuant to an option granted to underwriters to purchase additional shares, at a public offering price of $15.50 per share. We received net proceeds of $80.6 million after deducting underwriting discounts, commissions and offering expenses.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, partnerships or other relationships with unconsolidated entities, often referred to as structured finance or special-purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Commitments and Contractual Obligations

As of March 31, 2021, there were no significant changes to our commitments and future minimum contractual obligations as set forth in our Form 10-K, filed with the SEC on March 2, 2021.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We refer you to the information described in the “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2021. There have been no material changes to our market risk described therein.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings.

We are subject from time to time to various claims and legal actions arising during the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 1A.     Risk Factors.

You should carefully consider the information described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2021. There have been no material changes to the risk factors described therein.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

None.

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

On April 28 and 29, 2021, respectively, the Compensation Committee of the Company’s Board of Directors and the Company’s Board of Directors approved modifications to the severance provisions applicable to the Company’s officers to standardize the severance benefits offered by the Company by officer-level. Under the newly approved provisions, the following severance benefits apply to the Company’s executive officers:

Position	Involuntary Termination/Good Reason Termination	Involuntary Termination/Good Reason Termination in connection with a Change in Control
Chief Executive Officer	- 12 months base salary	- 18 months base salary
	- 12 months benefits continuation	- 18 months benefits continuation
	- Prorated current year bonus	- 1.5x current year bonus target
- Accelerated equity vesting (double trigger)
Senior Vice President	- 12 months base salary	- 12 months base salary
	- 12 months benefits continuation	- 12 months benefits continuation
- Current year bonus paid at target
- Accelerated equity vesting (double trigger)

The Company did not make any material modifications to the applicable definitions used in connection with the severance provisions. The Compensation Committee grandfathered Mr. Furlong’s right to receive benefits continuation for 18 months if his employment is terminated involuntarily or for Good Reason in connection with a Change in Control. The Company intends to enter into new agreements with its executive officers to reflect these modifications.

Item 6.     Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit Number	Description
10.1*	Consulting Agreement, dated April 1, 2021 by and between Neuronetics, Inc. and Gregory Harper.
31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained Exhibit 101).
*	Filed herewith.
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

NEURONETICS, INC.
(Registrant)
Date: May 4, 2021	By:	/s/ Keith J. Sullivan
	Name:	Keith J. Sullivan
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
Date: May 4, 2021	By:	/s/ Stephen Furlong
	Name:	Stephen Furlong
	Title:	SVP, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)