Form 10-Q
period 2021-06-30
Neuronetics, Inc.
filed 2021-08-03
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number: 001-38546

NEURONETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1051425
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3222 Phoenixville Pike, Malvern, PA	19355
(Address of principal executive offices)	(Zip Code)
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

There were 26,318,346 shares of the registrant’s common stock outstanding as of July 28, 2021.

NEURONETICS, INC.

Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NEURONETICS, INC.

Balance Sheets

(Unaudited; In thousands, except per share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$115,783	$48,957
Accounts receivable, net	9,002	7,166
Inventory	5,393	3,720
Current portion of net investments in sales-type leases	2,034	1,887
Current portion of prepaid commission expense	1,219	1,096
Prepaid expenses and other current assets	1,447	2,186
Total current assets	134,878	65,012
Property and equipment, net	708	730
Operating lease right-of-use assets	3,228	3,418
Net investments in sales-type leases	1,854	2,331
Prepaid commission expense	5,454	5,300
Other assets	1,976	1,866
Total Assets	$148,098	$78,657
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,425	$3,749
Accrued expenses	6,604	7,319
Deferred revenue	1,937	2,020
Current portion of operating lease liabilities	612	594
Current portion of long-term debt, net	—	—
Total current liabilities	11,578	13,682
Long-term debt, net	34,944	34,620
Deferred revenue	1,488	1,741
Operating lease liabilities	2,922	3,121
Total Liabilities	50,932	53,164
Commitments and contingencies (Note 16)	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or
outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value: 200,000 shares authorized; 26,167 and 19,114
shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	262	191
Additional paid-in capital	389,850	302,842
Accumulated deficit	(292,946)	(277,540)
Total Stockholders' Equity	97,166	25,493
Total Liabilities and Stockholders’ Equity	$148,098	$78,657

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Operations

(Unaudited; In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$14,203	$9,741	$26,491	$21,217
Cost of revenues	2,750	2,323	4,971	5,134
Gross Profit	11,453	7,418	21,520	16,083
Operating expenses:
Sales and marketing	9,042	8,151	17,604	18,874
General and administrative	6,681	4,010	12,785	9,298
Research and development	2,294	2,116	4,604	5,137
Total operating expenses	18,017	14,277	34,993	33,309
Loss from Operations	(6,564)	(6,859)	(13,473)	(17,226)
Other (income) expense:
Interest expense	977	986	1,962	2,509
Loss on extinguishment of debt	—	—	—	924
Other income, net	(16)	(80)	(29)	(281)
Net Loss	$(7,525)	$(7,765)	$(15,406)	$(20,378)
Net loss per share of common stock outstanding, basic and diluted	$(0.29)	$(0.41)	$(0.63)	$(1.09)
Weighted-average common shares outstanding, basic and diluted	25,903	18,747	24,608	18,714

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Changes in Stockholders’ Equity

(Unaudited; In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	18,645	$186	$297,753	$(250,087)	$47,852
Share-based awards and options exercises	81	1	75	—	76
Share-based compensation expense	—	—	1,196	—	1,196
Net loss	—	—	—	(12,613)	(12,613)
Balance at March 31, 2020	18,726	$187	$299,024	$(262,700)	$36,511
Share-based awards and options exercises	83	1	47	—	48
Share-based compensation expense	—	—	646	—	646
Net loss	—	—	—	(7,765)	(7,765)
Balance at June 30, 2020	18,809	$188	$299,717	$(270,465)	$29,440

Balance at December 31, 2020	19,114	$191	$302,842	$(277,540)	$25,493
Share-based awards and options exercises	1,076	11	1,581	—	1,592
Issuance of common stock, net of issuance costs of $401	5,566	56	80,515	—	80,571
Share-based compensation expense	—	—	2,196	—	2,196
Net loss	—	—	—	(7,881)	(7,881)
Balance at March 31, 2021	25,756	$258	$387,134	$(285,421)	$101,971
Share-based awards and options exercises	411	4	707	—	711
Share-based compensation expense	—	—	2,009	—	2,009
Net loss	—	—	—	(7,525)	(7,525)
Balance at June 30, 2021	26,167	$262	$389,850	$(292,946)	$97,166

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Cash Flows

(Unaudited; In thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(15,406)	$(20,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	552	534
Share-based compensation	4,205	1,842
Non-cash interest expense	324	944
Cost of rental units purchased by customers	137	122
Loss on extinguishment of debt	—	622
Changes in certain assets and liabilities:
Accounts receivable, net	(1,835)	(66)
Inventory	(1,673)	(557)
Net investments in sales-type leases	330	(777)
Leasehold reimbursement	—	836
Prepaid commission expense	(278)	(723)
Prepaid expenses and other assets	1,120	356
Accounts payable	(1,365)	(2,408)
Accrued expenses	(715)	(3,492)
Deferred revenue	(336)	14
Net Cash Used in Operating Activities	(14,940)	(23,131)

Cash Flows from Investing Activities:
Purchases of property and equipment and capitalized software	(1,108)	(484)
Net Cash Used in Investing Activities	(1,108)	(484)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	41,360
Repayment of long-term debt	—	(38,860)
Payments of debt issuance costs	—	(721)
Proceeds from exercises of stock options	2,303	124
Proceeds from the issuance of common stock	80,972	—
Payments of common stock offering issuance costs	(401)	—
Net Cash Provided by Financing Activities	82,874	1,903
Net Increase (Decrease) in Cash and Cash Equivalents	66,826	(21,711)
Cash and Cash Equivalents, Beginning of Period	48,957	75,708
Cash and Cash Equivalents, End of Period	$115,783	$53,997
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,638	$2,227
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$41	$80

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

COVID-19

The Company is continuing to monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will continue to impact the Company’s customers, supply chain, employees and other business partners. While the Company began to experience significant disruptions in March 2020 through the end of June 30, 2021 from the COVID-19 pandemic, it is unable to predict the full impact that the pandemic may have on its financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The pandemic has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets, and may contribute to periods of economic uncertainty in the future.

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

Liquidity

As of June 30, 2021, the Company had cash and cash equivalents of $115.8 million and an accumulated deficit of $292.9 million. The Company incurred negative cash flows from operating activities of $14.9 million for the six months ended June 30, 2021 and $28.4 million for the year ended December 31, 2020. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company continues to invest in sales, marketing and product development activities. The Company’s primary sources of capital to date have been proceeds from its IPO, private placements of its convertible preferred securities, borrowings under its credit facilities, proceeds from its secondary public offering of common stock, revenues from sales of its products and other public offerings of the Company’s common stock. As of June 30, 2021, the Company had $35.0 million of borrowings outstanding under its credit facility, which has a final maturity in February 2025. Management believes that the Company’s cash and cash equivalents as of June 30, 2021, and anticipated revenues from sales of its products are sufficient to fund the Company’s operations for at least the next 12 months from the issuance of these financial statements.

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission, or SEC, which permit reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying balance sheets and statements of operations and stockholders’ deficit and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s Form 10-K filed with the SEC on March 2, 2021, wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our unaudited interim financial statements.

5.     FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaids and other current assets, and accounts payable on the Company’s balance sheets approximated their fair values as of June 30, 2021 and December 31, 2020 due to their short-term nature. The carrying values of the Company’s credit facility approximated its fair value as of June 30, 2021 and December 31, 2020 due to its variable interest rate.

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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as of June 30, 2021 and December 31, 2020 (in thousands):

June 30, 2021
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$114,626	$114,626	$114,626	$—	$—

December 31, 2020
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$47,117	$47,117	$47,117	$—	$—

6.     ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Gross accounts receivable - trade	$9,926	$8,178
Less: Allowances for doubtful accounts	(924)	(1,012)
Accounts receivable, net	$9,002	$7,166

7.     PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

The following table presents the composition of property and equipment, net as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Laboratory equipment	$184	$150
Office equipment	497	487
Computer equipment and software	1,541	1,360
Manufacturing equipment	327	273
Leasehold improvements	459	459
Rental equipment	131	405
Property and equipment, gross	3,139	3,134
Less: Accumulated depreciation	(2,431)	(2,404)
Property and equipment, net	$708	$730

As of June 30, 2021 and December 31, 2020, the Company had capitalized software costs, net of $1.6 million and $1.2 million, respectively, which are included in “Prepaid expenses and other current assets” and “Other assets” on the balance sheet.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

Depreciation and amortization expense was $0.3 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $0.6 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively.

8.     LEASES

Lessee:

The Company has operating leases for its corporate headquarters and office equipment, including copiers. The Company leases an approximately 32,000 square foot facility in Malvern, Pennsylvania for its corporate headquarters, which includes office and warehouse space. The Company does not currently have any finance leases or executed leases that have not yet commenced.

Operating lease rent expense was $0.1 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $0.3 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the weighted-average remaining lease term of operating leases was 6.6 years and the weighted-average discount rate was 6.5%.

In the first quarter of 2020, the Company received a reimbursement of $0.8 million for leasehold expenses previously incurred in connection with the lease agreement for its Malvern facility. The reimbursement was recorded as an offset to the non-current lease liability that was established when the lease agreement was executed.

The following table presents the supplemental cash flow information as a lessee related to leases (in thousands):

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$392	$394

The following table sets forth by year the required future payments of operating lease liabilities (in thousands):

June 30, 2021
Remainder of 2021	$313
2022	639
2023	636
2024	646
2025	660
Thereafter	1,487
Total lease payments	4,381
Less imputed interest	(847)
Present value of operating lease liabilities	$3,534

Lessor sales-type leases:

Certain customers have purchased NeuroStar Advanced Therapy Systems on a rent-to-own basis. The lease term is three or four years with a customer option to purchase the NeuroStar Advanced Therapy System at the end of the lease or automatic transfer of ownership of the NeuroStar Advanced Therapy System at the end of the lease.

The following table sets forth the profit recognized on sales-type leases (in thousands):

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Profit recognized at commencement, net	$148	$474	$281	$726
Interest income	—	—	—	—
Total sales-type lease income	$148	$474	$281	$726

The following table sets forth a maturity analysis of the undiscounted lease receivables related to sales-type leases (in thousands):

June 30,
2021
Remainder of 2021	$1,176
2022	1,804
2023	729
2024	140
2025	39
Total sales-type lease receivables	$3,888

As of June 30, 2021, the carrying amount of the lease receivables is $3.9 million. The Company does not have any unguaranteed residual assets.

Lessor operating leases:

NeuroStar Advanced Therapy Systems sold on a rent-to-own basis prior to January 1, 2019 are accounted for as operating leases. For the three months ended June 30, 2021 and 2020, the Company recognized operating lease income of $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2021 and 2020, the Company recognized operating lease income of $0.2 million and $0.2 million, respectively.

The following table sets forth a maturity analysis of its undiscounted lease receivables related to operating leases as of June 30, 2021 (in thousands):

June 30,
2021
Remainder of 2021	$18
Total lease receivables	$18

The Company maintained Rental Equipment, net of $0.1 million and $0.2 million as of June 30, 2021 and December 31, 2020, respectively, which are included in “Property and equipment, net” on the balance sheet. Rental equipment depreciation expense was $0.01 million and $0.02 million for the three months ended June 30, 2021 and 2020, respectively, and $0.02 million and $0.05 million for the six months ended June 30, 2021 and 2020.

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

On the Company’s balance sheets, the current portion of capitalized contract costs is represented by the current portion of prepaid commission expense, while the long-term portion is included in prepaid commission expense. Amortization expense was $0.3 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $0.6 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively.

10.     ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Compensation and related benefits	$3,707	$5,023
Consulting and professional fees	525	292
Research and development expenses	539	138
Sales and marketing expenses	344	73
Warranty	381	536
Sales and other taxes payable	680	726
Other	428	531
Accrued expenses	$6,604	$7,319

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

As of June 30, 2021, the Company expects to recognize approximately the following percentages of deferred revenue by year:

Revenue
Year:	Recognition
Remainder of 2021	38%
2022	23%
2023	17%
2024	17%
2025	5%
Thereafter	—%
Total	100%

Revenue recognized for the three and six months ended June 30, 2021 that was included in the contract liability balance at the beginning of the year was $0.3 million and $1.5 million, respectively, and primarily represented revenue earned from separately priced extended warranties, rent-to-own revenue, milestone revenue, and clinical training.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

Customers

For the three months ended June 30, 2021 and 2020, one customer accounted for more than 10% of the Company’s revenues, respectively. For the six months ended June 30, 2021 and 2020, one customer accounted for more than 10% of the Company’s revenues, respectively.

12.     DEBT

The following table presents the composition of debt as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Outstanding principal	$35,000	$35,000
Accrued final payment fees	1,925	1,925
Less debt discounts	(1,981)	(2,305)
Total debt, net	34,944	34,620
Less current portion	—	—
Long-term debt, net	$34,944	$34,620

For the three months ended June 30, 2021, the Company recognized interest expense of $1.0 million, of which $0.8 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees. For the three months ended June 30, 2020, the Company recognized interest expense of $1.0 million, of which $0.8 million was cash paid for interest during the period and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

For the six months ended June 30, 2021, the Company recognized interest expense of $2.0 million, of which $1.7 million was cash and $0.3 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees. For the six months ended June 30, 2020, the Company recognized interest expense of $2.5 million, of which $2.2 million was cash paid for interest during the period and $0.3 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

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

The Solar Amendment also reduces the trailing twelve-month net product revenue requirement for the Amended Term B Loan portion of the facility. Subject to certain conditions, the Company has the ability to extend the interest-only period on the initial Term A Loan to 36 months from 24 months upon achieving the revenue targets associated with the Amended Term B Loan. As of June 30, 2021, the Company is in compliance with the required minimum net product revenue covenant and anticipates electing to extend the interest-only period through March 1, 2023 for the Term A Loan, subject to continuing to meet the required conditions through and as of March 1, 2022. The Company is projected to be in compliance with the required covenant. The Company was required to pay an amendment fee of $0.1 million to Solar, which has been recognized as a deferred debt issuance cost as of December 31, 2020 that will be amortized to interest expense using the effective interest method.

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

The Solar Facility includes a financial covenant requiring the attainment of a minimum trailing net revenue amount beginning on December 31, 2020. The Company and lenders executed the Solar Amendment in December 2020 that reduced the minimum trailing net revenue covenant requirement amounts beginning on December 31, 2020 to allow the Company to maintain compliance with the covenant as of December 31, 2020. As of June 30, 2021, the Company is in compliance with the financial covenant and is projected to be in compliance with the reduced minimum revenue covenant amounts going forward.

As of June 30, 2021, the Company is in compliance with all covenants in the Solar Facility.

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

Common Stock

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Shares of common stock issued	26,167	19,114
Shares of common stock reserved for issuance for:
Common stock warrants outstanding	75	105
Stock options outstanding	1,607	2,365
Restricted stock units outstanding	2,139	1,860
Shares available for grant under stock incentive plan	2,153	1,530
Shares available for sale under employee stock purchase plan	799	608
Total shares of common stock issued and reserved for issuance	32,940	25,582

Common Stock Warrants

The following tables summarize the Company’s outstanding common stock warrants as of June 30, 2021, and December 31, 2020:

June 30, 2021
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

The following potentially dilutive securities outstanding as of June 30, 2021 and 2020 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	June 30,
	2021	2020
Stock options	1,607	1,865
Non-vested performance restricted stock units	395	—
Non-vested restricted stock units	1,744	1,289
Common stock warrants	75	105

15.     SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its statements of operations for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$13	$15	$33	$31
Sales and marketing	518	236	1,093	666
General and administrative	1,482	261	3,000	868
Research and development	(4)	134	79	277
Total	$2,009	$646	$4,205	$1,842

2018 Equity Incentive Plan

In June 2018, the Company adopted the 2018 Equity Incentive Plan, or 2018 Plan, which authorized the issuance of up to 1.4 million shares, subject to an annual 4% increase based on the number of shares of common stock outstanding, in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. The amount and terms of grants are determined by the Company’s board of directors. All stock options granted to date have had exercise prices equal to the fair value, as determined by the closing price as reported by the Nasdaq Global Market, of the underlying common stock on the date of grant. The contractual term of stock options is up to 10 years, and stock options are exercisable in cash or as otherwise determined by the board of directors. Generally, stock options vest 25% upon the first anniversary of the date of grant and the remainder ratably monthly thereafter for 36 months. Restricted stock units generally vest ratably in three equal installments on the first, second and third anniversaries of the grant date. Performance restricted stock units (“PRSUs”) generally vest based on appreciation of the Company’s common stock to a certain price as determined by the Company’s board of

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

directors measured using a trailing 30-day volume weighted average price of a share of the Company’s common stock. The fair value of the PRSU awards are determined using a risk neutral Monte Carlo simulation valuation model. As of June 30, 2021, there were 2.1 million shares available for future issuance under the 2018 Plan.

2020 Inducement Incentive Plan

In December 2020, the Company adopted the 2020 Inducement Incentive Plan, which authorized the issuance of up to 0.4 million shares in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock awards to eligible employees who satisfy the standards for inducement grants under Nasdaq global market rules. An individual who previously served as an employee or director of the Company is not eligible to receive awards under this plan. The amount and terms of grants are determined by the Company’s board of directors. As of June 30, 2021, there were 0.1 million shares available for future issuance under the 2020 Inducement Incentive Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2021:

				Aggregate
	Number of	Weighted-	Weighted-	average
	Shares under	average	Remaining	Intrinsic
	Option	Exercise Price	Contractual	Value
	(in thousands)	per Option	Life (in years)	(in thousands)
Outstanding at December 31, 2020	2,365	$4.62
Granted	—	$—
Exercised	(655)	$3.94
Forfeited	(103)	$14.84
Outstanding at June 30, 2021	1,607	$4.39	7.8	$18,763
Exercisable at June 30, 2021	451	$7.44	5.0	$3,925
Vested and expected to vest at June 30, 2021	1,607	$4.39	7.8	$18,763

The Company recognized share-based compensation expense related to stock options of $0.2 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and $0.4 million and $0.8 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was $1.7 million of total unrecognized compensation cost related to non-vested stock options which the Company expects to recognize over a weighted-average period of 2.5 years. The total intrinsic value of stock options exercised during the six months ended June 30, 2021 was $8.0 million.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

Restricted Stock Units and Performance Restricted Stock Units

The following table summarizes the Company’s restricted stock unit and performance restricted stock unit activity for June 30, 2021:

	Non-vested	Weighted-	Non-vested	Weighted-
	Restricted	average	Performance Restricted	average
	Stock Units	Grant-date	Stock Units	Grant-date
	(in thousands)	Fair Value	(in thousands)	Fair Value
Non-vested at December 31, 2020	1,860	$3.58	500	$1.71
Granted	721	$13.58	145	$15.59
Vested	(586)	$3.65	(250)	$1.77
Forfeited	(250)	$6.88	—	$—
Non-vested at June 30, 2021	1,744	$7.21	395	$6.77

The Company recognized $1.8 million and $0.4 million in share-based compensation expense related to the restricted stock units and performance restricted stock units for the three months ended June 30, 2021 and 2020, respectively, and $3.8 and $1.0 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was $11.9 million of unrecognized compensation cost related to non-vested restricted stock units and performance restricted stock units, which the Company expects to recognize over a weighted-average period of 2.3 years. The total fair value at the vesting date of restricted stock units and performance restricted stock units vested during the six months ended June 30, 2021, was $11.8 million.

For the period ended June 30, 2021 and December 31, 2020, the grant-date fair value of the performance restricted stock units was estimated at the time of grant using the following inputs and assumptions in the Monte Carlo simulation valuation model:

	June 30, 2021	December 31, 2020
Closing price of common stock	$15.92	$1.98
Risk-free interest rate	1.15%	0.63%
Expected volatility	99.7%	87.4%

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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The following geographic data includes revenue generated from the Company’s third-party distributors. The Company’s revenue was generated in the following geographic regions and by product line for the periods indicated (in thousands):

	Revenues by Geography
	Three Months Ended June 30,
	2021		2020
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$13,809	97%	$9,267	95%
International	394	3%	474	5%
Total revenues	$14,203	100%	$9,741	100%

	U.S. Revenues by Product Category
	Three Months Ended June 30,
	2021		2020
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$2,577	19%	$2,338	25%
Treatment sessions	10,801	78%	6,547	71%
Other	431	3%	382	4%
Total U.S. revenues	$13,809	100%	$9,267	100%

	International Revenues by Product Category
	Three Months Ended June 30,
	2021		2020
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$284	72%	$310	66%
Treatment sessions	14	4%	115	24%
Other	96	24%	49	10%
Total International revenues	$394	100%	$474	100%

	Revenues by Geography
	Six Months Ended June 30,
	2021		2020
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$25,611	97%	$20,444	96%
International	880	3%	773	4%
Total revenues	$26,491	100%	$21,217	100%

21

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

	U.S. Revenues by Product Category
	Six Months Ended June 30,
	2021		2020
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$4,333	17%	$4,932	24%
Treatment sessions	20,429	80%	14,740	72%
Other	849	3%	772	4%
Total U.S. revenues	$25,611	100%	$20,444	100%

	International Revenues by Product Category
	Six Months Ended June 30,
	2021		2020
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$491	56%	$410	53%
Treatment sessions	145	16%	192	25%
Other	244	28%	171	22%
Total International revenues	$880	100%	$773	100%

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

The Company entered into transition agreements outlining the separation with its former chief executive officer in March 2020, the vice president of medical operations in September 2020, the chief commercial officer and director of medical operations in December 2020, the VP of sales and five business development managers in January 2021, the director of strategic clinical development in February 2021, and other employees during the three months ended June 30, 2021. In connection with these agreements, the Company recorded $0.1 million and $1.1 million of charges in salary, payroll tax and bonus expenses for the three months ended June 30, 2021 and 2020, respectively, and $0.2 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, $0.8 million and $0.3 million of termination benefits were paid associated with the termination of the employees and charged against this liability. As of June 30, 2021 and December 31, 2020, $0.4 million and $1.0 million, respectively, remain in accrued liabilities for the unpaid portion of the separation benefits.

22

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

Overview

We are a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from psychiatric disorders. Our first commercial product, the NeuroStar® Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation, or TMS, to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the United States Food and Drug Administration, or FDA, to treat adult patients with major depressive disorder, or MDD, that have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. NeuroStar Advanced Therapy is also available in other parts of the world, including Japan, where it is listed under Japan’s national health insurance. NeuroStar Advanced Therapy is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We are the market leader in TMS therapy based on the estimated 110,620 global patients treated with over 4.0 million of our treatment sessions through such date. We generated revenues of $14.2 million and $9.7 million for the three months ended June 30, 2021 and 2020, respectively, and $26.5 million and $21.2 million for the six months ended June 30, 2021 and 2020, respectively.

We designed the NeuroStar Advanced Therapy System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of other treatment options. We generate revenues from initial capital sales of our systems, recurring Treatment Sessions and service and repair and extended warranty contracts. We derive the majority of our revenues from recurring Treatment Sessions. For the three months ended June 30, 2021, revenues from sales of our Treatment Sessions and NeuroStar Advanced Therapy Systems represented 78% and 19% of our U.S. revenues, respectively, and 80% and 17% for the six months ended June 30, 2021, respectively.

We currently sell our NeuroStar Advanced Therapy System and recurring Treatment Sessions in the United States with the collaborative support of our 161 employees as of June 30, 2021. Our sales force targets an estimated 50,000 psychiatrists across 26,000 psychiatric practices in the United States, based on data from Symphony Health and our own internal estimates that treat approximately 42% of the total MDD patients in the United States who meet our labeled indication and are insured. Some of our customers have and may purchase more than one NeuroStar Advanced Therapy System. Based on our commercial data, on average, we believe our customers can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients. We believe psychiatrists can generate approximately $7,500 to $10,000 of revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We have a diverse customer base of psychiatrists in group psychiatric practices in the United States. For the three and six months ended June 30, 2021, one customer accounted for more than 10% of our revenues.

We market our products in a few select markets outside the United States through independent distributors. International revenues represented 3% and 5% of our total revenues for the three months ended June 30, 2021 and 2020, respectively, and 3% and 4% for the six months ended June 30, 2021 and 2020, respectively. In October 2017, we entered into an exclusive distribution agreement with Teijin Pharma Limited, or Teijin, for the distribution of our NeuroStar Advanced Therapy Systems and Treatment Sessions to customers who will treat patients with MDD in Japan. We received regulatory approval for our system in Japan in September 2017 and we received the initial reimbursement of JPY 12,000 per Treatment Session, which went into effect on June 1, 2019. We expect our international revenues to increase over time as a percentage of our total revenues as we grow system placements and utilization in Japan.

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

Our total revenues increased by $4.5 million, or 46%, from $9.7 million for the three months ended June 30, 2020 to $14.2 million for the three months ended June 30, 2021 and increased by $5.3 million, or 25%, from $21.2 million for the six months ended June 30, 2020 to $26.5 million for the six months ended June 30, 2021. For the three and six months ended June 30, 2021, our U.S. revenues were $13.8 million and $25.6 million compared to $9.3 million and $20.4 million for three and six months ended June 30, 2020, which represents an increase of 49% and 25% period over period. The increase was primarily attributable to an increase in U.S. treatment session revenue period over period. We incurred net losses of $7.5 million and $15.4 million for the three and six months ended June 30, 2021 compared to net losses of $7.8 million and $20.4 million for three and six months ended June 30, 2020. We expect to continue to incur losses for the next several years as we invest in our commercial organization to support our planned sales growth and while continuing to invest in our pipeline indications. As of June 30, 2021, we had an accumulated deficit of $292.9 million.

COVID-19

Throughout 2020 and the six months ended June 30, 2021, the Company experienced a material impact to revenue, particularly with regards to U.S. treatment session revenues as a result of the COVID-19 pandemic. The Company expects that capital equipment sales and treatment session revenues will continue to be materially impacted by this pandemic as customers are deferring capital purchase decisions and new patient treatment starts. System utilization has also declined compared to pre-COVID-19 projections.

We have monitored the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it has and will continue to impact the Company’s customers, supply chain, employees and other business partners. While we experienced significant disruptions in 2020 and the six months ended June 30, 2021 from the COVID-19 pandemic, we are unable to predict the ultimate impact that the COVID-19 pandemic may have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the ongoing pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity.

The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors” of our Quarterly Report on Form 10-Q for the period ended June 30, 2021.

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

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

	Three Months Ended
	June 30,		Increase / (Decrease)
	2021	2020	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$14,203	$9,741	$4,462	46%
Cost of revenues	2,750	2,323	427	18%
Gross Profit	11,453	7,418	4,035	54%
Gross Margin	80.6%	76.2%

Operating expenses:
Sales and marketing	9,042	8,151	891	11%
General and administrative	6,681	4,010	2,671	67%
Research and development	2,294	2,116	178	8%
Total operating expenses	18,017	14,277	3,740	26%
Loss from Operations	(6,564)	(6,859)	295	4%
Other (income) expense:
Interest expense	977	986	(9)	(1)%
Other income, net	(16)	(80)	64	(80)%
Net Loss	$(7,525)	$(7,765)	$240	3%

	Revenues by Geography
	Three Months Ended June 30,
	2021		2020
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$13,809	97%	$9,267	95%
International	394	3%	474	5%
Total revenues	$14,203	100%	$9,741	100%

	U.S. Revenues by Product Category
	Three Months Ended June 30,
	2021		2020
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$2,577	19%	$2,338	25%
Treatment sessions	10,801	78%	6,547	71%
Other	431	3%	382	4%
Total U.S. revenues	$13,809	100%	$9,267	100%

	U.S. NeuroStar Advanced Therapy System
	Revenues by Type
	Three Months Ended June 30,
	2021		2020
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Capital	$2,441	95%	$2,224	95%
Operating lease	55	2%	114	5%
Other	81	3%	—	—%
Total United States NeuroStar Advanced Therapy System revenues	$2,577	100%	$2,338	100%

Revenues

Total revenue for the three months ended June 30, 2021 was $14.2 million, an increase of 46% compared to the three months ended June 30, 2020 revenue of $9.7 million. During the quarter, total U.S. revenue increased by 49% and international revenue decreased by 17% over the prior year quarter. The U.S. revenue growth was driven by an increase in U.S. treatment session revenue and the international revenue decline was driven by a decrease in international treatment session revenue.

U.S. NeuroStar Advanced Therapy System revenue for the three months ended June 30, 2021 was $2.6 million, an increase of 10% compared to the three months ended June 30, 2020 revenue of $2.3 million. The increase was primarily driven by an increase in the number of NeuroStar systems sold in the three months ended June 30, 2021 and an increase in the blended NeuroStar system average selling price over the prior year quarter. For the three months ended June 30, 2021 and 2020, the Company sold 36 and 35 systems, respectively, during each period.

U.S. treatment session revenue for the three months ended June 30, 2021 was $10.8 million, an increase of 65% compared to the three months ended June 30, 2020 revenue of $6.5 million. The revenue growth was primarily driven by an increase in per click treatment session volume over the prior year quarter.

Cost of Revenues and Gross Margin

Cost of revenues increased by $0.5 million, or 18%, from $2.3 million for the three months ended June 30, 2020 to $2.8 million for the three months ended June 30, 2021. Gross margin increased from 76.2%

for the three months ended June 30, 2020 to 80.6% for the three months ended June 30, 2021. The increase was primarily a result of a change in the product mix of revenues versus the prior year quarter.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.8 million, or 11%, from $8.2 million for the three months ended June 30, 2020 to $9.0 million for the three months ended June 30, 2021. The increase was primarily due to marketing expenses, digital paid media costs and trade show expense incurred in the current period versus the prior year quarter.

General and Administrative Expenses

General and administrative expenses increased by $2.7 million, or 67%, from $4.0 million for the three months ended June 30, 2020 to $6.7 million for the three months ended June 30, 2021. The increase was primarily due to increased personnel expenses, including salary and share based compensation, IT consulting costs and insurance premiums in the current period versus the prior year quarter.

Research and Development Expenses

Research and development expenses increased by $0.2 million, or 8%, from $2.1 million for the three months ended June 30, 2020 to $2.3 million for the three months ended June 30, 2021. The increase was primarily due to increased product development expenses offset by a decrease in personnel expenses in the current period versus the prior year quarter.

Interest Expense

Interest expense remained constant from $1.0 million for the three months ended June 30, 2020 to $1.0 million for the three months ended June 30, 2021.

Other Income, Net

Other income, net decreased by $0.1 million, or 80%, from $0.1 million for the three months ended June 30, 2020 to $0.02 million for the three months ended June 30, 2021, primarily as a result of decreased interest income earned on the Company’s money market accounts.

Comparison of the six months ended June 30, 2021 and 2020

	Six Months Ended
	June 30,		Increase / (Decrease)
	2021	2020	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$26,491	$21,217	$5,274	25%
Cost of revenues	4,971	5,134	(163)	(3)%
Gross Profit	21,520	16,083	5,437	34%
Gross Margin	81.2%	75.8%

Operating expenses:
Sales and marketing	17,604	18,874	(1,270)	(7)%
General and administrative	12,785	9,298	3,487	38%
Research and development	4,604	5,137	(533)	(10)%
Total operating expenses	34,993	33,309	1,684	5%
Loss from Operations	(13,473)	(17,226)	3,753	22%
Other (income) expense:
Interest expense	1,962	2,509	(547)	(22)%
Loss on extinguishment of debt	—	924	(924)	100%
Other income, net	(29)	(281)	252	90%
Net Loss	$(15,406)	$(20,378)	$4,972	24%

	Revenues by Geography
	Six Months Ended June 30,
	2021		2020
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$25,611	97%	$20,444	96%
International	880	3%	773	4%
Total revenues	$26,491	100%	$21,217	100%

	U.S. Revenues by Product Category
	Six Months Ended June 30,
	2021		2020
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$4,333	17%	$4,932	24%
Treatment sessions	20,429	80%	14,740	72%
Other	849	3%	772	4%
Total U.S. revenues	$25,611	100%	$20,444	100%

	U.S. NeuroStar Advanced Therapy System
	Revenues by Type
	Six Months Ended June 30,
	2021		2020
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Capital	$4,030	93%	$4,634	94%
Operating lease	163	4%	269	5%
Other	140	3%	29	1%
Total United States NeuroStar Advanced Therapy System revenues	$4,333	100%	$4,932	100%

Revenues

Total revenue for the six months ended June 30, 2021 was $26.5 million, an increase of 25% compared to the six months ended June 30, 2020 revenue of $21.2 million. During the six months ended June 30, 2021, total U.S. revenue increased by 25% and international revenue increased by 14% over the six months ended June 30, 2020. The U.S. revenue growth was driven by an increase in U.S. treatment session revenue and the international revenue growth was driven by an increase in NeuroStar Advanced Therapy System sales.

U.S. NeuroStar Advanced Therapy System revenue for the six months ended June 30, 2021 was $4.3 million, a decrease of 12% compared to the six months ended June 30, 2020 revenue of $4.9 million. The decrease was primarily driven by a lower number of NeuroStar systems sold in the six months ended June 30, 2021, which was partially offset by an increase in the blended NeuroStar system average selling price over the six months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, the Company sold 59 and 73 systems, respectively, during each period.

U.S. treatment session revenue for the six months ended June 30, 2021 was $20.4 million, an increase of 39% compared to the six months ended June 30, 2020 revenue of $14.7 million. The revenue growth was primarily driven by an increase in per click treatment session volume period over period.

Cost of Revenues and Gross Margin

Cost of revenues decreased by $0.1 million, or 3%, from $5.1 million for the six months ended June 30, 2020 to $5.0 million for the six months ended June 30, 2021. Gross margin increased from 75.8% for the six months ended June 30, 2020 to 81.2% for the six months ended June 30, 2021. The increase was primarily a result of a change in the product mix of revenues versus the prior year period.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $1.3 million, or 7%, from $18.9 million for the six months ended June 30, 2020 to $17.6 million for the six months ended June 30, 2021. The decrease was primarily due to reduced sales, reimbursement and clinical training costs versus the prior year period.

General and Administrative Expenses

General and administrative expenses increased by $3.5 million, or 38%, from $9.3 million for the six months ended June 30, 2020 to $12.8 million for the six months ended June 30, 2021. The increase was primarily due to increased personnel expenses related to bonus, salary and share based compensation.

Research and Development Expenses

Research and development expenses decreased by $0.5 million, or 10%, from $5.1 million for the six months ended June 30, 2020 to $4.6 million for the six months ended June 30, 2021. The decrease was primarily due to reduced product development, personnel and travel expenses.

Interest Expense

Interest expense decreased by $0.5 million, or 22%, from $2.5 million for the six months ended June 30, 2020 to $2.0 million for the six months ended June 30, 2021. The decrease in interest expense was due to the loss on extinguishment of debt charge recognized in the first quarter of 2020 as part of Oxford debt facility. Refer to “Note 12. Debt” in the financial statements included in this Quarterly Report on Form 10-Q for information regarding the Oxford debt facility.

Other Income, Net

Other income, net decreased by $0.3 million, or 90%, from $0.3 million for the six months ended June 30, 2020 to $0.03 million for the six months ended June 30, 2021, primarily as a result of decreased interest income earned on the Company’s money market accounts.

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

As of June 30, 2021, we had cash and cash equivalents of $115.8 million and an accumulated deficit of $292.9 million, compared to cash and cash equivalents of $49.0 million and an accumulated deficit of $277.5 million as of December 31, 2020. We incurred negative cash flows from operating activities of $14.9 million and $23.1 million for the six months ended June 30, 2021 and 2020, respectively. We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to expand our sales and marketing initiatives to support our growth in existing and new markets, invest funds in additional research and development activities and utilize cash for other corporate purposes. Our primary sources of capital to date have been from our IPO, private placements of our convertible preferred securities, borrowings under our credit facilities, sales of our products and other public offerings of our common stock. As of June 30, 2021, the Company had $35.0 million of borrowings outstanding under its credit facility, which has a final maturity in February 2025. Management believes that the Company’s cash and cash equivalents as of June 30, 2021 and anticipated revenues from sales of its products are sufficient to fund the Company’s operations for at least 12 months from the issuance of these financial statements.

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

Our current and future funding requirements will depend on many factors, including:

●	the impact of COVID-19 and related governmental responses;
●	our ability to achieve revenue growth and improve operating margins;
●	compliance with the terms and conditions, including covenants, set forth in our credit facility;
●	the cost of expanding our operations and offerings, including our sales and marketing efforts;
●	our ability to improve or maintain coverage and reimbursement arrangements with domestic third-party and government payors, particularly in Japan;
●	our rate of progress in establishing coverage and reimbursement arrangements from international commercial third-party and government payors;
●	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our products and maintaining or improving our sales to our current customers;
●	the cost of research and development activities, including research and development relating to additional indications, which may include bipolar depression;
●	the effect of competing technological and market developments;
●	costs related to international expansion; and
●	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020

	(in thousands)
Net Cash Used in Operating Activities	$(14,940)	$(23,131)
Net Cash Used in Investing Activities	(1,108)	(484)
Net Cash Provided by Financing Activities	82,874	1,903
Net Increase (Decrease) in Cash and Cash Equivalents	$66,826	$(21,711)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $14.9 million, consisting primarily of a net loss of $15.4 million and a decrease in net operating liabilities of $4.8 million, partially offset by non-cash charges of $5.2 million. The decrease in net operating liabilities was primarily due to increases in accounts receivable and inventory and decreases in accounts payable and accrued expenses as a result of timing and the 2021 payment of the 2020 bonus compensation accrued as of December 31, 2020. Non-cash charges consisted of depreciation and amortization, non-cash interest expense, share-based compensation, and the cost of rental units purchased by customers.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 and 2020 was $1.1 million and $0.5 million, respectively. Each was attributable to purchases of property and equipment and capitalized software costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $82.9 million and primarily consisted of additional proceeds from our Offering and cash proceeds related to stock option exercises. Net cash provided by financing activities for the six months ended June 30, 2020 was $1.9 million and consisted of additional proceeds from our loan refinance and cash proceeds related to stock option exercises.

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

The Solar Amendment also reduces the trailing twelve-month net product revenue requirement for the Amended Term B Loan portion of the facility. Subject to certain conditions, the Company has the ability to extend the interest-only period on the initial Term A Loan to 36 months from 24 months upon achieving the revenue targets associated with the Amended Term B Loan. As of June 30, 2021, the Company is in compliance with the required minimum net product revenue covenant and anticipates electing to extend the interest-only period through March 1, 2023 for the Term A Loan, subject to continuing to meet the required conditions through and as of March 1, 2022. The Company is projected to be in compliance with the required covenant. The Company was required to pay an amendment fee of $0.1 million to Solar, which has been recognized as a deferred debt issuance cost as of December 31, 2020 that will be amortized to interest expense using the effective interest method.

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

The Solar Facility includes a financial covenant requiring the attainment of a minimum trailing net revenue amount beginning on December 31, 2020. The Company and lenders executed the Solar Amendment in December 2020 that reduced the minimum trailing net revenue covenant requirement amounts beginning on December 31, 2020 to allow the Company to maintain compliance with the covenant as of December 31, 2020. As of June 30, 2021, the Company is in compliance with the financial covenant and is projected to be in compliance with the reduced minimum revenue covenant amounts going forward.

As of June 30, 2021, the Company is in compliance with all covenants in the Solar Facility.

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

Cash and Non-Cash Interest Expense

For the three months ended June 30, 2021, we recognized interest expense of $1.0 million, of which $0.8 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred financing costs and accrual of final payment fees. For the six months ended June 30, 2020, we recognized interest expense of $2.5 million, of which $2.2 million was cash and $0.3 million was non-cash interest expense related to the amortization of deferred financing costs and accrual of final payment fees.

Common Stock Offering

On February 2, 2021, we closed on our public offering and sale of our common stock in which we issued and sold 5,566,000 shares of our common stock, which included shares pursuant to an option granted to underwriters to purchase additional shares, at a public offering price of $15.50 per share. We received net proceeds of $80.6 million after deducting underwriting discounts, commissions and offering expenses.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, partnerships or other relationships with unconsolidated entities, often referred to as structured finance or special-purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Commitments and Contractual Obligations

As of June 30, 2021, there were no significant changes to our commitments and future minimum contractual obligations as set forth in our Form 10-K, filed with the SEC on March 2, 2021.

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

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

None.

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

On July 28, 2021, the Board of Directors of Neuronetics, Inc. (“Neuronetics”) voted to adopt the Third Amended and Restated Bylaws (as amended prior to the date hereof, the “A&R Bylaws”), which became effective immediately upon adoption. Neuronetics’ A&R Bylaws amend and restate Neuronetics’ previously existing bylaws in their entirety to, among other things, revise the requirements with respect to the information and agreements that a director nominee who is nominated by a stockholder must provide to Neuronetics. The foregoing is qualified in its entirety by reference to the text of the A&R Bylaws, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

Item 6.     Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit Number	Description
3.1

Certificate of Elimination of Series A Junior Participating Preferred Stock of Neuronetics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2021)

10.1

Consulting Agreement, dated April 1, 2021 by and between Neuronetics, Inc. and Gregory Harper (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 4, 2021).

10.2*	Form of Restrictive Covenant and Severance Agreement
10.3*	Third Amended and Restated Bylaws of the Registrant
31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained Exhibit 101).
*	Filed herewith.
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

NEURONETICS, INC.
(Registrant)
Date: August 3, 2021	By:	/s/ Keith J. Sullivan
	Name:	Keith J. Sullivan
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
Date: August 3, 2021	By:	/s/ Stephen Furlong
	Name:	Stephen Furlong
	Title:	SVP, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)