Form 10-K
period 2021-12-31
Neuronetics, Inc.
filed 2022-03-08
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021) was approximately $396.2 million.

The number of shares of Registrant’s Common Stock outstanding as of March 2, 2022 was 26,627,806.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Report.

NEURONETICS, INC.

Annual Report on Form 10-K for the year ended December 31, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained herein, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations, future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

PART I

Item 1.   Business.

Overview

We are a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from neurohealth disorders. Our first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation, or TMS, to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the United States Food and Drug Administration, or FDA, to treat adult patients with major depressive disorder, or MDD, that have failed to achieve satisfactory improvement from at least one prior antidepressant medication in the current MDD episode. NeuroStar Advanced Therapy is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We believe we are the market leader in TMS therapy based on the estimated 121,960 global patients treated with over 4.3 million of our treatment sessions through December 31, 2021. We generated revenues of $55.3 million for the year ended December 31, 2021.

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

The World Health Organization, or WHO, ranks MDD as the single largest contributor to global disability and a major contributor to suicide worldwide. According to a study published in the Journal of Clinical Psychiatry, the economic burden of MDD was estimated to be $210 billion in 2010 in the United States, including outpatient and inpatient medical costs, pharmacy costs, suicide related costs and workplace costs. A study published in Psychological Medicine reported a global incidence rate of MDD is 3.0% and the WHO estimates that there are over 300 million people in the world living with depression. Based on U.S. Census Bureau data and a study published in the Journal of the American Medical Association, we estimate that approximately 21 million people in the United States suffer from MDD annually. Of these people, we estimate approximately 21.0 million are adults aged 22 to 70 years, of whom an estimated 13.9 million, based on data from the Journal of the American Medical Association, are being treated by a psychiatrist. We estimate, based on data from the Sequenced Treatment Alternatives to Relieve Depression, or the STAR*D study, that approximately 6.4 million of these patients have failed to achieve remission of their MDD from their prior antidepressant medication therapy and that approximately 3.8 million of those patients have commercial insurance or Medicare coverage for NeuroStar Advanced Therapy. As a result, based on our expected revenues for a standard course of treatment, we believe our total annual addressable market opportunity for treatment sessions in the United States is approximately $9.6 billion.

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

TMS is considered to be an appropriate therapy for the treatment of MDD patients who have failed to achieve satisfactory improvement from at least one prior antidepressant medication. TMS is typically performed as an office-based procedure using a capital equipment system designed to deliver the magnetic pulses necessary to stimulate the specific areas of the brain associated with mood. A course of treatment typically requires treatment sessions five times a week for up to six weeks that can last from as low as three to as long as forty-five minutes per session. We believe the effectiveness of TMS depends on the psychiatrist’s ability to deliver a precise amount of magnetic pulses to a specific area of the brain in a manner that can be consistently repeated during each treatment session.

We designed the NeuroStar Advanced Therapy as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of existing treatment options. We believe our NeuroStar Advanced Therapy provides our psychiatrist customers and their patients with several benefits, including clinically demonstrated response and remission with durable results, a demonstrated safety profile with limited treatment-emergent side effects and high patient adherence. Additionally, NeuroStar Advanced Therapy was designed to provide a precise and reproducible office-based therapy that is also efficient and convenient. Our therapy is delivered without general anesthesia or sedation, enabling the patient to drive and resume normal activities immediately following each treatment session. We couple our product’s clinical benefits with significant practice development resources, on-site clinical training and reimbursement and service support to help our psychiatrist customers develop a successful NeuroStar Advanced Therapy practice. We also provide cloud-based practice management solutions that enhance convenience for both psychiatrists and patients. Based on our commercial data, we believe psychiatrists can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients, assuming these patients receive reimbursement from Medicare or commercial insurance at rates that are similar to what our customers have observed for existing and prior patients. We believe psychiatrists can generate approximately $8,500 of average revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We believe that the NeuroStar Advanced Therapy coupled with these advantages offer significant improvement over competing TMS, which lack the ability to reproduce consistent treatments, significant clinical data from randomized outcome trials, practice development resources, and a cloud-based practice management system.

The safety, effectiveness and durability of NeuroStar Advanced Therapy is supported by a large clinical data set published in 28 articles in peer-reviewed medical journals, including from 15 clinical studies that have collectively enrolled more than 1,000 adult patients suffering from MDD. Dunner, et. al. published results of a naturalistic, prospective, observational trial conducted at 42 U.S. clinical sites in 257 patients who had tried and failed to receive relief from one or more medication trials in their current MDD episode who were treated with an acute course of NeuroStar Advanced Therapy. Response and remission rates at 12 months were 68% and 45% respectively as measured by CGI-S.

Our growth strategy includes expanding our commercialization efforts in the United States, expanding international opportunities and pursuing pipeline development of our therapy for additional indications. Outside the United States, our products have received marketing authorizations in the European Union and Japan. Our initial international commercial focus is Japan, which has the third largest healthcare spend globally. We have entered into an exclusive distribution agreement with Teijin Pharma Limited, or Teijin, a leading Japanese healthcare company, to further expand our commercialization efforts in this market. We are also evaluating the use of enhancements to our NeuroStar Advanced Therapy System to treat additional indications related to neurohealth disorders.

As of December 31, 2021, we had 959 active sites utilizing our NeuroStar Advanced Therapy Systems in the United States. We currently sell our NeuroStar Advanced Therapy System and recurring treatment sessions in the United States with the collaborative support of our 175 employees as of December 31, 2021. Our sales force targets an estimated 50,000 psychiatrists across 26,000 psychiatric practices in the United States, based on data from Symphony Health and our own internal estimates that treat approximately 42% of the total MDD patients in the United States who meet our labeled indication and are insured. Patients are reimbursed by Medicare and the vast majority of commercial payors in the United States for treatment sessions utilizing our NeuroStar Advanced Therapy System.

We generate revenues from initial capital sales of our systems, sales of our recurring treatment sessions and from service and repair and extended warranty contracts. We derive the majority of our revenues from recurring treatment sessions. For the year ended December 31, 2021, we generated revenues of $55.3 million and had a net loss of $31.2 million. Our revenues increased 12% during the year ended December 31, 2021 compared to the year ended December 31, 2020. For the year ended December 31, 2021, our U.S. revenues were $53.4 million, compared to $47.5 million for the year ended December 31, 2020, which represented an increase of 12% compared to the prior period. Revenues from treatment sessions represented 78% of our U.S. revenues for the year ended December 31, 2021 compared to 73% of our U.S. revenues for the prior year.

Our Strategy

Our goal is to maintain and extend our leadership position in TMS therapy for patients with neurohealth disorders. The key elements of our strategy include:

●	Improve customer targeting and expand our direct sales and customer support team to accelerate growth. To capture new psychiatrist customers, we plan to expand our specialized, direct sales organization that targets MDD treating psychiatric practices that accept reimbursement from private insurance and Medicare. Symphony Health estimates that there are approximately 26,300 group and solo practice sites in the United States with psychiatrists that prescribe antidepressant medications. Our direct sales force primarily targets 50,000 psychiatrists at 26,000 psychiatric practices that we estimate, based on data from Symphony Health and our own internal estimates, treat approximately 2.5 million patients, representing 42% of the total MDD patients in the United States who meet our labeled indication and are insured. We estimate that approximately 1.2 million of these patients have failed prior antidepressant medication attempts in the current MDD episode and are covered by insurance that will provide reimbursement based on this medical status, resulting in a targeted total addressable market of approximately $3.0 billion. We intend to continue to expand our team of business development managers that are responsible for driving new customer acquisitions. To reach our target practices, we also plan to expand our advertising efforts, both online and through more traditional approaches, such as targeting leading psychiatric journals, practice outreach and education through monthly webcasts, attendance at key psychiatric trade shows and sponsoring clinical symposiums and product theaters.
●	Increase utilization of our new and existing active customer sites of NeuroStar Advanced Therapy Systems. We plan to expand our sales and customer support team to increase the number of patients treated at new and existing active customer sites using our NeuroStar Advanced Therapy Systems in the United States. We currently have 959 active customer sites in the United States. We intend to hire additional clinical training consultants to our existing team of eight who will focus on the ongoing training of our psychiatrist customers and their staff in order to allow our team at the end of 2021 of 26 NeuroStar practice consultants, also known as practice development managers in 2022, to focus exclusively on helping increase patient utilization of NeuroStar Advanced Therapy in a practice. Our NeuroStar practice consultants focus their efforts on helping psychiatrist customers implement our 5 Stars Solution for Practice Success. We intend to make further investments in marketing resources, such as our marketing portal, which consists of customizable practice development and advertising materials, and digital patient outreach tools all of which are designed to drive patient awareness and help identify patients who can benefit from NeuroStar TMS within an existing practice and in the local community. We also plan to invest further in our direct to consumer marketing programs, which is comprised of paid search, display advertising, social media, radio, health portals and public relations.

●	Expand our international market opportunities. We primarily sell our products within the United States and also sell our products through distributors in countries where we have received regulatory approval, including Japan, Saudi Arabia, The United Arab Emirates, Singapore, and the Republic of Korea. We primarily focus our commercial efforts outside of the United States on Japan. We worked with Teijin to obtain reimbursement approval for the NeuroStar Advanced Therapy System in June 2019 and will continue to provide sales, marketing and clinical support to ensure our commercial success. We will continue to opportunistically evaluate additional markets outside the United States and Japan for commercial expansion.
●	Pursue enhancements of our NeuroStar Advanced Therapy System and pipeline development for additional indications. We plan to continue our research and development efforts to enhance the hardware and software components of our NeuroStar Advanced Therapy System for the treatment of MDD and other neurohealth disorders.

Research and Development

We invest in research and development for the use of the NeuroStar Advanced Therapy System in neurohealth disorders. Throughout our history, we have provided material support to more than 65 investigator-initiated trials of such prospective additional indications. We are currently considering a number of potential new indications for the use of the NeuroStar Advanced Therapy System related to neurohealth disorders.

Sales and Customer Support Team and Customer Training

As of December 31, 2021, our sales and customer support team consisted of 78 employees working collaboratively across the following departments: sales, marketing, field service and customer support, and reimbursement. In 2022, we plan to continue to expand our sales and customer support teams to have the largest direct sales and customer support team in the industry, including 42 NeuroStar practice development managers, 20 area sales managers, 8 clinical training managers, 17 field service and technical support specialists, 13 sales leaders, 6 customer service representatives, 4 inside sales managers and 6 reimbursement specialists and managers.

Sales and Marketing—United States

Our commercialization team markets and sells the NeuroStar Advanced Therapy System and recurring treatment sessions in the United States. Our primary focus is on selling to psychiatrists, with primary care physicians and pain management specialists representing a small percentage of our customer base. We target approximately 50,000 psychiatrists across 26,000 psychiatric practices, who we estimate, based on data from Symphony Health and our own internal estimates, treat approximately 42% of MDD patients who meet our labeled indication and are insured. We target these practices by the number of psychiatrists within their practices, the number of patients they treat and their acceptance of commercial insurance and Medicare. We believe that our psychiatrist targeting strategy makes for a well-defined customer base that is accessible by our direct sales organization.

We have structured our sales and customer support team with specialized roles to sell our NeuroStar Advanced Therapy Systems and recurring treatment sessions, while delivering customer service at each stage of the implementation process. Our business development managers, also known as area sales managers in 2022, are responsible for identifying key customer prospects, educating them on the value of NeuroStar Advanced Therapy System, gaining their commitment for capital placement and introducing our NeuroStar practice development managers (“PDMS”). Our PDMs enhance the operational experience for providers and drive implementation of the NeuroStar Advanced Therapy System into our customers’ practices. We created the role of clinical training manager to partner with our customers to conduct initial and ongoing on-site clinical training to ensure clinical and practice success.

Practice Management Support and Psychiatrist Training—United States

Our NeuroStar PDMs play a pivotal role in ensuring the success of our customers as they implement a new service line into their practice. In the early stages of implementation, they help the practice set goals, educate on the types of patients that can benefit from our therapy and train the office staff on how to talk with patients about TMS and how to use patient educational tools such as presentations, videos and starter kits. Once the practice begins treating patients, they will educate the psychiatrist on how to track clinical outcomes, interpret data and how to effectively convey results to existing and potential patients and referring physicians. Our PDMs also work with our customers to increase awareness with referring physicians and develop external marketing tactics. Our dedicated reimbursement managers help each practice navigate all issues regarding the reimbursement process including investigation of benefits, prior authorizations and claims documentation. This group has assisted our customers to conduct over 31,000 benefit investigations.

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

Competition

We have competitors that sell other forms of TMS therapy, including Brainsway, Magstim, MagVenture, CloudTMS and Nexstim, that compete directly with the NeuroStar Advanced Therapy System. We also face competition from pharmaceutical and other companies that develop products, such as antidepressant medications, for the treatment of neurohealth disorders.

For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors – Risks Related to Our Business and Industry.”

Intellectual Property

Our patent estate includes patents and applications with claims directed to our NeuroStar Advanced Therapy Systems and broader claims for potential future products and developments. On a worldwide basis, as of December 31, 2021, our patent estate included over 100 issued or allowed patents and pending patent applications for our products and novel design methods, manufacturing process, novel TMS devices and systems and future combination products that are mainly designed to treat psychiatric conditions or perform diagnostic procedures. In the United States, as of December 31, 2021, we owned or licensed 41 issued or allowed patents and 7 patent applications filed that are directed to our TMS technology. Outside the United

States, as of December 31, 2021, we owned or licensed 56 issued or allowed patents, 8 pending patent applications and zero pending Patent Cooperation Treaty applications.

These U.S. issued patents are expected to remain in effect until between 2022 and 2035. Our core patents in the United States will not expire before 2024. Our non-U.S. patents are expected to remain in effect until between 2024 and 2035. Our worldwide intellectual property portfolio includes multiple pending patent applications relating to methods and apparatuses for the treatment of psychiatric health conditions in Australia, Canada, the European Union, Japan and the United States. Our patents and patent applications mainly relate to iron core technology, including materials, manufacturing methods, geometries, applications, and open core technologies, TMS design patents, including coil position, motor threshold level determination, contact sensing, and articulation arm designs, patient comfort, TMS support technologies and pulse monitoring, and potential next generation technologies.

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

We establish our relationships with our third-party manufacturers and suppliers through supplier contracts and purchase orders. In most cases, these supplier relationships may be terminated by either party upon short notice. As of December 31, 2021, we engaged with Spartronics to supply our console; Gharieni Group GmbH to supply our chair; Molex Incorporated to supply our SenStar Treatment Link; Paragon Micro to supply our computer systems as well as other companies to supply components of our chairs and treatment packs.

We closely monitor our supply chains in light of the ongoing COVID-19 pandemic, shipping challenges and global conflict. We have not experienced material delays in obtaining any of our components, nor has the ready supply of finished products to our customers or clinicians been adversely affected by component supply issues.

Reimbursement, Payor Relations and Customer Support

Based on our estimates, over 65 major private insurers in the United States, including the top 25 largest private insurers, have coverage policies for reimbursement of TMS, including NeuroStar Advanced Therapy, representing approximately over 300 million covered lives or about 95% of the total payor covered lives in the United States. Treatments using NeuroStar Advanced Therapy are also eligible for reimbursement from Medicare, representing an additional 61 million covered lives in the United States as of January 2021.

Government Regulation

Our products and our operations are subject to extensive regulation by the FDA and other federal and state authorities in the United States, as well as comparable authorities in foreign jurisdictions.

FDA

Our products are subject to regulation as medical devices under the U.S Federal Food, Drug, and Cosmetic Act, as amended, or the FDCA, as implemented and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, import, export, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.

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

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification or PMA approval. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and efficacy. Class I includes devices with the lowest risk to the patient and are those for which safety and efficacy can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the quality systems regulation (QSR), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and efficacy of the device. These special controls can include performance standards, post-market surveillance, patient registries, special labeling requirements, premarket data requirements, and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA.

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

If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the “de novo” classification process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.

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

After a PMA application is submitted and filed, the FDA begins an in-depth review of the submitted information, which typically takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA will usually be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the QSR, which imposes elaborate design development, testing, control, documentation and other quality assurance procedures in the design and manufacturing process. The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale, distribution and collection of long-term follow-up data from patients in the clinical study that supported approval. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including the loss or withdrawal of the approval. New PMA applications or supplements are required for significant modifications to the manufacturing process, labeling of the product and design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as an original PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel.

De novo Classification Process

Medical device types that the FDA has not previously classified as Class I, II, or III are automatically classified as Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a substantially equivalent predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification process. This process allows a manufacturer whose novel device is automatically classified as Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, in July 2012, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent to a predicate device. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. We originally obtained marketing authorization for our system using the de novo classification process after receiving a not substantially equivalent determination following the submission of a 510(k) premarket notification. We have subsequently used the 510(k) clearance process to obtain authorization from the FDA for changes to our marketed system, including for our TouchStar® treatment, a three-minute intermittent theta burst protocol with our NeuroStar Advanced Therapy System, which was granted clearance by the FDA on November 23, 2020.

Clinical Trials

A clinical trial is typically required to support a PMA application or de novo classification and is sometimes required for a 510(k) pre-market notification. Clinical trials for significant risk devices generally require submission of an application for an Investigational Device Exemption, or IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the investigational protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA as well as the appropriate institutional review boards (IRBs) at the clinical trial sites, and the informed consent of the patients participating in the clinical trial is obtained. After a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to an unacceptable health risk. Any trials we conduct must be conducted in accordance with FDA regulations as well as other federal regulations and state laws concerning human subject protection and privacy. Moreover, the results of a clinical trial may not be sufficient to obtain clearance or approval of the product.

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

Post-Market Regulation

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

●	establishment registration and device listing with the FDA;
●	QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and, manufacturing , and distribution process;
●	labeling and marketing regulations, which require that promotion is truthful, not misleading, fairly balanced and provide adequate directions for use and that all claims are substantiated, and also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; FDA guidance on off-label dissemination of information and responding to unsolicited requests for information;
●	clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices;
●	medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury or serious adverse events, if the malfunction were to recur;
●	correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
●	complying with regulations requiring Unique Device Identifiers (UDI) on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database (GUDID);
●	the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
●	post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and efficacy data for the device.

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

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

●	warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
●	recalls, withdrawals, or administrative detention or seizure of our products;
●	operating restrictions or partial suspension or total shutdown of production;
●	refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products;
●	withdrawing 510(k) clearances or PMA approvals that have already been granted;
●	refusal to grant export or import approvals for our products; or
●	criminal prosecution.

U.S. and Foreign Healthcare Laws and Compliance Requirements

Healthcare providers, physicians and third-party payors play a primary role in the recommendation, prescription and payment for medical treatments. A medical device manufacturer’s arrangements with third-party payors, providers and patients may expose it to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect its business or the financial arrangements and relationships through which it markets, sells and distributes its products. Even if a medical device manufacturer does not control referrals of healthcare services or bill directly to Medicare, Medicaid, other federal healthcare programs, or other third-party payors, federal and state healthcare laws and regulations are applicable to its business. In addition, a portion of our business is subject to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as a business associate of our covered entity customers. To provide our covered entity customers with services that involve the use or disclosure of PHI, we are required to enter into business associate agreements. As a business associate, we are also directly liable for compliance with HIPAA. The laws that may affect a medical device manufacturer’s ability to operate include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits any person or entity from, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or a specific intent to violate. Moreover, the government may assert that a claim for reimbursement that includes items resulting from a violation of the federal healthcare Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exceptions and regulatory safe harbors to the federal healthcare Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend medical device products, including discounts, or engaging individuals as speakers, consultants, or advisors, may be subject to scrutiny if they do not fit squarely within an exception or a safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as reimbursement support programs, educational or research grants, or charitable donations;
●	the federal civil and criminal false claims laws and civil monetary penalty laws, such as the False Claims Act, or FCA, which can be enforced by private citizens through civil qui tam actions, prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment of federal funds, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. The Social Security Act also has a provision that provides for the imposition of civil monetary penalties against any person who offers or transfers remuneration to a Medicare or Medicaid beneficiary that such person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier for the order or receipt of any item or service payable by a federal health care program. Private individuals, commonly known as “whistleblowers,” can bring FCA qui tam actions on behalf of the government and themselves, and may share in amounts paid by the entity to the government in recovery or settlement. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $11,803 to $23,607 (as of December 2021) per false or fraudulent claim or statement. Many pharmaceutical and medical device manufacturers have been investigated and have reached substantial settlements under the FCA in connection with alleged off label promotion of their products and allegedly providing free products to customers with the expectation that the customers would bill

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
●	HIPAA, among other things, imposes criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it or to have committed a violation;
●	HIPAA, as amended by HITECH, and their implementing regulations, which imposes privacy, security, transmission and breach reporting obligations with respect to individually identifiable health information upon “covered entities” subject to the law, including health plans, healthcare clearinghouses and certain healthcare providers and their respective business associates that perform services on their behalf that involve individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. On December 10, 2020, the U.S. Department of Health and Human Services Office for Civil Rights issued a Notice of Proposed Rulemaking, which if finalized, would make changes to some of HIPAA’s regulatory requirements, which would apply to business associates;
●	the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” created under the PPACA, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, Centers for Medicare and Medicare Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives; and
●	foreign and state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers; state laws that require device manufacturers to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and other federal and state laws that govern the privacy and security of health information or

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

United States Healthcare Reform

In the United States, a number of legislative and regulatory proposals have been considered or enacted to change the healthcare system in ways that could affect a medical device manufacturer’s business. Among policy makers and governmental and private insurers in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. For example, in 2010, the PPACA was enacted, which includes measures to significantly change the way health care is financed by both governmental and private insurers, and significantly impacts the medical device industry. Among other ways in which it may impact a medical device manufacturer’s business, the PPACA:

●	establishes a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical efficacy research in an effort to coordinate and develop such research;
●	implements payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models; and
●	expands the eligibility criteria for Medicaid programs.

Some of the provisions of the PPACA have yet to be implemented, and there were judicial and Congressional challenges to certain aspects of the PPACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Most recently, under President Biden, the Department of Justice dropped support of two Supreme Court cases challenging PPACA in addition to a case before the U.S. Court of Appeals for the Fifth Circuit. On January 28, 2021, President Biden signed an executive order to expand access to PPACA coverage, stating that it is the “policy” of the Biden administration to protect and strengthen the PPACA and directing agencies to consider suspending, revising, or rescinding actions related to

President Trump’s executive orders that are inconsistent with this policy position. In the past, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA; however, this is not the policy of the Biden administration. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the TCJA, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. The 2018 Appropriations Resolution delayed the implementation of certain PPACA-mandated fees, including, without limitation, the medical device excise tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In July 2018, CMS published a final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the PPACA are invalid as well. On appeal, the Fifth Circuit Court of Appeals affirmed the holding on the individual mandate but remanded the case back to the lower court to reassess whether and how such holding affects the validity if the rest of the PPACA; however, as stated above, the Department of Justice under President Biden has dropped its support of this appeal. There is no way to know whether, and to what extent, if any, the PPACA will remain in-effect in the future, and it is unclear how judicial decisions, subsequent appeals, or other efforts to repeal and replace or, possibly, to restore the PPACA will impact the U.S. healthcare industry or our business.

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

We cannot predict the impact that such actions against the PPACA or other health care reform under the Biden administration will have on our business, and there is uncertainty as to what healthcare programs and regulations may be implemented or changed at the federal and/or state level in the United States, or the effect of any future legislation or regulation. However, it is possible that such initiatives could have an adverse effect on our ability to obtain approval and/or successfully commercialize products in the United States in the future. For example, U.S. federal government and state legislatures have continued to implement cost containment programs, including price controls and restrictions on coverage and reimbursement. To contain costs, governmental healthcare programs and third-party payers are increasingly challenging the price, scrutinizing the medical necessity, and reviewing the cost-effectiveness of medical treatments. Any changes that reduce, or impede the ability to obtain, reimbursement for the type of products we intend to commercialize in the United States (or our products more specifically, if approved) or reduce medical procedure volumes could adversely affect our business plan to introduce our products in the United States.

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

European Union Regulation

We also have received European Conformity (CE) marking in the European Economic Area (EEA). In the E.U., a single regulatory approval process exists, and conformity with the legal requirements is represented by the CE mark. To obtain a CE mark, defined products must meet minimum standards of performance, safety, and quality (i.e., the essential requirements), and then, according to their classification, comply with one or more of a selection of conformity assessment routes. The competent authorities of the E.U. countries separately regulate the clinical research for medical devices and the market surveillance of products once they are placed on the market. A new Medical Device Regulation was published by the E.U. in 2017 which imposes significant additional premarket and postmarket requirements (EU MDR). The regulation provided an implementation period and became effective on May 26, 2021. Medical devices marketed in the E.U. will require certification according to these new requirements, except that devices with valid CE certificates, issued pursuant to the Medical Device Directives before May 2020, can be placed on the market until May 2024.

Other International Regulation

Sales and marketing of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The global regulatory environment is increasingly stringent and unpredictable. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years, and other countries have expanded, or plan to expand, their existing regulations. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect this global regulatory environment will continue to evolve, which could impact the cost, the time needed to approve, and ultimately, our ability to maintain existing approvals or obtain future approvals for our products. The time required to obtain appropriate marketing authorizations from other foreign authorities may be longer or shorter than required for FDA approval. Whether or not we have obtained FDA approval, our NeuroStar Advanced Therapy System may be subject to different regulatory requirements in other jurisdictions. The foreign regulatory approval process includes all the risks associated with FDA regulation, as well as country-specific regulations.

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

Human Capital

Employees

As of December 31, 2021, we had 175 full time employees working collaboratively across our sales and customer support team, in research and development, including clinical, regulatory and certain quality functions, operations and in general and administrative. All of our employees are employed full time. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union. We believe that our employee relations are strong.

We recruit employees with the skills and training relevant to functional responsibilities. We believe that cultural fit and energy are important considerations. We assess the likelihood that a particular candidate will contribute to the Company’s overall goals, and beyond their specifically assigned tasks. We aim to provide market-based compensation and work to retain our employees for many years. During 2021, the Company continued to offer a two-day work from home policy to provide personal flexibility and support employees in managing family priorities given the continuation of the COVID-19 pandemic.

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

Summary Risk Factors

An investment in shares of our common stock involves significant risks. See “Risk Factors” beginning on page 20. These risks include, among others:

●	Our success depends upon patient satisfaction with the effectiveness of our NeuroStar Advanced Therapy System.
●	The COVID-19 pandemic has had, and we expect will continue to have, an adverse effect on our business, results of operations, financial condition and cash flows, the nature and extent of which are highly uncertain and unpredictable.
●	We operate in a very competitive environment and if we are unable to compete successfully against our existing or potential competitors, our sales and operating results may be negatively affected.
●	We rely on single-source suppliers for some components used in our NeuroStar Advanced Therapy System and on a single manufacturer for the assembly of our NeuroStar Advanced Therapy System, and we may be unable to find replacements or immediately transition to alternative parties for these components.

●	We rely and, in the future, expect to rely on a network of third-party distributors to market and distribute our products internationally, and if we are unable to maintain and expand this network, we may be unable to generate anticipated sales.
●	If we are not able to obtain and enforce patent protection for our technologies, products, or product candidates, development and commercialization of our products and product candidates may be adversely affected.
●	Our products and operations are subject to extensive government regulation and oversight both in the United States and abroad, and our failure to comply with applicable requirements could harm our business.
●	Modifications to our products may require new 510(k) clearances or PMA approvals, and may require us to cease marketing or recall the modified products until clearances are obtained.
●	Our products must be manufactured in accordance with federal and state regulations, and we could be forced to recall our installed systems or terminate production if we fail to comply with these regulations.
●	Our products may cause or contribute to adverse medical events that we are required to report to the United States Food and Drug Administration, or FDA, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.
●	We are subject to certain federal, state and foreign fraud and abuse laws, health information privacy and security laws and transparency laws, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.
●	Our operating results are directly dependent upon the sales and marketing efforts of our sales and customer support team as well as our field sales personnel in the United States and our independent third-party distributors outside of the United States. If our employees or our independent distributors fail to adequately promote, market and sell our products, our sales could significantly decrease.
●	The loss of any member of our senior management or our inability to attract and retain highly skilled executives, salespeople, product development and other personnel could negatively impact our business..
●	We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

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

We have incurred net losses since inception, including net losses of $31.2 million and $27.5 million for the years ended December 31, 2021 and 2020, respectively. As a result of ongoing losses, as of December 31, 2021, we had an accumulated deficit of $308.7 million. We expect to continue to incur significant sales and marketing, product development, regulatory and other expenses as we continue to expand our marketing efforts to increase adoption of our products and expand existing relationships with our customers, to obtain regulatory clearances or approvals for our products in additional countries and for additional indications, and to develop new products or add new features to our existing products. The net losses we incur may fluctuate significantly from quarter to quarter. We will need to generate significant additional revenues to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

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

Our operations and interactions with healthcare systems, providers and patients expose us to risks associated with public health crises, including epidemics and pandemics. In particular, the global impact of COVID-19, including corresponding preventative and precautionary measures that we and other businesses, communities and governments are taking to mitigate the spread of the disease, has led to unprecedented restrictions on, disruptions in, and other related impacts on business and personal activities. The emergence and spread of COVID-19 variants, including Delta and Omicron, have and may continue to prolong these disruptions. Further travel restrictions put in place by countries, states and localities may continue to close borders, impose quarantines or other restrictions and requirements on travel, and further limit our ability to conduct business in-person as we did prior to COVID-19, requiring businesses, including our business, to use alternative methods of communication.

Together with the preventative and precautionary measures being taken, as well as the corresponding need to adapt to new and different methods of communication and conducting business, COVID-19 is having, and will likely continue to have, an adverse impact on significant aspects of our company and business, including demand for and supply of our products, operations, supply chains and distribution systems, our ability to research and develop and bring to market new products and services, and our ability to generate cash flow, and may have an adverse impact on our ability to access capital. Although we consider treatment by NeuroStar to be a medical necessity, our experience since the beginning of the pandemic demonstrates that quarantine and similar public health orders cause a material reduction in sales of NeuroStar and in NeuroStar utilization. It is not possible to predict the possibility, locations or timing of such orders but if such orders are re-imposed regionally or nationally in the United States or Japan or if unemployment or loss of insurance coverage continues or worsens from the present situation, our business, cash flows, financial condition and results of operations will continue to be negatively affected.

A significant number of our suppliers, vendors, distributors and manufacturing facilities have been adversely affected by the COVID-19 pandemic, including the ability of their employees to get to their places of work and maintain the continuity of their on-site operations. These impacts could impair our ability to move our products through distribution channels to end customers, and any such delay or shortage in the supply of components or materials may result in our inability to satisfy demand for our products in a timely manner or at all, which could harm our reputation, future sales and profitability.

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

Customers and their patients may be slow to adopt and use TMS therapies.

TMS therapy is an emerging treatment option for patients suffering from MDD. As a result, customer and patient awareness of TMS therapy as a treatment option for MDD, and experience with TMS therapies, is limited. Our success depends in large part on our ability to educate and train customers and patients, and successfully demonstrate the safety, tolerability, ease of use, efficacy, cost effectiveness and other merits of our NeuroStar Advanced Therapy System. We have been engaging in an active marketing campaign to raise awareness of our NeuroStar Advanced Therapy System and its benefits among customers, but we cannot assure you that these efforts will be successful or that they will not prove to be cost-prohibitive. Some customers may also find the initial patient set up and the subsequent procedures for future treatment sessions to be difficult or complicated, or could be wary of the initial investment required for the purchase of the NeuroStar Advanced Therapy System, which may impact their decision to purchase or use the NeuroStar Advanced Therapy System as part of their practice. Similarly, customers may find it difficult to hire additional staff, allocate sufficient space or operationalize our NeuroStar Advanced Therapy System, which could slow its adoption.

In addition, customers may not derive sufficient cash flow from using the NeuroStar Advanced Therapy Systems due to their own practice economics or otherwise. Failure to achieve economic benefits from the purchase or use of the NeuroStar Advanced Therapy System would adversely affect our customers’ purchase of treatment sessions. These factors could also reduce the number of procedures performed using our NeuroStar Advanced Therapy System, and if we do not facilitate the utilization of our products by our customers, our revenues and results of operations could be harmed.

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

We train our customers to select the appropriate patient candidates for treatment using the NeuroStar Advanced Therapy System, explain to their patients the time-period over which the results from a treatment course can be expected to occur, and measure the success of treatments using medical guidelines. However, our customers may not select appropriate patient candidates for NeuroStar Advanced Therapy treatment, which may produce results that may not meet patients’ expectations. In addition, the efficacy of treatment is dependent on proper patient set up at the initial treatment session and duplication of that set up at future treatment sessions. To the extent customers do not make the proper measurements for a specific patient or use the same procedures at each treatment session, it could result in variability of the treatment efficacy and results for the patient. If patients are not satisfied with the results of our NeuroStar Advanced Therapy System, our reputation and future sales will suffer.

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

In assessing our prospects, you must consider the risks and difficulties frequently encountered by companies in new and evolving markets. These risks include our ability to:

●	manage rapidly changing and expanding operations;
●	increase awareness of our brand and strengthen customer loyalty;
●	successfully execute our business and marketing strategy;
●	respond effectively to competitive pressures and developments;
●	continue to develop and enhance our products and products in development;
●	obtain regulatory clearance or approval to commercialize new products and enhance our existing products;
●	refrain from infringing on the intellectual property rights of others, and maintaining appropriate legal policies and procedures;
●	expand our presence in existing and commence operations in new international markets; and
●	attract, retain and motivate qualified personnel.

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

The loss of any member of our senior management or our inability to attract and retain highly skilled executives, salespeople, product development and other personnel could negatively impact our business.

Our success depends on the skills, experience and performance of the members of our senior management team. The individual and collective efforts of these employees will be important as we continue to develop our products and as we expand our commercial activities. We believe that it is challenging to identify individuals with the requisite skills to serve in many of our key positions, and the loss or incapacity of existing members of our executive management team could negatively impact our operations. We did not maintain key man life insurance on any of our employees in 2021. The existence of our Chief Executive Officer’s employment agreement does not guarantee our retention of our Chief Executive Officer for any period of time.

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

We might be unable to successfully further commercialize or develop or obtain regulatory clearances or approvals to market new products or our existing products for additional indications. Future products, even if cleared, might not be accepted by psychiatrists or the third-party payors who reimburse for the procedures performed with our products. The success of any new product offering or enhancement to an existing product will depend on numerous additional factors, including our ability to:

●	properly identify and anticipate clinician and patient needs;
●	demonstrate the benefits associated with the use or our products when compared to the products and devices of our competitors;
●	develop and introduce new products or product enhancements in a timely manner;
●	adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties;
●	demonstrate the safety and efficacy of new products; and
●	obtain the necessary regulatory clearances or approvals for new products or product enhancements.

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

We have a relatively short history of operating as a commercial company and our growth rate may be volatile. For example, our revenues increased from $49.2 million for the year ended December 31, 2020 to $55.3 million for the year ended December 31, 2021. We intend to grow our business operations and may experience periods of rapid growth and expansion. This anticipated growth could create a strain on our organizational, administrative and operational infrastructure, including our supply chain operations, quality control, technical support and customer service, sales force management and general and financial administration. We may be unable to maintain the quality, or delivery timelines, of our products or customer service or satisfy customer demand if our business grows too rapidly. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, and our reporting systems and procedures. We may implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain and failure to complete this in a timely and efficient manner could harm our business.

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

The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive U.S. and other foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. We expect our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets. Our international business operations are subject to a variety of risks, including:

●	difficulties in staffing and managing foreign and geographically dispersed operations, to the extent we establish non-U.S. operations;
●	attaining reimbursement under differing and multiple payor reimbursement regimes, government payors or patient self-pay systems;
●	difficulties in determining and creating the proper sales pathway in new, international markets;
●	compliance with various U.S. and international laws, including export control laws and the U.S. Foreign Corrupt Practices Act of 1977, or the FCPA, and anti-money laundering laws;
●	differing regulatory requirements for obtaining clearances or approvals to market our products;
●	changes in, or uncertainties relating to, foreign rules and regulations that may impact our ability to sell our products, perform services or repatriate profits to the United States;
●	tariffs and trade barriers, export regulations, sanctions and other regulatory and contractual limitations on our ability to sell our products in certain foreign markets;
●	potential adverse tax consequences, including imposition of limitations on or increases of withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;
●	imposition of differing labor laws and standards;
●	armed conflicts or economic, political, health (including pandemic diseases such as COVID-19 from coronavirus) or social instability in foreign countries and regions;
●	fluctuations in foreign currency exchange rates;
●	an inability, or reduced ability, to protect our intellectual property, including any effect of compulsory licensing imposed by government action;
●	availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us; and
●	conducting post-market surveillance on product performance.

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

Our business exposes us to potential product liability claims that are inherent in the testing, manufacture and sale of medical devices for the treatment of MDD. Our treatments are designed for patients who suffer from significant neurohealth disorders, and these patients are more likely to experience significant adverse health outcomes, which could increase the risk of product liability lawsuits. Furthermore, if psychiatrists are not sufficiently trained in the use of our products, they may misuse or ineffectively use our products, which may result in unsatisfactory patient outcomes. We could become the subject of product liability lawsuits alleging that component failures, malfunctions, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients.

Regardless of the merit or eventual outcome, product liability claims may result in:

●	decreased demand for our products;
●	injury to our reputation;
●	significant litigation costs;
●	substantial monetary awards to or costly settlements with patients;
●	product recalls;
●	material defense costs;
●	loss of revenues;
●	the inability to commercialize new products or product candidates; and
●	diversion of management attention from pursuing our business strategy.

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

We bear the risk of warranty claims on the products we supply for one year from the date of delivery. There can be no assurance that we will not face increased claims in the future. We may not be successful in claiming recovery under any warranty or indemnity provided to us by our suppliers or vendors in the event of a successful warranty claim against us by a customer or that any recovery from such vendor or supplier would be adequate. In addition, warranty claims brought by our customers related to third-party components may arise after our ability to bring corresponding warranty claims against such suppliers expires, which could result in costs to us.

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

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures, technologies and market pressures. Accordingly, from time to time we may consider opportunities to acquire, make investments in or license other technologies, products and businesses that may enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. Potential and completed acquisitions, strategic investments, licenses and other alliances involve numerous risks, including:

●	difficulty assimilating or integrating acquired or licensed technologies, products or business operations;
●	issues maintaining uniform standards, procedures, controls and policies;
●	unanticipated costs associated with acquisitions or strategic alliances, including the assumption of unknown or contingent liabilities and the incurrence of debt or future write-offs of intangible assets or goodwill;
●	diversion of management’s attention from our core business and disruption of ongoing operations;
●	adverse effects on existing business relationships with suppliers, distributors and customers;
●	risks associated with entering new markets in which we have limited or no experience;
●	potential losses related to investments in other companies;
●	potential loss of key employees of the acquired businesses; and
●	increased legal and accounting compliance costs.

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

Additional factors that we expect may contribute to variability in our sales and gross profit over the course of the year include:

●	the growth or decline of our installed system base;
●	the unpredictability of future sales by our international distributors, including through our exclusive distributor in Japan;
●	the demand for, and pricing of, our products and the products of our competitors;
●	the timing of or failure to obtain regulatory clearances or approvals for other products, indications or treatments; or
●	the costs, benefits and timing of new product introductions.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

●	any of our patents, or any of our pending patent applications, if issued, or those of our licensors, will include claims having a scope sufficient to protect our products;
●	any of our pending patent applications or those of our licensors may issue as patents;
●	others will not or may not be able to make, use, offer to sell, or sell products that are the same as or similar to our own but that are not covered by the claims of the patents that we own or license;
●	we will be able to successfully commercialize our products on a substantial scale, if approved, before the relevant patents that we own or license expire;
●	we were the first to make the inventions covered by each of the patents and pending patent applications that we own or license;
●	we or our licensors were the first to file patent applications for these inventions;
●	others will not develop similar or alternative technologies that do not infringe the patents we own or license;
●	any of the patents we own or license will be found to ultimately be valid and enforceable;
●	any patents issued to us or our licensors will provide a basis for an exclusive market for our commercially viable products or will provide us with any competitive advantages;
●	a third party may not challenge the patents we own or license and, if challenged, a court would hold that such patents are valid, enforceable and infringed;
●	we may develop or in-license additional proprietary technologies that are patentable;
●	the patents of others will not have an adverse effect on our business;

●	our competitors do not conduct research and development activities in countries where we do not have enforceable patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we will develop additional proprietary technologies or products that are separately patentable; or
●	our commercial activities or products will not infringe upon the patents of others.

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

Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

●	stop making, selling or using products or technologies that allegedly infringe the asserted intellectual property;
●	lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property rights against others;
●	incur significant legal expenses;
●	pay substantial damages or royalties to the party whose intellectual property rights we may be found to be infringing, including enhanced damages if we are found to have willfully infringed or misappropriated such rights;
●	pay the attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing;
●	redesign those products that contain the allegedly infringing intellectual property, which could be costly, disruptive and infeasible; and
●	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all, or from third parties who may attempt to license rights that they do not have.

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

Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include that:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations;
●	collaborators may not pursue development and commercialization of our products or may elect not to continue or renew development or commercialization programs based on trial or test results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;
●	a collaborator with marketing, manufacturing and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;
●	we could grant exclusive rights to our collaborators that would prevent us from collaborating with others;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
●	disputes may arise between us and a collaborator that causes the delay or termination of the research, development or commercialization of our current or future products or that results in costly litigation or arbitration that diverts management attention and resources;
●	collaborations may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future products;
●	collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property; and
●	a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or descriptive. Our trademarks or trade names may be determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

Risks Related to Government Regulation

Our products and operations are subject to extensive government regulation and oversight both in the United States and abroad, and our failure to comply with applicable requirements could harm our business.

We and our products are subject to extensive regulation in the United States and elsewhere, including by the FDA, FTC, and their foreign counterparts. The FDA and foreign regulatory agencies regulate, among other things, with respect to medical devices: design, development and manufacturing; testing, labeling, content and language of instructions for use and storage; clinical trials; product safety; marketing, sales and distribution; premarket clearance and approval; record keeping procedures; advertising and promotion; recalls and field safety corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; post-market approval studies; and product import and export.

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales. The FDA enforces these regulatory requirements through, among other means, periodic unannounced inspections. We do not know whether we will pass any future FDA inspections. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as: warning letters; fines; injunctions; civil penalties; termination of distribution; recalls or seizures of products; delays in the introduction of products into the market; total or partial suspension of production; refusal to grant future clearances or approvals; withdrawals or suspensions of current clearances or approvals, resulting in prohibitions on sales of our products; and in the most serious cases, criminal penalties.

We may not receive the necessary regulatory clearances or approvals to market our future products or other proposed indications for our products in the future, and failure to timely obtain necessary clearances or approvals for such future products or indications would adversely affect our ability to grow our business.

An element of our strategy is to continue to upgrade our products, add new enhancements and features and expand clearance or approval of our current products to include new indications. In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act or approval of a premarket approval application (PMA) from the FDA, unless an exemption applies. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA and later down-classified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the PMA process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. Our ability to successfully obtain clearance for any new indications will be dependent on us submitting data as to the successful completion of clinical trials evidencing safety and efficacy. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. However, some devices are automatically subject to the PMA pathway regardless of the level of risk they pose because they have not previously been classified into a lower risk class by the FDA. Manufacturers of these devices may request that FDA review such devices in accordance with the de novo classification procedure, which allows a manufacturer whose novel device would otherwise require the submission and approval of a PMA prior to marketing to request down-classification of the device on the basis that the device presents low or moderate risk. If the FDA agrees with the down-classification request, the applicant will then receive authorization to market the device. This device type can then be used as a predicate device for future 510(k) submissions. We initially received marketing authorization of our device through the de novo classification process, and we have made changes to our system through subsequent 510(k) clearances. Competitors may seek 510(k) clearance of similar products with similar indications and use our de novo classification as a predicate device in their submission. The process of obtaining regulatory clearances or approvals, or completing the de novo classification process, to market a medical device can be costly and time consuming, and we may not be able to successfully obtain pre-market reviews on a timely basis, if at all.

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including: we may be unable to demonstrate to the FDA’s satisfaction that the product or modification is substantially equivalent to the proposed predicate device or safe and effective for its intended use; the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required; and the manufacturing process or facilities we use may not meet applicable requirements. The FDA may also, instead of accepting a 510(k) submission, require us to submit a PMA, which is typically a much more complex, lengthy, and burdensome application than a 510(k) submission. To support a PMA, the FDA would likely require that we conduct one or more clinical studies to demonstrate that the device is safe and effective. In some cases, such studies may be requested for a 510(k) as well. We may not be able to meet the requirements to obtain 510(k) clearance or PMA approval (or a de novo classification request), in which case the FDA may not grant any necessary clearances or approvals. In addition, the FDA may place significant limitations upon the intended uses of our products as a condition to a 510(k) clearance or PMA approval. Product applications can also be denied or withdrawn due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following clearance or approval. Any delays or failure to obtain FDA clearance or approval of new products we develop, any limitations imposed by the FDA on new product use or the costs of obtaining FDA clearance or approvals could have a material adverse effect on our business, financial condition, and results of operations.

Even if granted, a 510(k) clearance, de novo classification, or PMA approval imposes substantial restrictions on how our devices may be marketed or sold, and the FDA continues to place considerable restrictions on our products and operations. For example, the manufacture of medical devices must comply with the FDA’s Quality System Regulation (QSR). In addition, manufacturers must register their manufacturing facilities, list the products with the FDA, and comply with requirements relating to labeling, marketing, complaint handling, adverse event and medical device reporting, reporting of corrections and removals, and import and export restrictions. The FDA monitors compliance with the QSR and these other requirements through periodic inspections. If our facilities or those of our manufacturers or suppliers are found to be in violation of applicable laws and regulations, or if we or our manufacturers or suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement action, including any of the following sanctions: untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties; customer notifications or repair, replacement, refunds, recalls, detention or seizure of our products; operating restrictions or partial suspension or total shutdown of production; refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products; withdrawing 510(k) marketing clearances or PMA approvals that have already been granted; refusing to provide Certificates for Foreign Government; refusing to grant export approval for our products; or pursuing criminal prosecution. Any of these sanctions could impair our ability to produce or commercialize our products in a cost-effective and timely manner in order to meet our customers’ demands and could have a material adverse effect on our reputation, business, results of operations and financial condition. We may also be required to bear other regulatory compliance costs or take other actions that may have a negative impact on our sales and our ability to generate profits.

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently marketed products on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance or restrict our ability to maintain our current clearances. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad, especially with a new administration that may have different policy priorities than the previous one.

In order to sell our products in member countries of the European Economic Area, or (EEA) or in countries that also rely on the CE Mark outside the EEA, our products must comply with the essential requirements of the EU Medical Devices Directive (Council Directive 93/42/EEC), and with the Medical Device Regulation (Regulation 2017/745). Compliance with these requirements is a prerequisite to be able to affix the CE Mark to our products, without which they cannot be sold or marketed in the EEA. To demonstrate compliance with the essential requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the EU Medical Devices Directive, a conformity assessment procedure requires the intervention of an organization accredited by a Member State of the EEA to conduct conformity assessments, or a Notified Body. Depending on the relevant conformity assessment procedure, the Notified Body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. The Notified Body issues a certificate of conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This certificate entitles the manufacturer to affix the CE Mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. If we fail to remain in compliance with applicable European laws and directives, we would be unable to continue to affix the CE Mark to our surgical systems, which would prevent us from selling them within the EEA and may have an impact on our marketing authorization in other countries.

We or our distributors will also need to obtain or retain regulatory approval in other foreign jurisdictions in which we plan to or currently do market and sell our products, and we or they may not obtain such approvals as necessary to commercialize our products in those territories. Regulatory marketing authorizations in these foreign jurisdictions typically require device testing, conformance to classification requirements, pre-market requests to authorize commercialization, and in some cases inspections.

Modifications to our products may require new 510(k) clearances. de novo classification, or PMA approvals, and may require us to cease marketing or recall the modified products until clearances or approvals are obtained.

Any modification to a 510(k)-cleared product that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or de novo classification, or, possibly, approval of a PMA. Modifications to products that have been approved through the PMA process generally require premarket FDA approval. Similarly, certain modifications made to products cleared through a 510(k) or authorized through the de novo classification process may require a new 510(k) clearance. Each of the PMA, de novo classification, and the 510(k) clearance processes can be expensive, lengthy, and uncertain. The FDA’s 510(k) clearance process usually takes from three to 12 months, but can last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, a PMA generally requires the performance of one or more clinical trials.

Despite the time, effort, and cost, a device may not be approved or cleared by the FDA. Any delay or failure to obtain necessary regulatory authorizations could harm our business. Furthermore, even if we are granted regulatory authorizations, they may include significant limitations on the indicated uses for the device, which may limit the market for the device.

Any modifications to our existing products may require new 510(k) clearance; however, future modifications may be subject to the substantially more costly, time-consuming, and uncertain PMA process. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could cause our sales to decline.

The FDA requires every manufacturer to make this modification determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have made modifications to our products in the past and have determined based on our review of the applicable FDA regulations and guidance that in certain instances new 510(k) clearances were not required. We may make similar modifications or add additional enhancements or features in the future that we believe do not require a new 510(k) clearance or approval of a PMA. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications, de novo classifications, or PMAs for modifications to our previously authorized products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. In addition, the FDA may not approve or clear our products for the indications that are necessary or desirable for successful commercialization or could require clinical trials to support any modifications. Any delay or failure in obtaining required clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

Our products must be manufactured in accordance with federal and state regulations, and we could be forced to recall our installed systems or terminate production if we fail to comply with these regulations.

The methods used in, and the facilities used for, the manufacture of our products must comply with the FDA’s Quality System Regulation (QSR) which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. Compliance with the QSR is necessary to receive FDA clearance or approval to market new products and is necessary for a manufacturer to be able to continue to market cleared or approved devices in the United States. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. Our products are also subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing. Foreign regulatory authorities also impose manufacturing quality requirements, which may differ from the FDA requirements, with which we must comply.

We or our third-party suppliers and manufacturers may not take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our products. In addition, failure to comply with applicable FDA or foreign jurisdiction requirements or later discovery of previously unknown problems with our products or manufacturing processes could result in, among other things: warning letters or untitled letters; fines, injunctions or civil penalties; suspension or withdrawal of approvals or clearances; seizures or recalls of our products; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA’s refusal to grant pending or future clearances or approvals for our products;

clinical holds; refusal to permit the import or export of our products; and criminal prosecution of us or our employees.

Any of these actions could significantly and negatively impact supply of our products. If any of these events occurs, our reputation could be harmed, we could be exposed to product liability claims and we could lose customers and suffer reduced revenues and increased costs.

If treatment guidelines for the clinical conditions we are targeting change or the standard of care evolves, we may need to redesign and seek new marketing authorization from the FDA for one or more of our products.

If treatment guidelines for the clinical conditions we are targeting or the standard of care for such conditions evolves, we may need to redesign the applicable product and seek new clearances or approvals from the FDA. Our existing 510(k) and de novo clearances from the FDA are based on current treatment guidelines. If treatment guidelines change so that different treatments become desirable, the clinical utility of one or more of our products could be diminished and our business could suffer.

The misuse or off-label use of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies, particularly if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

Our product has been authorized for marketing by the FDA for a specific indication. We train our commercial organization and distributors inside and outside the United States to not promote our products for uses outside of the FDA-cleared indications for use, known as “off-label uses.” However, we cannot guarantee that all of our employees, representatives, and agents will abide by our marketing policies.

If the FDA or any foreign regulatory body determines that our promotional materials, training, or other marketing activities constitute promotion of an off-label or unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance or imposition of an untitled letter, which is used for violations that do not necessitate a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as laws prohibiting false claims for reimbursement.

Moreover, even if we, and all our employees, contractors, and agents, market our products in compliance with applicable FDA regulations, such regulations do not apply to the practice of medicine, and we cannot prevent a physician from prescribing and/or using our products off-label when, in the physician’s independent professional medical judgment, he or she deems it appropriate. Similarly, we cannot prevent patients from using our products off-label. There may be increased risk of injury to patients if physicians attempt to prescribe, or patients attempt to use, our products off-label. Furthermore, the use of our products for indications other than those authorized by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients. There are similar risks if our products are used off-label with respect to non-U.S. regulatory approvals.

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

The FDA and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future. If we initiate a correction or removal for one of our devices to reduce a risk to health posed by the device, we would be required to submit a publicly available Correction and Removal report or Safety Alert to the FDA and, in many cases, similar reports to other regulatory agencies. This report could be classified by the FDA as a device recall which could lead to increased scrutiny by the FDA, other international regulatory agencies, and our customers regarding the quality and safety of our devices. Furthermore, the submission of these reports could be used by competitors against us in competitive situations and cause customers to delay purchase decisions or cancel orders and would harm our reputation.

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

Companies are required to maintain certain records of recalls and corrections, even if they are not reportable to the FDA. We may initiate voluntary withdrawals or corrections for our products in the future that we determine do not require notification to the FDA. If the FDA disagrees with our determinations, it could require us to report those actions as recalls and we may be subject to enforcement action. A future recall announcement could harm our reputation with customers, potentially lead to product liability claims against us and negatively affect our sales.

Any adverse event involving our products could result in voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection, mandatory recall or other enforcement action. Any corrective action, whether voluntary or involuntary, as well as exposing us to private litigation, would require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.

If we or our distributors do not obtain and maintain international regulatory registrations or approvals for our products, we will be unable to market and sell our products outside of the United States.

Sales of our products outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States. While the regulations of some countries may not impose barriers to marketing and selling our products or only require notification, others require that we or our distributors obtain the approval of a specified regulatory body. Complying with foreign regulatory requirements, including obtaining registrations or approvals, can be expensive and time-consuming, and we or our distributors may not receive regulatory approvals in each country in which we plan to market our products or we may be unable to do so on a timely basis. The time required to obtain registrations or approvals, if required by other countries, may be longer than that required for FDA clearance or approval, and requirements for such registrations, clearances or approvals may significantly differ from FDA requirements. If we modify our products, we or our distributors may need to apply for additional regulatory approvals before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we or our distributors have received. If we or our distributors are unable to maintain our authorizations in a particular country, we will no longer be able to sell the applicable product in that country.

Regulatory clearance or approval by the FDA and/or the permission to affix the CE Mark does not ensure clearance or approval by regulatory authorities in other countries, and clearance or approval by one or more foreign regulatory authorities does not ensure clearance or approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory clearance or approval in one country may have a negative effect on the regulatory process in others.

We are subject to certain federal, state and foreign fraud and abuse laws, health information privacy and security laws and transparency laws, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims and physician transparency laws. Our business practices and relationships with providers, patients and third-party payors are subject to scrutiny under these laws. We may also be subject to patient information privacy and security regulation by both the federal government in addition to the states and foreign jurisdictions in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits any person or entity from, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or a specific intent to violate. Moreover, the government may assert that a claim for reimbursement that includes items resulting from a violation of the federal healthcare Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (“FCA”), as described in more detail below. Although there are a number of statutory exceptions and regulatory safe harbors to the federal healthcare Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly and in order to obtain protection from a safe harbor the entities involved must meet every element. Accordingly, industry practices that involve providing remuneration to those who prescribe, purchase, or recommend medical device products, including discounts, or engaging individuals as speakers, consultants, or advisors, may be subject to scrutiny if they do not fit squarely within an exception or a safe harbor. It is possible that not all our practices may not meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as reimbursement support programs, educational or research grants, or charitable donations;
●	the federal civil and criminal false claims laws and civil monetary penalty laws, such as the FCA, which can be enforced by private citizens through civil qui tam actions, prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment of federal funds, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. The Social Security Act also has a provision that provides for the imposition of civil monetary penalties against any person who offers or transfers remuneration to a Medicare or Medicaid beneficiary that such person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier for the order or receipt of any item or service payable by a federal health care program, known as beneficiary inducement. Whistleblowers can bring FCA qui tam actions on behalf of the government and themselves, and may share in amounts paid by the entity to the government in recovery or settlement. FCA liability can be potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $11,803 to $23,607 per false or fraudulent claim or statement. Many pharmaceutical and medical device manufacturers have been investigated and have reached substantial settlements under the FCA in connection with alleged off label promotion of their products, providing improper renumeration to healthcare providers or other personnel involved in recommending products, and allegedly providing free products to customers with the expectation that the customers would bill federal health care programs for the product. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Thus, medical device manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. There are also criminal penalties, including imprisonment and criminal fines, for making or presenting false, fictitious or fraudulent claims to the federal government;
●	The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), among other regulatory requirements described below, also imposes criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it or to have committed a violation;
●	HIPAA, as amended by HITECH, and their implementing regulations, which imposes privacy, security, transmission and breach reporting obligations with respect to individually identifiable health information upon “covered entities” subject to the law, including health plans, healthcare clearinghouses and certain healthcare providers and their respective business associates that perform services on their behalf that involve individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. On December 10, 2020, the U.S. Department of Health and Human Services Office for Civil Rights issued a Notice of Proposed Rulemaking, which if finalized, would make changes to some of HIPAA’s regulatory requirements, which would apply to business associates;
●	the federal Physician Payments Sunshine Act created under the PPACA, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, Centers for Medicare and Medicare Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, chiropractors, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
●	foreign and state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers; state laws that require device manufacturers to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and other federal and state laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts and data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation, which became effective in May 2018).

These laws and regulations, among other impacts, constrain our business, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with psychiatrists, other healthcare provides, or other potential purchasers of our products. We have also entered into consulting agreements with physicians, which are subject to these laws. Further, while we do not submit claims to any payor and our customers make the ultimate decision on how to submit claims, we may provide reimbursement guidance and support regarding our products. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws.

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

From time to time, Congress drafts legislation that could significantly change the statutory provisions governing the regulation of medical devices. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations, revisions, or reinterpretations of existing regulations may impose additional costs, lengthen review times of any future products, or make it more difficult to manufacture, market or distribute our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future.

For example, in March 2010, the PPACA was enacted in the United States, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other ways in which it may impact our business, the PPACA:

●	establishes a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research;
●	implements payment system reforms including a national pilot program on payment bundling to encourage hospitals, psychiatrists and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models; and
●	expands the eligibility criteria for Medicaid programs.

We expect additional state and federal healthcare reform measures to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

Our employees, distributors, and other third parties may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, distributors, and other third parties may engage in inappropriate, fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the regulations of the FDA and other U.S. healthcare regulators, as well as non-U.S. regulators, including by violating laws requiring the reporting of true, complete and accurate information to such regulators, manufacturing standards, healthcare fraud and abuse laws and regulations in the United States and abroad or laws that require the true, complete, and accurate reporting of financial information or data. In particular, sales, marketing, and business arrangements in the healthcare industry, including the sale of medical devices, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices, as described herein. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. It is not always possible to identify and deter misconduct by our employees, distributors, and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Efforts to ensure that the activities of these parties will comply with applicable healthcare laws and regulations involve substantial costs. These risks may be more pronounced, and we may find that the processes and policies we have implemented are not effective at preventing misconduct. If any actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, individual imprisonment, disgorgement, possible exclusion from participation in government healthcare programs, additional reporting obligations and oversight if we becomes subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and the curtailment of our operations. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations.

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

We may also consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:

●	expand our sales and marketing efforts to increase market adoption of our products and address competitive developments;
●	fund development and marketing efforts of any future products or additional features to then-current products;
●	acquire, license or invest in new technologies;
●	provide for supply and inventory costs associated with plans to accommodate potential increases in demand for our products
●	acquire or invest in complementary businesses or assets; and
●	finance capital expenditures and general and administrative expenses.

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

As of December 31, 2021, we had federal and state net operating loss carryforwards of $293.0 million and $179.7 million, respectively. The federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2023 and 2022, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have not done an analysis to determine whether or not ownership changes have occurred since inception and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

The terms of our credit facility place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

In March 2020, we entered into a $50.0 million credit facility with SLR Investment Corp. (formerly known as Solar Capital Ltd.), or (“Solar”), that is secured by a lien covering substantially all of our assets. The credit facility contains customary covenants and events of default applicable to us. The affirmative covenants include, among others, a covenant that requires us to achieve agreed amounts of trailing twelve month net product revenue (“net product revenue covenant”), measured monthly through the term of the credit facility. The negative covenants include, among others, restrictions on us transferring collateral, changing businesses, engaging in mergers or acquisitions, incurring additional indebtedness and encumbering collateral. If we default under the credit facility, Solar may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, Solar’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Solar could declare a default upon the occurrence of any event that it interprets as a material adverse effect as defined under the credit facility, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by Solar of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

In 2020 and 2021, we did not achieve the required revenue under the net product revenue covenant, but we obtained waivers from Solar to cure the breach of the net product revenue covenant. If we fail to achieve the specified level of product net revenue in the future, Solar is under no obligation to provide us with relief for future specified defaults.

Risks Related to Ownership of Our Common Stock

The price of our common stock may be volatile.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

●	the actual or anticipated fluctuations in our financial condition and operating results;
●	the actual or anticipated changes in our growth rate;
●	the commercial success and market acceptance of our products;
●	the success of our competitors in developing or commercializing products;
●	media exposure of our products or of those of others in our industry;
●	our ability to commercialize or obtain regulatory approvals for our products, or delays in commercializing or obtaining regulatory approvals;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	the addition or departure of key personnel;
●	product liability claims;
●	general prevailing economic, industry and market conditions, including factors unrelated to our operating performance or the operating performance of our competitors;
●	business disruptions caused by earthquakes, fires, pandemic diseases (such as from coronavirus), or other natural disasters;
●	disputes or other developments concerning our intellectual property or other proprietary rights, including litigation;
●	the FDA or other U.S. or foreign regulatory actions affecting us or the healthcare or medical device industry;
●	healthcare reform measures in the United States;
●	third-party payor developments in the United States and other countries;
●	sales of our common stock by our directors, officers, or stockholders;
●	the timing and amount of our investments in the growth of our business;

●	inability to obtain additional funding;
●	future sales or issuances of equity or debt securities by us;
●	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public; and
●	the issuance of new or changed securities analysts’ reports or recommendations regarding us.

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

As of March 2, 2022, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 43.4% of our outstanding common stock. Accordingly, these stockholders have a material influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, mergers, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of the company, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing price of our common stock. The significant concentration of stock ownership may negatively impact the price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult to replace or remove our board of directors. These provisions include:

●	a prohibition on stockholder action through written consent;
●	no cumulative voting in the election of directors;
●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director;
●	a requirement that special meetings of stockholders be called only by the board of directors, the chairman of the board of directors, the chief executive officer or, in the absence of a chief executive officer, the president;
●	an advance notice requirement for stockholder proposals and nominations;
●	the authority of our board of directors to issue blank-check preferred stock with such terms as our board of directors may determine; and
●	a requirement of approval of not less than 66 2/3% of all outstanding shares of our capital stock entitled to vote to amend any bylaws by stockholder action, or to amend specific provisions of our amended and restated certificate of incorporation.

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

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first Annual Report on Form 10-K we file with the SEC following the date we are no longer an “emerging growth company,” as defined in the JOBS Act, depending on whether and to the extent we choose to rely on certain exemptions set forth in the JOBS Act.

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

Item 1B.   Unresolved Staff Comments.

None.

Item 2.   Properties.

We occupy an approximately 42,500 square foot facility in Malvern, Pennsylvania, under a lease that ends in February 2028, for our corporate headquarters, which includes office and warehouse space. We have an option to extend the lease for an additional five-year term. We also occupy an approximately 9,600 square foot facility in Charlotte, North Carolina, under a lease that ends in 2027, to be used as a training facility for our NeuroStar Advanced Therapy Systems. We have an option to extend the lease for an additional one-year term. We believe that our existing facilities are adequate to meet our needs for the foreseeable future.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Price

Our common stock has been publicly traded on the Nasdaq Global Market under the symbol “STIM” since June 28, 2018. Prior to that time, there was no public market for our common stock. The shares of our common stock sold in our IPO on June 27, 2018 were priced at $17.00 per share. The shares of our common stock sold in our secondary public offering and sale of our common stock on February 2, 2021 were priced at $15.50 per share.

Holders

As of February 28, 2022, there were approximately 57 holders of record of our common stock, solely based upon the count our transfer agent provided to us as of that date.

Unregistered Sales of Securities

None.

Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2021:

Number of
Securities
Remaining
Available for
Future
	Securities to		Issuance
	be Issued	Weighted	Under Equity
	Upon	Average	Compensation
	Exercise of	Exercise	Plans
	Outstanding	Price of	(Excluding
	Options,	Outstanding	Securities
	Warrants	Options,	reflected
	and Rights	Warrants	in Column (a)
	(in thousands)	and Rights	(in thousands)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,499	$4.01	2,836
Equity compensation plans not approved by security holders	—	—	(1) 150
Total	1,499	$4.01	2,986

(1)	This number includes 149.6 thousand shares available for issuance under the 2020 Inducement Incentive Plan as of December 31, 2021.

See “Item 15. Exhibits and Financial Statement Schedules — Notes to Financial Statements — Note 13. Stockholders’ Equity, Note 15. Share-Based Compensation and Note 16. Employee Benefit Plans” for additional information on compensation plans under which equity securities of the registrant are authorized for issuance without the approval of stockholders.

Item 6.    [Reserved]

Not applicable.

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

Overview

We are a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from neurohealth disorders. Our first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation, or TMS, to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the United States Food and Drug Administration, or FDA, to treat adult patients with major depressive disorder, or MDD, that have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. NeuroStar Advanced Therapy is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We believe we are the market leader in TMS therapy based on the estimated 121,960 global patients treated with over 4.3 million of our treatment sessions through December 31, 2021. We generated revenues of $55.3 million and $49.2 million for the years ended December 31, 2021 and 2020, respectively.

We designed the NeuroStar Advanced Therapy System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of existing treatment options. We generate revenues from initial capital sales of our systems, sales of our recurring treatment sessions and from service and repair and extended warranty contracts. We derive the majority of our revenues from recurring treatment sessions. For the year ended December 31, 2021, revenues from sales of our treatment sessions and NeuroStar Advanced Therapy Systems represented 78% and 18% of our U.S. revenues, respectively. For the year ended December 31, 2020, revenues from sales of our treatment sessions and NeuroStar Advanced Therapy Systems represented 73% and 23% of our U.S. revenues, respectively.

We currently sell our NeuroStar Advanced Therapy System and recurring treatment sessions in the United States through our sales and customer support team. Our sales force targets an estimated 50,000 psychiatrists across 26,000 practices that we estimate, based on data from Symphony Health and our own internal estimates, treat approximately 42% of the total MDD patients in the United States who meet our labeled indication and are insured. We expect to continue to expand our direct sales and customer support team to further penetrate the market by demonstrating the benefits of our NeuroStar Advanced Therapy to psychiatrists and their MDD patients. Some of our customers have and may purchase more than one NeuroStar Advanced Therapy System. Based on our commercial data, we believe psychiatrists can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients. We believe psychiatrists can generate approximately $8,500 of average revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We have a diverse customer base of psychiatrists in group psychiatric practices in the United States. One customer accounted for more than 10% of our revenues for the years ended December 31, 2021 and 2020. Patients are reimbursed by Medicare and the vast majority of commercial payors in the United States for treatment sessions utilizing our NeuroStar Advanced Therapy System.

We market our products in a few select markets outside the United States through independent distributors. International revenues represented 3% and 4% of our total revenues for the years ended December 31, 2021 and 2020, respectively. In October 2017, we entered into an exclusive distribution agreement with Teijin Pharma Limited, or Teijin, for the distribution of our NeuroStar Advanced Therapy Systems and treatment sessions to customers who will treat patients with MDD in Japan. We received regulatory approval for our system in Japan in September 2017. We obtained reimbursement coverage for NeuroStar Advanced Therapy in Japan, which went into effect on June 1, 2019 and covers patients who are treated in the largest inpatient and outpatient psychiatric facilities in Japan. We expect our international revenues to increase as a percentage of our total revenues as we grow our presence in Japan.

Our research and development efforts are focused on the following: hardware and software product developments and enhancements of our NeuroStar Advanced Therapy System and clinical development relating to additional indications. We outsource the manufacture of components of our NeuroStar Advanced Therapy Systems that are produced to our specifications, and individual components are either shipped directly from our third-party contract manufacturers to our customers or consolidated into pallets at our Malvern, Pennsylvania facility prior to shipment. Final installation of these systems occurs at the customer site.

Our total revenues increased by $6.1 million, or 12%, from $49.2 million for the year ended December 31, 2020 to $55.3 million for the year ended December 31, 2021. For the year ended December 31, 2021, our U.S. revenues were $53.4 million, compared to $47.5 million for the year ended December 31, 2020, which represented an increase of 12% period over period. We expect to continue to incur losses for the next several years as we expand our commercial organization to support our planned sales growth and while continuing to invest in our pipeline indications. As of December 31, 2021, we had an accumulated deficit of $308.7 million.

Recent Developments

COVID-19

Throughout the years ended 2021 and 2020, the Company experienced a material impact to revenue, particularly with regards to U.S. treatment session revenues as a result of the COVID-19 pandemic. The Company expects that capital equipment sales and treatment session revenues will continue to be materially impacted by the pandemic as customers defer capital purchase decisions and delay new patient treatment starts. System utilization has also declined compared to pre-COVID-19 projections.

We have monitored the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it has and will continue to impact the Company’s customers, supply chain, employees and other business partners. While we experienced significant disruptions in the years ended 2021 and 2020 from the COVID-19 pandemic, we are unable to predict the ultimate impact that the COVID-19 pandemic may have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the ongoing pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic, vaccination rates and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity.

The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information, refer to “Risk Factors” in “Item 1A” of this Annual Report on Form 10-K.

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

We refer you to the section titled “Critical Accounting Policies and Use of Estimates—Revenue Recognition” appearing elsewhere in this Annual Report on Form 10-K for additional information regarding how we account for revenues.

Sales in the United States represented 97% and 96% of our total revenues for the years ending December 31, 2021 and 2020, respectively, and have been generated by our direct sales force. Outside the United States, our sales are made through local third-party distributors. International revenues were 3% and 4% for the years ended December 31, 2021 and 2020, respectively. We expect that both our United States and international revenues will increase in the near term as we continue to expand active customer sites utilizing our NeuroStar Advanced Therapy Systems and increase the related patient utilization in the United States, as well as grow our presence in Japan. We expect our revenues to be positively impacted to the extent our direct sales force is successful in increasing the rate of adoption and utilization of treatment with TMS Therapy as an alternative to other MDD treatments.

Cost of Revenues and Gross Margin

Cost of revenues primarily consists of the costs of components and products purchased from our third-party contract manufacturers of our NeuroStar Advanced Therapy Systems as well as the cost of treatment packs for individual treatment sessions. We use third-party contract manufacturing partners to produce the components for and assemble the completed NeuroStar Advanced Therapy Systems. Cost of revenues also includes costs related to personnel, royalties, warranty, shipping, and our operations and field service departments. We expect our cost of revenues to increase and to the extent our revenues grow.

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

We anticipate that our sales and marketing expenses will increase in 2022 compared to 2021 expenses as we continue to execute on our growth initiatives and expand our business in the United States.

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

We anticipate that our general and administrative expenses will remain materially consistent during 2022 compared to our 2021 expenses.

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

We plan to incur research and development expenses for the near future as we expect to continue our development of TMS Therapy for the treatment of additional patient populations and new indications related to neurohealth disorders, as well as for various hardware and software development projects. As a result, we expect our research and development expenses to increase during 2022 compared to our 2021 expenses.

Interest Expense

Interest expense consists of cash interest payable under our credit facility and non-cash interest attributable to the accrual of final payment fees and the amortization of deferred financing costs related to our indebtedness.

Other Income, Net

Other income, net consists primarily of interest income earned on our money market account balances and note receivables.

Results of Operations

Comparison of the Years ended December 31, 2021 and 2020

	Years ended December 31,		Increase / (Decrease)
	2021	2020	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$55,312	$49,244	$6,068	12%
Cost of revenues	11,653	11,554	99	1%
Gross Profit	43,659	37,690	5,969	16%
Gross Margin
	78.9%	76.5%
Operating expenses:
Sales and marketing	37,746	32,562	5,184	16%
General and administrative	25,554	18,236	7,318	40%
Research and development	7,923	9,201	(1,278)	(14)%
Total operating expenses	71,223	59,999	11,224	19%
Loss from Operations	(27,564)	(22,309)	(5,255)	(24)%
Other (income) expense:
Interest expense	4,019	4,522	(503)	(11)%
Loss on extinguishment of debt	—	924	(924)	100%
Other income, net	(390)	(302)	(88)	(29)%
Net Loss	$(31,193)	$(27,453)	$(3,740)	(14)%

	Revenues by Geography
	Years ended December 31,
	2021		2020
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$53,447	97%	$47,519	96%
International	1,865	3%	1,725	4%
Total revenues	$55,312	100%	$49,244	100%

	U.S. Revenues by Product Category
	Years ended December 31,
	2021		2020
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$9,760	18%	$11,094	23%
Treatment sessions	41,933	78%	34,852	73%
Other	1,754	4%	1,573	4%
Total U.S. revenues	$53,447	100%	$47,519	100%

	United States NeuroStar Advanced Therapy System
	Revenues by Type
	Years ended December 31,
	2021		2020
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Capital	$8,820	90%	$10,518	95%
Operating lease	$279	3%	437	4%
Other	$661	7%	139	1%
Total United States NeuroStar Advanced Therapy System revenues	$9,760	100%	$11,094	100%

Revenues

Total revenues increased by $6.1 million, or 12%, from $49.2 million for the year ended December 31, 2020 to $55.3 million for the year ended December 31, 2021. For the period ended December 31, 2021, U.S. revenue increased by 12% and international revenue increased by 8% over the comparative prior year period. The U.S. revenue growth was primarily due to an increase in U.S. treatment session revenue and the international revenue growth was primarily driven by an increase in international NeuroStar Advanced Therapy Systems sales.

Revenues in the United States increased by $5.9 million, or 12%, from $47.5 million for the year ended December 31, 2020 to $53.4 million for the year ended December 31, 2021. NeuroStar Advanced Therapy System revenue in the United States decreased by $1.3 million, or 12%, in the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was primarily driven by a 16% decrease in NeuroStar Advanced Therapy System capital revenue, which includes capital sales and sales-type leases. The decrease in NeuroStar capital revenue was primarily driven by a decrease of 37 units in NeuroStar Advanced Therapy Systems sold from 166 units for the year ended December 31, 2020 to 129 units for the year ended December 31, 2021. We believe the decline in volume for the NeuroStar Advanced Therapy System revenues between these two periods was primarily due to the impact of COVID-19 as demand for our NeuroStar Therapy System units continued to be significantly impacted by the on-going economic uncertainty created by COVID-19, which created slower than expected expansion into new customer accounts and existing national accounts by our commercial organization. The Company expects to recognize future recurring treatment session revenue related to the sale of 147 NeuroStar Advanced Therapy systems, including 18 units recognized as operating leases, for the year ended December 31, 2021 compared to 166 units for the December 31, 2020 period. The Company did not enter into any operating lease sale agreements in the year ended December 31, 2020 period.

Treatment sessions revenues represented 78% and 73% of total revenues in the United States for the years ended December 31, 2021 and 2020, respectively, and increased by 20% from $34.9 million for the year ended December 31, 2020 to $41.9 million for the year ended December 31, 2021. The increase in U.S. treatment session revenue was primarily the result of an increase in 82,043 treatment sessions sold from 439,936 units for the year ended December 31, 2020 to 521,979 for the year ended December 31, 2021. We believe the increase in overall volume of treatment session revenue between these two periods was primarily due to the growth in active customer sites of 50 from 909 as of December 31, 2020 to 959 as of December 31, 2021. The growth in U.S. treatment session revenue was offset by the impact of COVID-19, which continued to delay new patient starts in 2021.

Cost of Revenues and Gross Margin

Cost of revenues increased by $0.1 million, or 1%, from $11.6 million for the year ended December 31, 2020 to $11.7 million for the year ended December 31, 2021. Gross margin was 78.9% for the year ended December 31, 2021 compared to 76.5% for the year ended December 31, 2020. The increase in gross margin was the result of a change in the product mix of revenue versus the prior year.

Sales and Marketing Expenses

Sales and marketing expenses increased by $5.1 million, or 16%, from $32.6 million for the year ended December 31, 2020 to $37.7 million for the year ended December 31, 2021. The change was primarily due to an increase of $4.1 million in personnel costs related to salary, share-based compensation, bonus, commissions and payroll taxes, $2.8 million in marketing, related to advertising, trade shows, and new marketing directives, $0.6 million in travel related expenses and $0.3 million related to national sales meetings and sales training costs. The increase in expense was offset by a decrease of $2.1 million in severance related costs and $0.6 million in professional fees. The Company incurred additional sales and marketing expense for the year ended December 31, 2021 compared to the year ended December, 2020 in order to strategically implement new marketing initiatives and to hold more in-person sales events in 2021 with the lifting of certain COVID-19 restrictions.

General and Administrative Expenses

General and administrative expenses increased by $7.4 million, or 40%, from $18.2 million for the year ended December 31, 2020 to $25.6 million for the year ended December 31, 2021. The change was primarily due to an increase of $4.0 million in personnel costs related to share-based compensation and bonus expense, $2.1 million in IT costs related to consulting spend, $0.7 million of administrative costs related to an increase in D&O insurance and credit card processing fees and $0.6 million in other consulting, travel and professional fee related expenses.

Research and Development Expenses

Research and development expenses decreased by $1.3 million, or 14%, from $9.2 million for the year ended December 31, 2020 to $7.9 million for the year ended December 31, 2021. The change was primarily due to a decrease of $1.5 million in personnel costs related to salary, severance and share-based compensation expense due to a decrease in headcount, which was offset by $0.2 million increase in professional fees related to consulting expense as the Company continued to incur research and development costs to pursue additional indications and NeuroStar Advanced Therapy System upgrades.

Interest Expense

Interest expense decreased by $0.5 million, or 11%, from $4.5 million for the year ended December 31, 2020 to $4.0 million for the year ended December 31, 2021. The decrease in interest expense was due to the loss on extinguishment of debt charge recognized in the first quarter of 2020 as part of the termination of Oxford debt facility. Refer to “Note 12. Debt” in our audited financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K regarding the Oxford debt facility.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was due to our recognition of unamortized debt discount and deferred issuance costs as part of Oxford debt facility extinguishment in the first quarter of 2020.

Other Income, Net

Other income, net increased by $0.1 million, or 29% from ($0.3) million for the year ended December 31, 2020 to ($0.4) million for the year ended December 31, 2021, primarily as a result of increased interest income earned on the Company’s money market accounts and note receivables.

Comparison of the Years ended December 31, 2020 and 2019

The information required within this section is incorporated by reference to the information set forth in the section titled “Comparison of the Years ended December 31, 2020 and 2019” in “Management’s Discussion

and Analysis of our Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K filed on March 2, 2021.

Liquidity and Capital Resources

Overview

On February 2, 2021, we closed a secondary public offering and sale of our common stock in which we issued and sold 5,566,000 shares of our common stock, which included shares pursuant to an option granted to underwriters to purchase additional shares, at a public offering price of $15.50 per share. We received net proceeds of approximately $80.6 million after deducting underwriting discounts, commissions and estimated offering expenses. Our common stock is listed on the Nasdaq Global Market under the trading symbol “STIM.”

As of December 31, 2021, we had cash and cash equivalents of $94.1 million and an accumulated deficit of $308.7 million, compared to cash and cash equivalents of $49.0 million and an accumulated deficit of $277.5 million as of December 31, 2020. We incurred negative cash flows from operating activities of $28.0 million and $28.4 million for the years ended December 31, 2021 and 2020, respectively. We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to expand our sales and marketing initiatives to support our growth in existing and new markets, invest funds in additional research and development activities and utilize cash for other corporate purposes. Our primary sources of capital to date have been from our IPO, private placements of our convertible preferred securities, borrowings under our credit facility, sales of our products and a secondary public offering of our common stock. As of December 31, 2021, we had $35.0 million of borrowings outstanding under our credit facility, which has a final maturity in February 2025. Management believes that the Company’s cash and cash equivalents as of December 31, 2021 and anticipated revenues from sales of its products are sufficient to fund the Company’s operations for at least 12 months from the issuance of these financial statements.

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

Our current and future funding requirements will depend on many factors, including:

●	the impact of COVID-19 and related governmental responses;
●	our ability to achieve revenue growth and improve operating margins;
●	compliance with the terms and conditions, including covenants, set forth in our credit facility;
●	the cost of expanding our operations and offerings, including our sales and marketing efforts;

●	our ability to improve or maintain coverage and reimbursement arrangements with domestic third-party and government payors, particularly in Japan;
●	our rate of progress in establishing coverage and reimbursement arrangements from international commercial third-party and government payors;
●	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our products and maintaining or improving our sales to our current customers;
●	the cost of research and development activities, including research and development relating to additional indications of neurohealth disorders;
●	the effect of competing technological and market developments;
●	costs related to international expansion; and
●	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.

The Company’s material cash requirements include the following contractual and other obligations.

Debt

As of December 31, 2021, the Company had $35.0 million of borrowings outstanding under the Solar credit facility, which has a final maturity in February 2025 (“maturity”). The interest rate on borrowings under the credit facility is variable and resets monthly. Unless the Company refinances the debt, the Company will commence principal payments on the facility starting in April 2023 with total borrowings of $35.0 million due at maturity. In addition, the Company will make a final payment fee of $1.9 million at maturity. Future interest payments related to the facility total $7.6 million, including $3.3 million due within the next twelve months as of December 31, 2021.

Leases

The Company has lease arrangements for equipment and certain facilities, including corporate headquarters and our warehouse in Malvern, Pennsylvania and a training facility in Charlotte, North Carolina. As of December 31, 2021, the Company had fixed lease payment obligations of $5.3 million, including $0.7 million due within the next twelve months.

Cash Flows

The following table sets forth a summary of our cash flows for the years ended December 31, 2021, 2020, and 2019:

	Years ended
	December 31,
	2021	2020	2019

Net Cash Used in Operating Activities	$(27,983)	$(28,390)	$(30,482)
Net Cash Used in Investing Activities	(9,839)	(730)	(813)
Net Cash Provided by Financing Activities	83,006	2,369	2,420
Net Increase (Decrease) in Cash and Cash Equivalents	$45,184	$(26,751)	$(28,875)

Net Cash Used in Operating Activities

Net cash used in operating activities for 2021 was $28.0 million, consisting primarily of a net loss of $31.2 million and an increase in net operating assets of $6.6 million, partially offset by non-cash charges of $9.8 million. The increase in net operating assets was primarily due to increases in accounts receivable, inventory and prepaid commission expense, which were offset by increases in accounts payable and accrued expenses as a result of timing and accrued 2021 compensation and commissions as of December 31, 2021. Non-cash charges consisted of depreciation and amortization, non-cash interest expense, share-based compensation, and the cost of rental units purchased by customers.

Net cash used in operating activities for 2020 was $28.4 million, consisting primarily of a net loss of $27.5 million and an increase in net operating assets of $8.3 million, partially offset by non-cash charges of $7.3 million. The increase in net operating assets was primarily due to an increase in net investment in sales-type leases and prepaid commission expense, which were offset by a decrease in accrued expenses due to timing and the 2020 payments of 2019 incentive compensation and commissions accrued as of December 31, 2019. Non-cash charges consisted of depreciation and amortization, non-cash interest expense, share-based compensation, the cost of rental units purchased by customers, and the loss on debt extinguishment.

Net cash used in operating activities for 2019 was $30.5 million, consisting primarily of a net loss of $29.0 million and an increase in net operating assets of $6.9 million, partially offset by non-cash charges of $5.5 million. The increase in net operating assets was primarily due to an increase in accounts receivable and inventory as a result of higher sales volumes, as well as an increase in prepaid commission expense. Non-cash charges consisted of depreciation and amortization, non-cash interest expense, share-based compensation, and the cost of rental units purchased by customers.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2021, 2020 and 2019 was $9.8 million, $0.7 million and $0.8 million, respectively. Net cash used in investing activities for the year ended December 31, 2021 was due to the issuance of our promissory note and purchases of property and equipment and capitalized software costs. Net cash used in investing activities for the year ended December 31, 2020 and 2019 was in each case attributable to purchases of property and equipment and capitalized software costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31 2021 was $83.0 million and primarily consisted of additional proceeds from our secondary public offering and sale of our common stock on February 2, 2021 and cash proceeds related to stock option exercises.

Net cash provided by financing activities for the year ended December 31, 2020 and 2019 was $2.4 million and in each cash attributable primarily to proceeds from the exercise of stock options.

Indebtedness

Refer to “Note 12. Debt” in our audited financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K for information regarding our current Solar credit facility and extinguished Oxford credit facility.

Solar Credit Facility

Based on a 36-month amortization of the outstanding principal amounts of the Term A Loan beginning on April 1, 2023 as discussed in “Note 12. Debt”, the following table sets forth by year our required future principal payments under the Term A Loan (in thousands):

Principal
Year:	Payments
2022	$—
2023	13,125
2024	17,500
2025	4,375
2026	—
Total principal payments	$35,000

Common Stock Offering

On February 2, 2021, we closed a secondary public offering of our common stock in which we issued and sold 5,566,000 shares of our common stock, which included shares pursuant to an option granted to underwriters to purchase additional shares, at a public offering price of $15.50 per share. We received net proceeds of approximately $80.6 million after deducting underwriting discounts, commissions and estimated offering expenses. The Company intends to use the net proceeds of the offering for general corporate purposes, including working capital, research and development, marketing and evaluating new clinical indications.

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

Revenue Recognition

On January 1, 2019, we adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, using the modified retrospective method. Under ASC 606, we recognize revenue when control of the promised good or service is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those good or services. Accordingly, we determine revenue recognition by applying the following steps:

●	identification of the contract, or contracts, with a customer;
●	identification of the performance obligations in the contract;
●	determination of the transaction price;
●	allocation of the transaction price to the performance obligations in the contract; and
●	recognition of revenue when, or as, we satisfy a performance obligation.

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

In addition, we provide a one year warranty for systems sold in the United States. Terms of product warranty differ amongst our third-party distributors outside the United States, but are generally one year. We provide for the estimated cost to repair or replace products under any warranty at the time of sale. We also offer our customers in the United States annual service contracts. Revenue from the sale of annual service contracts is recognized on a straight-line basis over the period of the applicable contract. We also earn revenue from customers from services outside of their warranty term or annual service contracts. Such service revenue is recognized as the services are provided.

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

As discussed in “Note 12. Debt” in our audited financial statements and related notes thereto appearing elsewhere in of this Annual Report on Form 10-K, our credit facility bears interest at 7.65% plus the greater of (a) 1.66% or (b) the rate per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. As a result, we are exposed to risks from changes in interest rates. We believe that a one-point increase in interest rates would result in an approximate $0.4 million increase to our interest expense for the year ended December 31, 2021.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021 at the reasonable assurance level.

This Annual Report on Form 10-K does not include an attestation report of internal control over financial reporting from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2021, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1 - Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers of the Company” contained in “Delinquent Section 16(a) Reports” in our 2022 Proxy Statement.

Item 11.    Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Compensation” in our 2022 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our 2022 Proxy Statement.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the section titled “Transactions with Related Persons” and “Information regarding the Board of Directors and Corporate Governance” in our 2022 Proxy Statement.

Item 14.   Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” contained in “Proposal 2 – Ratification of Selection of Independent Registered Public Accounting Firm” in our 2022 Proxy Statement.

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

(b) Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Ninth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 8-K filed July 6, 2018)
3.2	Certificate of Amendment to the Registrant’s Ninth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed May 30, 2019)
3.3	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form 8-K filed July 6, 2018)
3.4	First Amendment to the Registrant’s Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed May 30, 2019)
3.5	Certificate of Elimination of Series A Junior Participating Preferred Stock of Neuronetics, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed April 9, 2021)
4.1	Specimen Stock Certificate evidencing shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

4.2	Form of Warrant to Purchase Stock, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333- 225307))
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

10.15+	Form of Severance Agreement (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))
10.16+	Form of Restrictive Covenant and Invention Assignment Agreement (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.17	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))
10.18◊	Amendment No. 1 to Distribution Agreement, dated May 31, 2019, by and between the Registrant and Teijin Pharma Limited (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed August 6, 2020)
10.19+	Employment Offer Letter Agreement between Neuronetics, Inc. and Stephen Furlong dated July 1, 2019 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed July 2, 2019)
10.20+

Employment Agreement, dated July 14, 2020, by and between Neuronetics, Inc. and Keith J. Sullivan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 17, 2020)

10.21+

Form of Neuronetics, Inc. Performance Restricted Stock Unit Grant Notice and Award Agreement under Nasdaq Listing RuI5635(c)(4) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

10.22+

Form of Neuronetics, Inc. Performance Restricted Stock Unit Grant Notice and Award Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

10.23+

Form of Neuronetics, Inc. Restricted Stock Unit Grant Notice and Award Agreement under Nasdaq Listing 5635(c)(4) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

10.24+

Form of Neuronetics, Inc. Stock Option Grant Notice and Agreement (Nonstatutory Stock Option) under Nasdaq ListI Rule 5635(c)(4) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

10.25+

Performance Restricted Stock Unit Grant Notice and Award Agreement, dated July 14, 2020, by and between Neuronetics, Inc. and Keith J. Sullivan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

10.26+

Restricted Stock Unit Grant Notice and Award Agreement, dated July 14, 2020, by and between Neuronetics, Inc. and Keith J. Sullivan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

10.27+

Stock Option Grant Notice and Agreement (Nonstatutory Stock Option), dated July 14, 2020, by and between Neuronetics, Inc. and Keith J. Sullivan (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

10.28+

Restricted Stock Unit Grant Notice and Award Agreement, dated October 5, 2020, by and between Neuronetics, Inc. and Sara Grubbs (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-252233) filed January 19, 2020)

10.29+	Neuronetics, Inc. 2020 Inducement Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-8 (File No. 333-252233) filed January 19, 2020)
10.30+

Form of Neuronetics, Inc. Performance Restricted Stock Unit Grant Notice and Award Agreement under the 2020 Inducement Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-8 (File No. 333-252233) filed January 19, 2020)

10.31+

Form of Neuronetics, Inc. Restricted Stock Unit Grant Notice and Award Agreement under the 2020 Inducement Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-8 (File No. 333-252233) filed January 19, 2020)

10.32+

Form of Neuronetics, Inc. Stock Option Grant Notice and Agreement (Nonstatutory Stock Option) under the 2020 Inducement Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-8 (File No. 333-252233) filed January 19, 2020)

10.33

Second Amendment to Loan and Security Agreement, dated December 2, 2020, by and among Solar Capital Ltd., as collateral agent, the lenders listed on the signature pages thereto, and Neuronetics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2020)

10.34

Third Amendment to Loan and Security Agreement, dated February 15, 2022, by and among SLR Investment Corp. (formerly known as Solar Capital Ltd.), as collateral agent, the lenders listed on the signature pages thereto, and Neuronetics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2022)

10.35	Secured Promissory Note, by and between Check Five LLC d/b/a Success TMS and the Registrant, dated September 29, 2021 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed October 5, 2021)
23.1*	Consent of KPMG LLP, independent registered public accounting firm
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.
101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith
+	Indicates management contract or compensatory plan.
◊	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

Item 16.   Form 10-K Summary

Not applicable.

NEURONETICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Neuronetics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Neuronetics, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2003.

Philadelphia, Pennsylvania

March 8, 2022

NEURONETICS, INC.

Balance Sheets

(In thousands, except per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$94,141	$48,957
Accounts receivable, net	7,706	7,166
Inventory	6,563	3,720
Current portion of net investments in sales-type leases	2,198	1,887
Current portion of prepaid commission expense	1,559	1,096
Current portion of note receivables	74	—
Prepaid expenses and other current assets	3,090	2,186
Total current assets	115,331	65,012
Property and equipment, net	1,220	730
Operating lease right-of-use assets	3,884	3,418
Net investments in sales-type leases	1,697	2,331
Prepaid commission expense	6,763	5,300
Long-term note receivables	10,110	—
Other assets	2,218	1,866
Total Assets	$141,223	$78,657
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,299	$3,749
Accrued expenses	8,233	7,319
Deferred revenue	2,501	2,020
Current portion of operating lease liabilities	670	594
Current portion of long-term debt, net	—	—
Total current liabilities	15,703	13,682
Long-term debt, net	35,335	34,620
Deferred revenue	1,471	1,741
Operating lease liabilities	3,539	3,121
Total Liabilities	56,048	53,164
Commitments and contingencies (Note 18)	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or
outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value: 200,000 shares authorized; 26,395 and 19,114
shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	264	191
Additional paid-in capital	393,644	302,842
Accumulated deficit	(308,733)	(277,540)
Total Stockholders' Equity	85,175	25,493
Total Liabilities and Stockholders’ Equity	$141,223	$78,657

The accompanying notes are an integral part of these financial statements.

NEURONETICS, INC.

Statements of Operations

(In thousands, except per share data)

	Years ended December 31,
	2021	2020	2019
Revenues	$55,312	$49,244	$62,656
Cost of revenues	11,653	11,554	15,389
Gross Profit	43,659	37,690	47,267
Operating expenses:
Sales and marketing	37,746	32,562	42,993
General and administrative	25,554	18,236	17,457
Research and development	7,923	9,201	13,747
Total operating expenses	71,223	59,999	74,197
Loss from Operations	(27,564)	(22,309)	(26,930)
Other (income) expense:
Interest expense	4,019	4,522	3,685
Loss on extinguishment of debt	—	924	—
Other income, net	(390)	(302)	(1,571)
Net Loss	$(31,193)	$(27,453)	$(29,044)
Net loss per share of common stock outstanding, basic and diluted	$(1.22)	$(1.46)	$(1.58)
Weighted-average common shares outstanding, basic and diluted	25,479	18,835	18,380

The accompanying notes are an integral part of these financial statements.

NEURONETICS, INC.

Statements of Changes in Stockholders’ Equity

(In thousands)

				Additional				Total
	Common Stock			Paid-in		Accumulated		Stockholders’
	Shares	Amount		Capital		Deficit		Equity
Balance at December 31, 2018	17,744		$177		$291,908		$(221,043)		$71,042
Share-based awards and options exercises	901		9		2,411		—		2,420
Share-based compensation expense	—		—		3,434		—		3,434
Net loss	—		—		—		(29,044)		(29,044)
Balance at December 31, 2019	18,645		$186		$297,753		$(250,087)		$47,852
Share-based awards and options exercises	469		5		685		—		690
Share-based compensation expense	—		—		4,404		—		4,404
Net loss	—		—		—		(27,453)		(27,453)
Balance at December 31, 2020	19,114		$191		$302,842		$(277,540)		$25,493
Share-based awards and options exercises	1,715		17		2,418		—		2,435
Issuance of common stock, net of issuance costs of $401	5,566	—	56	—	80,515	—	—	—	80,571
Share-based compensation expense	—		—		7,869		—		7,869
Net loss	—		—		—		(31,193)		(31,193)
Balance at December 31, 2021	26,395		$264		$393,644		$(308,733)		$85,175

The accompanying notes are an integral part of these financial statements.

NEURONETICS, INC.

Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net loss	$(31,193)	$(27,453)	$(29,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,060	941	1,065
Share-based compensation	7,869	4,404	3,434
Non-cash interest expense	715	1,192	753
Cost of rental units purchased by customers	203	179	223
Loss on extinguishment of debt	—	622	—
Changes in certain assets and liabilities:
Accounts receivable, net	(3,054)	(597)	(950)
Inventory	(3,444)	(945)	(306)
Net investments in sales-type leases	324	(1,609)	(2,610)
Leasehold reimbursement	—	836	—
Prepaid commission expense	(1,926)	(1,928)	(4,468)
Prepaid expenses and other assets	62	(641)	(565)
Accounts payable	276	(1,085)	299
Accrued expenses	910	(1,733)	1,549
Deferred revenue	215	(573)	138
Net Cash Used in Operating Activities	(27,983)	(28,390)	(30,482)

Cash Flows from Investing Activities:
Purchases of property and equipment and capitalized software	(2,353)	(730)	(813)
Issuance of promissory note	(7,486)	—	—
Net Cash Used in Investing Activities	(9,839)	(730)	(813)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	41,360	—
Repayment of long-term debt	—	(38,860)	—
Payments of debt issuance costs	—	(821)	—
Proceeds from exercises of stock options	2,435	690	2,420
Payments of common stock offering issuance costs	(401)	—	—
Proceeds from the issuance of common stock	80,972	—	—
Net Cash Provided by Financing Activities	83,006	2,369	2,420
Net Increase (Decrease) in Cash and Cash Equivalents	45,184	(26,751)	(28,875)
Cash and Cash Equivalents, Beginning of Period	48,957	75,708	104,583
Cash and Cash Equivalents, End of Period	$94,141	48,957	75,708
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,304	3,892	2,949
Transfer of Inventory to PP&E	601	—	37
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$273	208	377
Reduction of accounts receivable in long-term note receivable	2,514	—	—

The accompanying notes are an integral part of these financial statements.

NEURONETICS, INC.

Notes to Financial Statements

1.   DESCRIPTION OF BUSINESS

Neuronetics, Inc., or the Company, is a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from neurohealth disorders. The Company’s first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation, or TMS, to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system was cleared in 2008 by the United States Food and Drug Administration, or the FDA, to treat adult patients with major depressive disorder, or MDD, who have failed to achieve satisfactory improvement from prior antidepressant medication in the current episode. The Company intends to continue to pursue development of its NeuroStar Advanced Therapy System for additional indications.

COVID-19

The Company is monitoring the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact the Company’s customers, supply chain, employees and other business partners. While the Company experienced significant disruptions in March 2020 through the end of December 2021, from the COVID-19 pandemic, it is unable to predict the full impact that the COVID-19 pandemic may have on its financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets.

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

Liquidity

As of December 31, 2021, the Company had cash and cash equivalents of $94.1 million and an accumulated deficit of $308.7 million. The Company incurred negative cash flows from operating activities of $28.0 million, $28.4 million and $30.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company seeks to expand its sales and marketing initiatives to support its growth into existing and new markets and invest in additional research and development activities. The Company’s primary sources of capital to date have been from its initial public offering, private placements of its convertible preferred securities, borrowings under its credit facility, proceeds from its secondary public offering of common stock, and revenues from sales of its products. As of December 31, 2021, the Company had $35.0 million of borrowings outstanding under its credit facility, which matures in February 2025. Management believes that the Company’s cash and cash equivalents as of December 31, 2021 and anticipated revenues from sales of our products are sufficient to fund the Company’s operations for at least the next 12 months from the issuance of these financial statements.

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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2021 and 2020, cash equivalents consisted of money market funds.

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

Leases

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

The Company leases warehouse, office space, a training facility and office equipment pursuant to net operating leases. Operating leases where the Company is the lessor are included in revenue on the Statements of Operations.

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

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

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

Lease assets for sales-type leases where the Company is the lessor and ROU assets for operating leases where the Company is the lessee are periodically reduced by impairment losses. The Company uses the loans impairment guidance in ASC Subtopic 330-10, Receivables, and the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether a lease asset or a ROU asset, respectively, is impaired, and if so, the amount of the impairment loss to recognize. For the year ended December 31, 2021, the Company recognized $0.1 million in impairment losses and included within “Sales and marketing expense” on the statements of operations. The Company did not recognize any impairment losses for the year ended December 31, 2020.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Impairment testing requires management to estimate the future net undiscounted cash flows of an asset using assumptions believed to be reasonable. Actual cash flows may differ from the estimates used in the impairment testing. If such assets are considered to be impaired, the Company recognizes an impairment loss when and to the extent that the estimated fair value of an asset is less than its carrying value. The Company has not recorded any impairment of its long-lived assets for the years ended December 31, 2021, 2020 and 2019.

Note Receivables

Note receivables are reported on the Company’s balance sheet at amortized cost basis. The Company recognizes interest income within other income, net within the statements of operations.

Note receivables are periodically reviewed to determine whether a note receivable is impaired, and if so, the amount of the impairment loss to recognize. For the year ended December 31, 2021, the Company recognized $0.1 million in impairment charges and included within “Sales and marketing expense” on the statements of operations.

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

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

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

Performance Obligations

The unit of account for Topic 606 is the performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer or a series of distinct goods or services that are substantially the same and have the same pattern of transfer. A contract’s transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s contracts are comprised of the following performance obligations:

(1)	The NeuroStar TMS Therapy System (the “System”) which includes a chair, an electromagnet coil, a monitoring console and accessories. The various components are inputs that function together to deliver a combined output and together form one performance obligation (a NeuroStar Advanced Therapy System). Revenues from the sale of the System are satisfied at the point-in-time when delivered to the customer’s premises.
(2)	NeuroStar Treatment Session (the “Treatment Session”) is a single use consumable that is delivered via an encrypted activation code and is required in order for a clinician to perform transcranial magnetic stimulation (“TMS”) therapy. Revenues from the sale of the Treatment Sessions are satisfied at the point-in-time when delivered to the customer. The Company determined that sales of Treatment Sessions are not part of the enforceable rights and obligations of the System sales, except when sold with System sales.
(3)	Separately priced extended warranties and when-and-if-available upgrade rights are considered service-type warranties. Warranty services are considered stand-ready obligations satisfied over-time and recognized using a straight-line time-based measurement toward completion.
(4)	The System clinical and reimbursement training enable the clinician to provide patient treatment. The trainings are not required in order to operate the System but are required in order to receive a certification from the Company and accordingly are not essential to the functionality of other performance obligations. Training services are recognized at a point-in-time when training is complete, typically simultaneous to or near the time of delivery of the System.

In addition, the Company has determined that there are various perfunctory deliverables such as installation of the System, the technical support hotline and marketing materials which the Company does not separately recognize as revenue nor does the Company accrue the estimated cost of providing these goods and services because they are not material. The Company provides a one-year warranty on all new System sales

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

which were determined to be assurance-type warranties and thus not considered a separate performance obligation. The Company accrues the cost of providing these warranties.

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

Distribution Agreement

The Company has an exclusive distribution agreement that began in October 2017 with a foreign entity for a period of 7 ½ years with two 2 year renewal options. As consideration for the right to be the sole distributor of the Company’s products and use of the Company’s intellectual property in the foreign territory, the distributor is required to make certain fixed milestone payments upon contract execution and regulatory approval. In addition, the distributor is required to make variable milestone payments depending upon regulatory reimbursement rates. Furthermore, the distributor is required to make certain minimum purchases based upon sales history and forecasts subject to a ceiling and floor. The Company assessed the potential performance obligations in this contract and concluded that the contract contained the following performance obligations:

●	Exclusive distribution and intellectual property license
●	NeuroStar TMS Therapy System (the “System”)
●	NeuroStar Treatment Session (the “Treatment Session”)

The distribution agreement contains pricing for the Company’s products and services. The contractual purchase prices were determined to be at the standalone selling prices based on the expected sales volumes of this customer type and thus the Company concluded that this agreement did not contain a separate performance obligation for the material right to discounted Systems and Treatments Sessions. The Company allocated the transaction price through a combination of the cost plus a margin approach and the residual method. For the System and Treatment Sessions the Company maximized the use of observable inputs by beginning with average historical contractual selling prices and adjusting on a consistent and rational basis for pricing trends, the customer type and expected sales volumes and the Company’s changing cost and margins. Since it was determined that the contractual selling prices for the Company’s products and services in the distribution agreement were at the standalone selling prices, the residual consideration which is made up of the fixed and variable milestone payments was allocated to the exclusive distribution and intellectual property license. The exclusive distribution and intellectual property rights were determined to be symbolic IP and thus recognized over time. The System and Treatment Sessions were determined to be performance obligations recognized at a point-in-time when delivered to the distributor.

Contract Estimates

Accounting for the Company’s contracts involves the use of significant judgments and estimates including determining the separate performance obligations, allocating the transaction price to the different performance obligations and determining the method to measure the entity’s performance toward satisfaction

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

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

Contract Balances

Payment terms typically require payment upon shipment of the System and additional payments as access codes are delivered, which can span several years after the System is first delivered and installed. The timing of revenue recognition compared to billings and cash collections typically results in accounts receivable. However, sometimes customer advances and deposits might be required for certain customers and are recorded as contract liabilities. Changes in the contract asset and liability balances during the years ended December 31, 2021 and 2020 were not materially impacted by any other factors.

As of December 31, 2021, the Company expects to recognize approximately the following percentages of deferred revenue by year:

Revenue
Year:	Recognition
2022	60%
2023	17%
2024	17%
2025	6%
2026	—%
Thereafter	—%
Total	100%

Revenue recognized for the years ended December 31, 2021 and 2020 that was included in the contract liability balance at the beginning of the year was $1.9 million and $2.0 million, respectively, and primarily represented revenue earned from separately priced extended warranties, rent-to-own revenue, milestone revenue, and clinical training.

Customers

One customer accounted for more than 10% of our revenues for the years ended December 31, 2021 and 2020, respectively.

Research and Development Expenses

Research and development activities are expensed as incurred. Costs incurred in obtaining technology licenses are charged immediately to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future uses.

Share-based Compensation

The Company recognizes the grant-date fair value of share-based awards issued as compensation as expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The fair value of restricted stock awards and restricted stock units is estimated at the time of grant, based on the grant date fair value of the Company’s common stock. The fair value of performance restricted stock units is estimated at the time of grant and is determined using a risk neutral Monte Carlo simulation

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

valuation model, which requires the use of inputs and assumptions such as the fair value of the underlying common stock, risk free interest rate, and expected volatility. The performance restricted stock units generally vest based on appreciation of the Company’s common stock to a certain price as determined by the Company’s board of directors measured using a trailing 30-day volume weighted average price of a share of the Company’s common stock. The fair value of stock options is estimated at the time of grant using the Black-Scholes option pricing model, which requires the use of inputs and assumptions such as the fair value of the underlying common stock, exercise price of the option, expected term, risk-free interest rate, expected volatility and dividend yield.

The fair value of each grant of stock options awarded during the years ended December 31, 2021, 2020 and 2019 was determined using the following methods and assumptions:

●	Fair Value of Common Stock. The Company’s board of directors has determined the per share fair value of the Company’s common stock based on the closing price as reported by the Nasdaq Global Market on the date of grant.
●	Expected Term. Due to the historical lack of a public market for the trading of the Company’s common stock and the lack of sufficient company-specific historical data, the expected term of employee stock options is determined using the “simplified” method, as prescribed in SEC Staff Accounting Bulletin (SAB) No. 107 (SAB 107), whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option. The expected term of nonemployee stock options is equal to the contractual term.
●	Risk-free Interest Rate. The risk-free interest rate is based on the interest rate payable on United States Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected term.
●	Expected Volatility. The expected volatility is based on historical volatilities of peer companies within the Company’s industry which were commensurate with the expected term assumption, as described in SAB 107.
●	Dividend Yield. The dividend yield is 0% because the Company has never paid, and for the foreseeable future does not expect to pay, a dividend on its common stock.

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

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

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

Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our financial statements.

5.   FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaids and other current assets, and accounts payable on the Company’s balance sheets approximated their fair values as of December 31, 2021 and 2020 due to their short-term nature. The carrying values of the Company’s current credit facility approximated its fair value as of December 31, 2021 and 2020 due to its variable interest rate. The carrying value of the Company’s note receivable approximated its fair value as of December 31, 2021 due to its variable interest rate.

Certain of the Company’s financial instruments are measured at fair value using a three-level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1:Inputs are quoted prices for identical instruments in active markets.

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

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

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as December 31, 2021 and 2020 (in thousands):

December 31, 2021
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$91,236	$91,236	$91,236	$—	$—

December 31, 2020
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$47,117	$47,117	$47,117	$—	$—

6.   ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net as of December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,
	2021	2020
Gross accounts receivable - trade	$9,168	$8,178
Less: Allowances for doubtful accounts	(1,462)	(1,012)
Accounts receivable, net	$7,706	$7,166

The following table presents a rollforward of the allowance for doubtful accounts (in thousands):

	Balance at	Bad Debt	Write-offs of	Balance at
	Beginning of	Expense	Uncollectible	End of
	Period	Recognized	Balances	Period
Year ended December 31, 2019	$(500)	(353)	305	$(548)
Year ended December 31, 2020	$(548)	(897)	433	$(1,012)
Year ended December 31, 2021	$(1,012)	(763)	313	$(1,462)

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

7.   PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

The following table presents the composition of property and equipment, net as of December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,
	2021	2020
Laboratory equipment	$249	$150
Office equipment	497	487
Computer equipment and software	1,598	1,360
Manufacturing equipment	341	273
Leasehold improvements	471	459
Rental equipment	601	405
Property and equipment, gross	3,757	3,134
Less: Accumulated depreciation	(2,537)	(2,404)
Property and equipment, net	$1,220	$730

As of December 31, 2021 and 2020, the Company had capitalized software costs, net of $2.5 million and $1.2 million, respectively, which are included in “Other assets” on the balance sheet.

Depreciation and amortization expense was $1.1 million, $0.9 million, and $1.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

8.  NOTE RECEIVABLES

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

As of December 31, 2021, Success TMS has represented to the Company that Success TMS is in compliance with all covenants of the Note.

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

Interest income recognized by the Company was $0.2 for the year ended December 31, 2021 and included within “Other income, net” on the statement of operations.

9.   LEASES

Lessee:

The Company has operating leases for its corporate headquarters, a training facility and office equipment, including copiers. The Company leases an approximately 32,000 square foot facility in Malvern, Pennsylvania for its corporate headquarters, which includes office and warehouse space. In the first quarter of 2019, the Company signed a lease modification for its Malvern facility that extended the lease through February 2028 and included approximately 10,000 square foot of additional premises. The Company has an option to extend the lease on its combined 42,000 square foot facility for an additional five-year term; however, the Company has determined it is not reasonably certain to exercise the option at this time due to on-going personnel expansion efforts.

The Company leases an approximately 9,600 square foot facility in Charlotte, North Carolina as a training facility for its NeuroStar Advanced Therapy Systems. The Company has an option to extend the lease on its training facility for an additional one-year term; however, the Company has determined it is not reasonably certain to exercise the option at this time after assessing contract, asset, entity and market conditions present upon lease commencement.

The Company also maintains operating leases on office equipment, including copiers, which end in March 2023. The Company does not currently have any finance leases or executed leases that have not yet commenced.

Operating lease rent expense was $0.7 million, $0.6 million, and $0.5 million for each of the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the weighted-average remaining lease term of operating leases was 6.0 years and the weighted-average discount rate was 7.1%.

The following table presents the supplemental cash flow information as a lessee related to leases for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$822	$760
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$866	$—

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

The following table sets forth by year the required future payments of operating lease liabilities as of December 31, 2021 (in thousands):

December 31, 2021
2022	$715
2023	880
2024	886
2025	898
2026	921
Thereafter	999
Total lease payments	5,299
Less imputed interest	(1,090)
Present value of operating lease liabilities	$4,209

Lessor sales-type leases:

Certain costumers have purchased NeuroStar Advanced Therapy Systems on a rent-to-own basis. The lease term is three years with a customer option to purchase the NeuroStar Advanced Therapy System at the end of the lease or automatic transfer of ownership of the NeuroStar Advanced Therapy System at the end of the lease.

The following table sets forth the profit recognized on sales-type leases (in thousands):

	Year Ended December 31,
	2021	2020
Profit recognized at commencement, net	$807	$1,075
Interest income	—	—
Total sales-type lease income	$807	$1,075

The following table sets forth a maturity analysis of the undiscounted lease receivables related to sales-type leases as of December 31, 2021 (in thousands):

December 31,
2021
2022	$2,207
2023	1,194
2024	480
2025	14
2026	—
Total sales-type lease receivables	$3,895

As of December 31, 2021 and 2020, the carrying amount of the lease receivables is $3.9 million and $4.2 million, respectively. The Company does not have any unguaranteed residual assets.

Lessor operating leases:

NeuroStar Advanced Therapy Systems sold on a rent-to-own basis prior to January 1, 2019 are accounted for as operating leases. NeuroStar Advanced Therapy Systems sold subsequent to January 1, 2019 for which collection is not probable are also accounted for as operating leases. For the years ended December 31, 2021, 2020 and 2019, the Company recognized operating lease income of $0.3 million, $0.4 million and $0.7 million, respectively.

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

The Company maintained Rental Equipment, net of $0.6 million and $0.2 million, as of December 31, 2021 and 2020, respectively, which are included in “Property and equipment, net” on the balance sheet. Rental equipment depreciation expense was $0.05 million, $0.1 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

On the Company’s balance sheets, the current portion of capitalized contract costs is represented by the current portion of prepaid commission expense, while the long-term portion is included in prepaid commission expense. Amortization expense was $1.3 million and $0.9 million for the years ended December 31, 2021 and December 31, 2020, respectively.

11.   ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,
	2021	2020
Compensation and related benefits	$5,090	$5,023
Consulting and professional fees	537	292
Research and development expenses	388	138
Sales and marketing expenses	268	73
Warranty	306	536
Sales and other taxes payable	664	726
Other	980	531
Accrued expenses	$8,233	$7,319

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

12.   DEBT

The following table presents the composition of debt as of December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,
	2021	2020
Outstanding principal	$35,000	$35,000
Accrued final payment fees	1,925	1,925
Less debt discounts	(1,590)	(2,305)
Total debt, net	35,335	34,620
Less current portion	—	—
Long-term debt, net	$35,335	$34,620

For the year ended December 31, 2021, the Company recognized interest expense of $4.0 million, of which $3.3 million was cash and $0.7 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

For the year ended December 31, 2020, the Company recognized interest expense of $4.5 million, of which $3.9 million was cash and $0.6 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

For the year ended December 31, 2019, the Company recognized interest expense of $3.7 million, of which $2.9 million was cash and $0.8 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

Solar Credit Facility

On March 2, 2020, the “Company entered into a loan and security agreement with SLR Investment Corp. (formerly known as Solar Capital Ltd.), or (“Solar”), as collateral agent, and other lenders defined in the agreement, for a credit facility, or the Solar Facility, that replaced the Company’s previous $35.0 million credit facility with Oxford Finance LLC, or Oxford, and such facility, the Oxford Facility.

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

On February 15, 2022, the Company, SLR Investment Corp. (formerly known as Solar Capital Ltd.) (“Solar”)., and our other lenders defined in the Solar Facility, executed an amendment to the Solar Facility and the Solar Amendment (the “2022 Solar Amendment”). The 2022 Solar Amendment waived any default under the Solar Facility and Solar Amendment that resulted from the Company’s failure to comply with the minimum monthly trailing twelve months net product revenue financial covenant, beginning with the testing period for the calendar month ending December 31, 2021 and continuing to the execution date of the 2022 Solar Amendment; (ii) decreased the amount of trailing twelve months net product revenue that the Company is required to achieve, for testing periods on and from the calendar month ending January 31, 2022; (iii) modified the definition of the fourth draw period with respect to the Company’s ability to borrow the Term D Loan portion of the Solar Facility, such that after giving effect to the 2022 Solar Amendment, the Term D Loan portion of the Solar Facility is no longer available to be drawn by the Company; and (iv) modified the definition of interest only extension conditions to allow commencement of loan principal amortization under the Solar Facility to be extended to March 1, 2023.

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

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

The Solar Facility includes a financial covenant requiring the attainment of a minimum trailing net revenue amount beginning on December 31, 2020. The Company and lenders executed the Solar Amendment in December 2020 that reduced the minimum trailing net revenue covenant requirement amounts beginning on December 31, 2020 to allow the Company to maintain compliance with the covenant as of December 31, 2020. The Company and lenders executed the 2022 Solar Amendment in February 2022 that reduced the minimum trailing net revenue covenant requirement amounts beginning on December 31, 2021 to allow the Company to maintain compliance with the covenant as of December 31, 2021. As of December 31, 2021, the Company is in compliance with the financial covenant and is projected to be in compliance with the reduced minimum revenue covenant amounts going forward.

As of December 31, 2021, the Company is in compliance with all covenants in the Solar Facility.

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

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

13.   STOCKHOLDERS’ EQUITY

Common Stock Offering

On February 2, 2021, the Company closed on their secondary public offering and sale (the “Offering) of their common stock in which the Company issued and sold 5,566,000 shares of our common stock, which included shares pursuant to an option granted to underwriters to purchase additional shares, at a public offering price of $15.50 per share. The Company received net proceeds of $80.6 million after deducting underwriting discounts, commissions and offering expenses.

Common Stock

The Company’s amended and restated certificate of incorporation as of December 31, 2020 authorized the issuance of 200.0 million shares of common stock, $0.01 par value per share, of which 26.4 million were issued and outstanding as of December 31, 2021.

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Shares of common stock issued	26,395	19,114
Shares of common stock reserved for issuance for:
Common stock warrants outstanding	75	105
Stock options outstanding	1,499	2,365
Restricted stock units outstanding	2,124	1,860
Shares available for grant under stock incentive plan	2,037	1,530
Shares available for sale under employee stock purchase plan	799	608
Total shares of common stock issued and reserved for issuance	32,929	25,582

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

Common Stock Warrants

The following table summarizes the Company’s outstanding common stock warrants as of December 31, 2021 and 2020 (in thousands):

December 31, 2021
Warrants
Outstanding	Exercise Price	Expiration Date
14	$19.55	Dec-2022
20	$9.73	Aug-2023
20	$9.73	Mar-2024
21	$9.73	Dec-2024
75

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

December 31, 2020
Warrants
Outstanding	Exercise Price	Expiration Date
14	$19.55	Dec-2022
30	$9.73	Feb-2021
20	$9.73	Aug-2023
20	$9.73	Mar-2024
21	$9.73	Dec-2024
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

A net loss cannot be diluted, so when the Company is in a net loss position, basic and diluted loss per common share are the same. If in the future the Company achieves profitability, the denominator of a diluted earnings per common share calculation will include both the weighted-average number of shares outstanding and the number of common stock equivalents, if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents potentially include warrants, stock options, non-vested restricted stock awards and non-vested performance restricted stock units using the treasury stock method, along with the effect, if any, from the potential conversion of outstanding securities, such as convertible preferred stock.

The following potentially dilutive securities outstanding as of December 31, 2021, 2020 and 2019 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	December 31,
	2021	2020	2019
Stock options	1,499	2,365	2,415
Non-vested performance restricted stock units	395	—	—
Non-vested restricted stock units	1,729	1,860	245
Common stock warrants	75	105	105

15.   SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its statements of operations for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	Years ended December 31,
	2021	2020	2019
Cost of revenues	$79	$66	$67
Sales and marketing	2,096	1,813	1,339
General and administrative	5,496	2,076	1,596
Research and development	198	449	432
Total	$7,869	$4,404	$3,434

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

2018 Equity Incentive Plan

In June 2018, the Company adopted the 2018 Equity Incentive Plan, or 2018 Plan, which authorized the issuance of up to 1.4 million shares, subject to an annual 4% increase based on the number of shares of common stock outstanding, in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. The amount and terms of grants are determined by the Company’s board of directors. All stock options granted to date have had exercise prices equal to the fair value, as determined by the closing price as reported by the Nasdaq Global Market, of the underlying common stock on the date of grant. The contractual term of stock options is up to 10 years, and stock options are exercisable in cash or as otherwise determined by the board of directors. Generally, stock options vest 25% upon the first anniversary of the date of grant and the remainder ratably monthly thereafter for 36 months. Restricted stock units generally vest ratably in three equal installments on the first, second and third anniversaries of the grant date. Performance restricted stock units (“PRSUs”) generally vest based on appreciation of the Company’s common stock to a certain price as determined by the Company’s board of directors measured using a trailing 30-day volume weighted average price of a share of the Company’s common stock. The fair value of the PRSU awards are determined using a risk neutral Monte Carlo simulation valuation model. As of December 31, 2021, there were 1.9 million shares available for future issuance under the 2018 Plan.

2020 Inducement Incentive Plan

In December 2020, the Company adopted the 2020 Inducement Incentive Plan, which authorized the issuance of up to 400,000 shares in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock awards to eligible employees who satisfy the standards for inducement grants under Nasdaq global market rules. An individual who previously served as an employee or director of the Company is not eligible to receive awards under this plan. The amount and terms of grants are determined by the Company’s board of directors. As of December 31, 2021, there were 0.1 million shares available for future issuance under the 2020 Inducement Incentive Plan.

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

Stock Options

The following table summarizes the Company’s stock option activity for the years ended December 31, 2021, 2020 and 2019:

				Aggregate
	Number of	Weighted-	Weighted-	average
	Shares under	average	Remaining	Intrinsic
	Option	Exercise Price	Contractual	Value
	(in thousands)	per Option	Life (in years)	(in thousands)
Outstanding at December 31, 2018	2,711	$3.59
Granted	856	14.27
Exercised	(879)	2.82
Forfeited	(273)	8.33
Outstanding at December 31, 2019	2,415	7.11
Granted	1,028	2.01
Exercised	(371)	1.86
Forfeited	(707)	10.76
Outstanding at December 31, 2020	2,365	4.62
Granted	—	—
Exercised	(698)	4.01
Forfeited	(168)	14.32
Outstanding at December 31, 2021	1,499	$4.01	7.7	$2,883
Exercisable at December 31, 2021	747	$4.80	6.9	$1,256
Vested and expected to vest at December 31, 2021	1,499	$4.01	7.7	$2,883

The Company recognized share-based compensation expense related to stock options of $0.8 million, $1.7 million and $2.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $1.3 million of total unrecognized compensation cost related to non-vested stock options which the Company expects to recognize over a weighted-average period of 2.0 years. The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2020 and 2019 was estimated at $1.09, and $7.69 per option. The Company did not grant options during the year ended December 31, 2021. The total intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $8.2 million, $1.4 million, and $10.8 million, respectively.

The Company did not grant stock options during the year ended December 31, 2021. For the years ended December 31, 2020 and 2019, the grant-date fair value of stock options was estimated at the time of grant using the following weighted-average inputs and assumptions in the Black-Scholes option pricing model:

	2020	2019
Estimated fair value of common stock	$2.01	$14.27
Exercise price	$2.01	$14.27
Expected term (in years)	6.1	6.0
Risk-free interest rate	0.4%	2.2%
Expected volatility	59.5%	55.3%
Dividend yield	—%	—%

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the Company’s restricted stock award, restricted stock unit and performance restricted stock unit activity for the years ended December 31, 2021, 2020 and 2019:

	Non-vested	Weighted-	Non-vested	Weighted-	Non-vested	Weighted-
	Restricted	average	Restricted	average	Performance Restricted	average
	Stock Awards	Grant-date	Stock Units	Grant-date	Stock Units	Grant-date
	(in thousands)	Fair Value	(in thousands)	Fair Value	(in thousands)	Fair Value
Non-vested at December 31, 2018	4	$2.32	43	$25.21	—	$—
Granted	—	—	247	13.89	—	—
Vested	(4)	2.32	(22)	18.69	—	—
Forfeited	—	—	(23)	15.57
Non-vested at December 31, 2019	—	—	245	15.23	—	—
Granted	—	—	2,307	3.18	500	1.71
Vested	—	—	(98)	13.24	—	—
Forfeited	—	—	(594)	5.24	—	—
Non-vested at December 31, 2020	—	—	1,860	3.58	500	1.71
Granted	—	—	1,008	11.51	145	15.59
Vested	—	—	(780)	3.63	(250)	1.77
Forfeited	—	—	(359)	7.86	—	—
Non-vested at December 31, 2021	—	$—	1,729	$7.29	395	$6.77

The Company recognized share-based compensation expense related to restricted stock awards, restricted stock units and performance restricted stock units of $7.1 million, $2.7 million, and $1.2 million during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $9.3 million of unrecognized compensation cost related to non-vested restricted stock units and performance restricted stock units that the Company expects to recognize over a weighted-average period of 2.1 years. The total fair value at the vesting date of restricted stock awards, restricted stock units and performance restricted stock units vested during the years ended December 31, 2021, 2020 and 2019 was $14.1 million, $0.3 million, and $0.3 million, respectively.

For the years ended December 31, 2021, 2020 and 2019, the grant-date fair value of the performance restricted stock units was estimated at the time of grant using the following inputs and assumptions in the Monte Carlo simulation valuation model:

	2021	2020	2019
Closing price of common stock	$15.92	$1.98	$—
Risk-free interest rate	1.15%	0.63%	—%
Expected volatility	99.7%	87.4%	—%

16.   EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

The Company maintains a 401(k) defined contribution retirement plan which covers all of its employees. Employees are eligible to participate on the first of the month following their date of hire. Under the

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

401(k) plan, participating employees may defer up to 100% of their pre-tax salary but not more than statutory limits. As of December 31, 2021, the Company contributes 3% of employee salary to the participant’s defined contribution plan, which vests immediately. Employee contributions also vest immediately.

2018 Employee Stock Purchase Plan

In July 2018, the Company adopted the 2018 Employee Stock Purchase Plan, or 2018 ESPP, with an initial 0.2 million share reserve, subject to automatic annual increases on January 1st of each year for a period of up to ten years, as defined in the plan document. The purpose of the 2018 ESPP is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock of the Company. The 2018 ESPP provides the opportunity to purchase the Company’s common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. As of December 31, 2021, the Company had not yet approved any offering under the plan and 0.8 million shares were reserved for issuance.

17.   INCOME TAXES

The Company’s loss before income taxes was $31.2 million, $27.5 million, and $29.0 million for the years ended December 31, 2021, 2020 and 2019, respectively, and was generated entirely in the United States. The Company did not record current or deferred income tax expense or benefit during the years ended December 31, 2021, 2020 and 2019.

A reconciliation of the statutory United States federal income tax rate to the Company’s effective tax rate is as follows:

	Tax Year ended December 31,
	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	5.5%	3.5%	4.4%
Nondeductible expenses	10.6%	(0.8)%	6.4%
Research and development credits	—%	—%	(0.7)%
Tax rate change and true-up	0.8%	(1.6)%	—%
Change in valuation allowance	(37.9)%	(22.1)%	(31.1)%
Effective income tax rate	—%	—%	—%

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$72,620	$61,387
Research and development credits	3,008	3,008
Share-based compensation	2,111	1,431
Accruals	786	846
Interest expense	3,308	2,361
Lease Liability	1,024	911
Capitalized start-up costs	479	751
Other temporary differences	1,050	864
Gross deferred tax assets	84,386	71,559
Less: Valuation allowance	(80,663)	(68,856)
Total deferred tax assets	$3,723	$2,703

Deferred tax liabilities:
Capitalized software	$(753)	$(297)
Right-of-use asset	(945)	(838)
Prepaid commission	(2,025)	(1,568)
Gross deferred tax liabilities	(3,723)	(2,703)
Net deferred taxes	$—	$—

In assessing the realizability of the net deferred tax asset, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company believes that it is more likely than not that the Company’s deferred income tax asset associated with its net operating losses will not be realized in the immediate future. As such, there is a full valuation allowance against the net deferred tax assets as of December 31, 2021 and 2020. The valuation allowance increased by $11.8 million and $6.1 million during the years ended December 31, 2021 and 2020, respectively, due primarily to the generation of net operating losses during the periods. The changes in the valuation allowance were as follows (in thousands):

	Year ended December 31,
	2021	2020
Balance at the beginning of the year	$68,856	$62,805
Amounts charged to expense	11,807	6,051
Balance at the end of the year	$80,663	$68,856

The following table summarizes carryforwards of federal net operating losses and tax credits as of December 31, 2021 (in thousands):

		Expiration
	Amount	Beginning in
Federal net operating losses	$293,032	2023
State net operating losses	$179,710	2022
Research and development credits	$3,008	2023

Under the Tax Reform Act of 1986 (the Act), the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

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

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations. Due to net operating loss and tax credit carry forwards that remain unutilized, income tax returns for tax years from inception through 2020 remain subject to examination by the taxing jurisdictions.

18.   COMMITMENTS AND CONTINGENCIES

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

19.   DISTRIBUTION AGREEMENT WITH TEIJIN PHARMA LIMITED

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

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

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

20.   GEOGRAPHICAL SEGMENT INFORMATION

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

The following geographic data includes revenue generated from the Company’s third-party distributors. The Company’s revenue was generated in the following geographic regions and by product line for the periods indicated (in thousands):

	Revenues by Geography
	Year ended December 31,
	2021		2020
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$53,447	97%	$47,519	96%
International	1,865	3%	1,725	4%
Total revenues	$55,312	100%	$49,244	100%

	U.S. Revenues by Product Category
	Year ended December 31,
	2021		2020
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$9,760	18%	$11,094	23%
Treatment sessions	41,933	78%	34,852	73%
Other	1,754	4%	1,573	4%
Total U.S. revenues	$53,447	100%	$47,519	100%

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

	International Revenues by Product Category
	Year ended December 31,
	2021		2020
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$1,108	59%	$856	50%
Treatment sessions	264	14%	449	26%
Other	493	27%	420	24%
Total International revenues	$1,865	100%	$1,725	100%

	Revenues by Geography
	Year ended December 31,
	2020		2019
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$47,519	96%	$60,760	97%
International	1,725	4%	1,896	3%
Total revenues	$49,244	100%	$62,656	100%

	U.S. Revenues by Product Category
	Year ended December 31,
	2020		2019
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$11,094	23%	$18,007	30%
Treatment sessions	34,852	73%	41,120	68%
Other	1,573	4%	1,633	2%
Total U.S. revenues	$47,519	100%	$60,760	100%

	International Revenues by Product Category
	Year ended December 31,
	2020		2019
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$856	50%	$1,106	58%
Treatment sessions	449	26%	347	18%
Other	420	24%	443	24%
Total International revenues	$1,725	100%	$1,896	100%

21. SEVERANCE

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

The Company entered into transition agreements outlining the separation with its former chief executive officer in March 2020, the vice president of medical operations in September 2020, and the chief commercial officer, vice president of commercial access and director of medical operations in December 2020, the VP of sales and five business development managers in January 2021, the director of strategic clinical development in February 2021, and the vice president of marketing in August 2021. In

NEURONETICS, INC.

Notes to Financial Statements—(Continued)

connection with these agreements, the Company recorded $0.5 million and $1.8 million of charges in salary, payroll tax and bonus expenses for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2021 and 2020, $1.3 million and $0.8 million of termination benefits were paid associated with the termination of the employees and charged against this liability. As of December 31, 2021 and December 31, 2020, $0.1 million and $1.0 million, respectively, remain in accrued liabilities for the unpaid portion of the separation benefits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEURONETICS, INC.

By:	/s/ Keith J. Sullivan
Keith J. Sullivan
President and Chief Executive Officer
Date:	March 8, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Keith J. Sullivan	President, Chief Executive Officer and Director	March 8, 2022
Keith J. Sullivan	(Principal Executive Officer)
/s/ Stephen Furlong	Senior VP, Chief Financial Officer and Treasurer	March 8, 2022
Stephen Furlong	(Principal Financial and Accounting Officer)
/s/ Robert Cascella	Director	March 8, 2022
Robert Cascella
/s/ John Bakewell	Director	March 8, 2022
John Bakewell
/s/ Sheryl Conley	Director	March 8, 2022
Sheryl Conley
/s/ Megan Rosengarten	Director	March 8, 2022
Megan Rosengarten
/s/ Wilfred Jaeger, M.D.	Director	March 8, 2022
Wilfred Jaeger, M.D.
/s/ Glenn Muir	Director	March 8, 2022
Glenn Muir
/s/ Bruce Shook	Director	March 8, 2022
Bruce Shook