Form 10-Q
period 2022-03-31
Neuronetics, Inc.
filed 2022-05-12
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number: 001-38546

NEURONETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1051425
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3222 Phoenixville Pike, Malvern, PA	19355
(Address of principal executive offices)	(Zip Code)
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

There were 26,772,249 shares of the registrant’s common stock outstanding as of May 5, 2022.

NEURONETICS, INC.

Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NEURONETICS, INC.

Balance Sheets

(Unaudited; In thousands, except per share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$80,837	$94,141
Accounts receivable, net	8,251	7,706
Inventory	7,551	6,563
Current portion of net investments in sales-type leases	2,136	2,198
Current portion of prepaid commission expense	1,660	1,559
Current portion of note receivables	90	74
Prepaid expenses and other current assets	2,589	3,090
Total current assets	103,114	115,331
Property and equipment, net	1,822	1,220
Operating lease right-of-use assets	3,750	3,884
Net investments in sales-type leases	1,369	1,697
Prepaid commission expense	6,956	6,763
Long-term note receivable	10,094	10,110
Other assets	2,839	2,218
Total Assets	$129,944	$141,223
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,757	$4,299
Accrued expenses	7,785	8,233
Deferred revenue	1,912	2,501
Current portion of operating lease liabilities	729	670
Current portion of long-term debt, net	—	—
Total current liabilities	13,183	15,703
Long-term debt, net	35,442	35,335
Deferred revenue	1,326	1,471
Operating lease liabilities	3,395	3,539
Total Liabilities	53,346	56,048
Commitments and contingencies (Note 17)	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or
outstanding on March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value: 200,000 shares authorized; 26,717 and 26,395
shares issued and outstanding on March 31, 2022 and December 31, 2021, respectively	267	264
Additional paid-in capital	395,902	393,644
Accumulated deficit	(319,571)	(308,733)
Total Stockholders' Equity	76,598	85,175
Total Liabilities and Stockholders’ Equity	$129,944	$141,223

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Operations

(Unaudited; In thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenues	$14,181	$12,288
Cost of revenues	3,485	2,221
Gross Profit	10,696	10,067
Operating expenses:
Sales and marketing	12,649	8,561
General and administrative	6,379	6,104
Research and development	1,803	2,311
Total operating expenses	20,831	16,976
Loss from Operations	(10,135)	(6,909)
Other (income) expense:
Interest expense	978	985
Other income, net	(275)	(13)
Net Loss	$(10,838)	$(7,881)
Net loss per share of common stock outstanding, basic and diluted	$(0.41)	$(0.31)
Weighted-average common shares outstanding, basic and diluted	26,597	25,150

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Changes in Stockholders’ Equity

(Unaudited; In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	19,114	$191	$302,842	$(277,540)	$25,493
Share-based awards and options exercises	1,076	11	1,581	—	1,592
Issuance of common stock, net of issuance costs of $401	5,566	56	80,515	—	80,571
Share-based compensation expense	—	—	2,196	—	2,196
Net loss	—	—	—	(7,881)	(7,881)
Balance at March 31, 2021	25,756	$258	$387,134	$(285,421)	$101,971

Balance at December 31, 2021	26,395	$264	$393,644	$(308,733)	$85,175
Share-based awards and options exercises	322	3	6	—	9
Share-based compensation expense	—	—	2,252	—	2,252
Net loss	—	—	—	(10,838)	(10,838)
Balance at March 31, 2022	26,717	$267	$395,902	$(319,571)	$76,598

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Cash Flows

(Unaudited; In thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(10,838)	$(7,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	319	281
Share-based compensation	2,252	2,196
Non-cash interest expense	164	171
Cost of rental units purchased by customers	—	99
Changes in certain assets and liabilities:
Accounts receivable, net	(545)	202
Inventory	(1,021)	(1,681)
Net investments in sales-type leases	389	330
Prepaid commission expense	(295)	6
Prepaid expenses and other assets	801	206
Accounts payable	(2,226)	(694)
Accrued expenses	(447)	(2,168)
Deferred revenue	(735)	(235)
Net Cash Used in Operating Activities	(12,182)	(9,168)

Cash Flows from Investing Activities:
Purchases of property and equipment and capitalized software	(1,074)	(675)
Net Cash Used in Investing Activities	(1,074)	(675)

Cash Flows from Financing Activities:
Payments of debt issuance costs	(57)	—
Proceeds from exercises of stock options	9	1,592
Proceeds from the issuance of common stock	—	80,972
Payments of common stock offering issuance costs	—	(401)
Net Cash (Used) Provided by Financing Activities	(48)	82,163
Net (Decrease) Increase in Cash and Cash Equivalents	(13,304)	72,320
Cash and Cash Equivalents, Beginning of Period	94,141	48,957
Cash and Cash Equivalents, End of Period	$80,837	$121,277
Supplemental disclosure of cash flow information:
Cash paid for interest	$814	$814
Transfer of Inventory to PP&E	33	—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$685	$186

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

COVID-19

The Company is continuing to monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will continue to impact the Company’s customers, supply chain, employees and other business partners. While the Company experienced significant disruptions in March 2020 through the end of March 31, 2022 from the COVID-19 pandemic, it is unable to predict the full impact that the pandemic may have on its financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the ongoing pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic, vaccination rates and containment measures, among others. The pandemic has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets, and may contribute to periods of economic uncertainty in the future.

Liquidity

As of March 31, 2022, the Company had cash and cash equivalents of $80.8 million and an accumulated deficit of $319.6 million. The Company incurred negative cash flows from operating activities of $12.2 million for the three months ended March 31, 2022 and $28.0 million for the year ended December 31, 2021. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company continues to invest in sales, marketing and product development activities. The Company’s primary sources of capital to date have been proceeds from its IPO, private placements of its convertible preferred securities, borrowings under its credit facility, proceeds from its secondary public offering of common stock and revenues from sales of its products. As of March 31, 2022, the Company had $35.0 million of borrowings outstanding under its credit facility, which has a final maturity in February 2025. Management believes that the Company’s cash and cash equivalents as of March 31, 2022, and anticipated revenues from sales of its products are sufficient to fund the Company’s operations for at least the next 12 months from the issuance of these financial statements.

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

promulgated by the United States Securities and Exchange Commission, or SEC, which permit reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying balance sheets and statements of operations and stockholders’ equity and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s Form 10-K filed with the SEC on March 8, 2022, wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s complete summary of significant accounting policies can be found in “Note 3. Summary of Significant Accounting Policies” in the audited financial statements included in the Company’s Form 10-K filed with the SEC on March 8, 2022.

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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

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

5.     FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaids and other current assets, and accounts payable on the Company’s balance sheets approximated their fair values as of March 31, 2022 and December 31, 2021 due to their short-term nature. The carrying values of the Company’s credit facility approximated its fair value as of March 31, 2022 and December 31, 2021 due to its variable interest rate. The carrying value of the Company’s note receivable approximated its fair value as of March 31, 2022 and December 31, 2021 due to its variable interest rate.

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

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2022 and December 31, 2021 (in thousands):

March 31, 2022
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$78,746	$78,746	$78,746	$—	$—

December 31, 2021
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$91,236	$91,236	$91,236	$—	$—

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

6.     ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Gross accounts receivable - trade	$10,054	$9,168
Less: Allowances for doubtful accounts	(1,803)	(1,462)
Accounts receivable, net	$8,251	$7,706

7.     PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

The following table presents the composition of property and equipment, net as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Laboratory equipment	$305	$249
Office equipment	502	497
Computer equipment and software	1,645	1,598
Manufacturing equipment	341	341
Leasehold improvements	1,049	471
Rental equipment	634	601
Property and equipment, gross	4,476	3,757
Less: Accumulated depreciation	(2,654)	(2,537)
Property and equipment, net	$1,822	$1,220

As of March 31, 2022 and December 31, 2021, the Company had capitalized software costs, net of $3.1 million and $2.5 million, respectively, which are included in “Prepaid expenses and other current assets” and “Other assets” on the balance sheet.

Depreciation and amortization expense was $0.3 million for the three months ended March 31, 2022 and 2021, respectively.

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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

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

On April 29, 2022, the Company entered into a Subordination Agreement (the “Subordination Agreement”) with ZW Partners, LLC, a New Jersey limited liability company (“ZW Partners”), pursuant to which the Company agreed to subordinate its rights under the Note to the rights of ZW Partners under a revolving promissory note, dated as of April 29, 2022 (the “Senior Note”), issued by Success TMS to ZW Partners in an amount up to $10.0 million. As a result, payments in respect of the Note are now subordinate and subject in right and time of payment to payment in full of the Senior Note, and ZW Partners’ liens and security interests upon the collateral securing both the Senior Note and the Note are superior in priority to the Company’s liens and security interests upon such collateral. Under the Agreement, the Company has the right to purchase, at par, the entire aggregate amount of debt under the Senior Note at any time.

As of March 31, 2022, Success TMS has represented to the Company that Success TMS is in compliance with all covenants of the Note.

Interest income recognized by the Company was $0.2 million for the three months ended March 31, 2022.

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

Operating lease rent expense was $0.2 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the weighted-average remaining lease term of operating leases was 5.8 years and the weighted-average discount rate was 7.1%.

The following table presents the supplemental cash flow information as a lessee related to leases (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$216	$132

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The following table sets forth by year the required future payments of operating lease liabilities (in thousands):

March 31, 2022
Remainder of 2022	$552
2023	880
2024	886
2025	898
2026	921
Thereafter	999
Total lease payments	5,136
Less imputed interest	(1,012)
Present value of operating lease liabilities	$4,124

Lessor sales-type leases:

Certain customers have purchased NeuroStar Advanced Therapy Systems on a rent-to-own basis. The lease term is three or four years with a customer option to purchase the NeuroStar Advanced Therapy System at the end of the lease or automatic transfer of ownership of the NeuroStar Advanced Therapy System at the end of the lease.

The following table sets forth the profit recognized on sales-type leases (in thousands):

	Three Months Ended March 31,
	2022	2021
Profit recognized at commencement, net	$48	$133
Interest income	—	—
Total sales-type lease income	$48	$133

The following table sets forth a maturity analysis of the undiscounted lease receivables related to sales-type leases (in thousands):

March 31,
2022
Remainder of 2022	$1,703
2023	1,236
2024	520
2025	46
Total sales-type lease receivables	$3,505

As of March 31, 2022, the carrying amount of the lease receivables is $3.5 million. The Company does not have any unguaranteed residual assets.

Lessor operating leases:

NeuroStar Advanced Therapy Systems sold for which collection is not probable are accounted for as operating leases. For the three months ended March 31, 2022 and 2021, the Company recognized operating lease income of $0.05 million and $0.1 million, respectively.

The Company maintained Rental Equipment, net of $0.6 million as of March 31, 2022 and December 31, 2021, respectively, which are included in “Property and equipment, net” on the balance sheet. Rental equipment depreciation expense was $0.03 million and $0.01 million for the three months ended March 31, 2022 and 2021, respectively.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

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

On the Company’s balance sheets, the current portion of capitalized contract costs is represented by the current portion of prepaid commission expense, while the long-term portion is included in prepaid commission expense. Amortization expense was $0.4 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.

11.     ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Compensation and related benefits	$4,112	$5,090
Consulting and professional fees	717	537
Research and development expenses	400	388
Sales and marketing expenses	544	268
Warranty	299	306
Sales and other taxes payable	563	664
Interest payable	281	—
Other	869	980
Accrued expenses	$7,785	$8,233

12.     DEFERRED REVENUE

Payment terms typically require payment upon shipment or installation of the System and additional payments as access codes for Treatment Sessions are delivered, which can span several years after the System is first delivered and installed. The timing of revenue recognition compared to billings and cash collections typically results in accounts receivable. However, sometimes customer advances and deposits might be required for certain customers and are recorded as contract liabilities (deferred revenue). For multi-year agreements, the Company generally invoices customers annually at the beginning of each annual coverage period and recognizes revenue over the term of the coverage period.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

As of March 31, 2022, the Company expects to recognize approximately the following percentages of deferred revenue by year:

Revenue
Year:	Recognition
Remainder of 2022	50%
2023	23%
2024	21%
2025	6%
Total	100%

Revenue recognized for the three months ended March 31, 2022 that was included in the contract liability balance at the beginning of the year was $1.4 million and $1.2 million, respectively, and primarily represented revenue earned from separately priced extended warranties, customer deposits, milestone revenue, and clinical training.

Customers

For the three months ended March 31, 2022 and 2021, one customer accounted for more than 10% of the Company’s revenues, respectively.

13.     DEBT

The following table presents the composition of debt as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Outstanding principal	$35,000	$35,000
Accrued final payment fees	1,925	1,925
Less debt discounts	(1,483)	(1,590)
Total debt, net	35,442	35,335
Less current portion	—	—
Long-term debt, net	$35,442	$35,335

For the three months ended March 31, 2022 and March 31, 2021, the Company recognized interest expense of $1.0 million, of which $0.8 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees, respectively.

Solar Credit Facility

On March 2, 2020, the Company entered into a loan and security agreement with Solar Capital Ltd., or Solar, as collateral agent, and other lenders defined in the agreement, for a credit facility, or the Solar Facility, that replaced the Company’s previous $35.0 million credit facility with Oxford Finance LLC, or Oxford, and such facility, the Oxford Facility.

The Solar Facility originally permitted the Company to borrow up to an aggregate amount of $50.0 million in two tranches of term loans, a “Term A Loan” and “Term B Loan.” On March 2, 2020, the Company borrowed an aggregate amount of $35.0 million, which was the aggregate amount available under the Term A Loan portion of the Solar Facility. The Term A Loan portion of the Solar Facility matures, and all amounts borrowed thereunder are due, on February 28, 2025. Under the Term B Loan portion of the Solar Facility, the Company is permitted to borrow, at its election, up to an aggregate amount of $15.0 million, (i) upon the Company achieving a specified amount of trailing twelve months net product revenue, and (ii) assuming there has been

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

no event of default under the Solar Facility prior to such election. Once the net product revenue condition has been satisfied, the Company may make an election to borrow under the Term B Loan portion of the Solar Facility until the earlier of (a) December 15, 2021, (b) 30 days following achievement of the net product revenue condition or (c) the occurrence of an event of default.

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

In addition to the principal and interest payments due under the Solar Facility, the Company is required to pay a final payment fee to Solar due upon the earlier of prepayment, acceleration or the maturity date of the Term A Loan or Term B Loan portion of the Solar Facility equal to 5.50% of the principal amount of the term loans actually funded. The Company is accruing the final payment fees using the effective interest rate, with a charge to non-cash interest expense, over the term of borrowing. If the Company prepays either of the Term A Loan or Term B Loan prior to their respective scheduled maturities, the Company will also be required to pay prepayment fees to Solar equal to 3% of the principal amount of such term loan then-prepaid if prepaid on or before the first anniversary of funding, 2% of the principal amount of such term loan then-prepaid if prepaid after the first anniversary and on or before the second anniversary of funding, or 1% of the principal amount of such term loan then-prepaid if prepaid after the second anniversary of funding of the principal amounts borrowed.

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

The Company’s obligations under the Solar Facility are secured by a first priority security interest in substantially all of its assets, including its intellectual property. The loan and security agreement requires the Company to comply with certain financial covenants, including the attainment of a minimum trailing net revenue amount beginning on December 31, 2020, as well as customary affirmative and negative covenants.

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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

On December 8, 2020, the Company, Solar Capital Ltd., and our other lenders defined in the Solar Facility, executed an amendment to the Solar Facility (the “Solar Amendment”). The Solar Amendment divided the aggregate Term B Loan borrowing amount of $15.0 million allowable upon our achievement of specific trailing twelve-month net product revenue targets into three separate $5.0 million tranches (“Amended Term B Loan”, “Term C Loan” and “Term D Loan”). The three tranches are available through June 20, 2021, December 20, 2021, and June 20, 2022, respectively, based on the achievement of agreed upon trailing twelve-month net product revenue targets for each tranche.

The Solar Amendment also reduced the trailing twelve-month net product revenue requirement for the Amended Term B Loan portion of the facility. Subject to certain conditions, the Company has the ability to extend the interest only period on the initial Term A Loan to 36 months from 24 months upon achieving the revenue targets associated with the Amended Term B Loan. The Company was required to pay an amendment fee of $0.1 million to Solar, which was recognized as a deferred debt issuance cost as of December 31, 2020 that will be amortized to interest expense using the effective interest method.

On February 15, 2022, the Company, SLR Investment Corp. (formerly known as Solar Capital Ltd.) (“Solar”).,and our other lenders defined in the Solar Facility, executed an amendment to the Solar Facility and the Solar Amendment (the “2022 Solar Amendment”). The 2022 Solar Amendment waived any default under the Solar Facility and Solar Amendment that resulted from the Company’s failure to comply with the minimum monthly trailing twelve months net product revenue financial covenant, beginning with the testing period for the calendar month ending December 31, 2021 and continuing to the execution date of the 2022 Solar Amendment; (ii) decreased the amount of trailing twelve months net product revenue that the Company is required to achieve, for testing periods on and from the calendar month ending January 31, 2022; (iii) modified the definition of the fourth draw period with respect to the Company’s ability to borrow the Term D Loan portion of the Solar Facility, such that after giving effect to the 2022 Solar Amendment, the Term D Loan portion of the Solar Facility is no longer available to be drawn by the Company; and (iv) modified the definition of interest only extension conditions to allow commencement of loan principal amortization under the Solar Facility to be extended to March 1, 2023. The Company was required to pay an amendment fee of $0.06 million to Solar, which has been recognized as a deferred debt issuance cost as of March 31, 2022 that will be amortized to interest expense using the effective interest method.

As of March 31, 2022, the Company is in compliance with all covenants in the Solar Facility and is projected to be in compliance with the reduced minimum revenue covenant amounts going forward.

14.     COMMON STOCK

Common Stock Offering

On February 2, 2021, we closed on our public offering and sale (the “Offering”) of our common stock in which we issued and sold 5,566,000 shares of our common stock, which included shares pursuant to an option granted to underwriters to purchase additional shares, at a public offering price of $15.50 per share. We received net proceeds of $80.6 million after deducting underwriting discounts, commissions and offering expenses.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

Common Stock

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Shares of common stock issued	26,717	26,395
Shares of common stock reserved for issuance for:
Common stock warrants outstanding	75	75
Stock options outstanding	1,488	1,499
Restricted stock units outstanding	4,061	2,124
Shares available for grant under stock incentive plan	1,345	2,037
Shares available for sale under employee stock purchase plan	1,063	799
Total shares of common stock issued and reserved for issuance	34,749	32,929

Common Stock Warrants

The following tables summarize the Company’s outstanding common stock warrants as of March 31, 2022, and December 31, 2021:

March 31, 2022
Warrants
Outstanding
(in thousands)	Exercise Price	Expiration Date
14	$19.55	Dec-2022
20	$9.73	Aug-2023
20	$9.73	Mar-2024
21	$9.73	Dec-2024
75

December 31, 2021
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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

stock units and non-vested performance restricted stock units using the treasury stock method, along with the effect, if any, from the potential conversion of outstanding securities, such as convertible preferred stock.

The following potentially dilutive securities outstanding as of March 31, 2022 and 2021 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	March 31,
	2022	2021
Stock options	1,488	1,806
Non-vested performance restricted stock units	395	395
Non-vested restricted stock units	3,666	1,942
Common stock warrants	75	75

16.     SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its statements of operations for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$25	$20
Sales and marketing	1,135	575
General and administrative	1,009	1,518
Research and development	83	83
Total	$2,252	$2,196

2018 Equity Incentive Plan

In June 2018, the Company adopted the 2018 Equity Incentive Plan, or 2018 Plan, which authorized the issuance of up to 1.4 million shares, subject to an annual 4% increase based on the number of shares of common stock outstanding, in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. The amount and terms of grants are determined by the Company’s board of directors. All stock options granted to date have had exercise prices equal to the fair value, as determined by the closing price as reported by the Nasdaq Global Market, of the underlying common stock on the date of grant. The contractual term of stock options is up to 10 years, and stock options are exercisable in cash or as otherwise determined by the board of directors. Generally, stock options vest 25% upon the first anniversary of the date of grant and the remainder ratably monthly thereafter for 36 months. Restricted stock units generally vest ratably in three equal installments on the first, second and third anniversaries of the grant date. Performance restricted stock units (“PRSUs”) generally vest based on appreciation of the Company’s common stock to a certain price as determined by the Company’s board of directors measured using a trailing 30-day volume weighted average price of a share of the Company’s common stock. The fair value of the PRSU awards are determined using a risk neutral Monte Carlo simulation valuation model. As of March 31, 2022, there were 0.7 million shares available for future issuance under the 2018 Plan.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

2020 Inducement Incentive Plan

In December 2020, the Company adopted the 2020 Inducement Incentive Plan, which authorized the issuance of up to 0.4 million shares, subject to increase by approval of the Company’s board of directors, in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock awards to eligible employees who satisfy the standards for inducement grants under Nasdaq Global Market rules. In March 2022, the Company’s board of directors approved an additional 500,000 shares for the issuance under the plan. An individual who previously served as an employee or director of the Company is not eligible to receive awards under this plan. The amount and terms of grants are determined by the Company’s board of directors. As of March 31, 2022, there were 0.6 million shares available for future issuance under the 2020 Inducement Incentive Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2022:

				Aggregate
	Number of	Weighted-	Weighted-	average
	Shares under	average	Remaining	Intrinsic
	Option	Exercise Price	Contractual	Value
	(in thousands)	per Option	Life (in years)	(in thousands)
Outstanding at December 31, 2021	1,499	$4.01
Granted	—	$—
Exercised	(4)	$2.08
Forfeited	(7)	$12.66
Outstanding at March 31, 2022	1,488	$3.98	7.4	$1,197
Exercisable at March 31, 2022	819	$4.70	6.8	$583
Vested and expected to vest at March 31, 2022	1,488	$3.98	7.4	$1,197

The Company recognized share-based compensation expense related to stock options of $0.2 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was $1.1 million of total unrecognized compensation cost related to non-vested stock options which the Company expects to recognize over a weighted-average period of 1.8 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2022 was $0.004 million.

For the periods ended March 31, 2022 and December 31, 2021, the Company did not grant stock options.

Restricted Stock Units and Performance Restricted Stock Units

The following table summarizes the Company’s restricted stock unit and performance restricted stock unit activity for March 31, 2022:

	Non-vested	Weighted-	Non-vested	Weighted-
	Restricted	average	Performance Restricted	average
	Stock Units	Grant-date	Stock Units	Grant-date
	(in thousands)	Fair Value	(in thousands)	Fair Value
Non-vested at December 31, 2021	1,729	$7.29	395	$6.77
Granted	2,275	$3.43	—	$—
Vested	(318)	$8.08	—	$—
Forfeited	(20)	$9.86	—	$—
Non-vested at March 31, 2022	3,666	$4.81	395	$6.77

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The Company recognized $2.1 million and $1.9 million in share-based compensation expense related to the restricted stock units and performance restricted stock units for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was $14.8 million of unrecognized compensation cost related to non-vested restricted stock units and performance restricted stock units, which the Company expects to recognize over a weighted-average period of 2.2 years. The total fair value at the vesting date of restricted stock units and performance restricted stock units vested during the three months ended March 31, 2022, was $1.2 million.

The Company did not grant performance restricted stock units during the period ended March 31, 2022. For the period ended December 31, 2021, the grant-date fair value of the performance restricted stock units was estimated at the time of grant using the following inputs and assumptions in the Monte Carlo simulation valuation model:

December 31, 2021
Closing price of common stock	$15.92
Risk-free interest rate	1.15%
Expected volatility	99.7%

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

The following geographic data includes revenue generated from the Company’s third-party distributors. The Company’s revenue was generated in the following geographic regions and by product line for the periods indicated (in thousands):

	Revenues by Geography
	Three Months Ended March 31,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$13,517	95%	$11,802	96%
International	664	5%	486	4%
Total revenues	$14,181	100%	$12,288	100%

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

	U.S. Revenues by Product Category
	Three Months Ended March 31,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$3,642	27%	$1,755	15%
Treatment sessions	9,469	70%	9,629	82%
Other	406	3%	418	3%
Total U.S. revenues	$13,517	100%	$11,802	100%

	International Revenues by Product Category
	Three Months Ended March 31,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$313	47%	$207	43%
Treatment sessions	170	26%	131	27%
Other	181	27%	148	30%
Total International revenues	$664	100%	$486	100%

19.     SEVERANCE

The Company entered into transition agreements outlining the separation with certain former employees during the period ended March 31, 2022 and 2021, respectively. In connection with these agreements, the Company recorded $0.1 million and $0.2 million of charges in salary, payroll tax and bonus expenses for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, $0.1 million and $0.5 million of termination benefits were paid associated with the termination of the employees and charged against this liability. As of March 31, 2022 and December 31, 2021, $0.1 million and $0.1 million, respectively, remain in accrued liabilities for the unpaid portion of the separation benefits.

20. SUBSEQUENT EVENTS

On May 11, 2022, the Company initiated litigation in federal court in the District of Delaware against Brainsway Ltd. and Brainsway USA, Inc. (collectively, “Brainsway”), alleging unfair competition under the Lanham Act. Specifically, the Company alleges that Brainsway deliberately manipulated and mischaracterized its data as well as the Company’s data for commercial gain. The Company seeks unspecified monetary damages and injunctive relief.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with our unaudited interim financial statements and related notes thereto included elsewhere herein. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, without limitation, risks and uncertainties related to: the ongoing impact of the novel coronavirus, or COVID-19, pandemic on general political and economic uncertainty, including as a result of efforts by governmental authorities to mitigate the COVID-19 pandemic and the related impact on resource allocations, manufacturing and supply chains and patient access to commercial products; our ability to execute our business continuity as well as our operational and budget plans in light of the COVID-19 pandemic; our ability to achieve or sustain profitable operations due to our history of losses; our reliance on the sale and usage of our NeuroStar Advanced Therapy System to generate revenues; the scale and efficacy of our salesforce; availability of coverage and reimbursement from third-party payors for treatments using our products; physician and patient demand for treatments using our products; developments in respect of competing technologies and therapies for the indications that our products treat; product defects; our ability to obtain and maintain intellectual property protection for our technology; developments in clinical trials or regulatory review of NeuroStar Advanced Therapy System for additional indications; developments in regulation in the United States and other applicable jurisdictions; and the impacts on our operational and budget plans due to inflation. For a discussion of these and other related risks, please refer to our recent SEC filings which are available on the SEC’s website at www.sec.gov. These forward-looking statements are based on our expectations and assumptions as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no duty or obligation to update any forward-looking statements contained in this Quarterly Report on Form 10-Q as a result of new information, future events or changes in our expectations.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC, on March 8, 2022. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

We are a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from neurohealth disorders. Our first commercial product, the NeuroStar® Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation, or TMS, to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the United States Food and Drug Administration, or FDA, to treat adult patients with major depressive disorder, or MDD, that have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. NeuroStar Advanced Therapy is also available in other parts of the world, including Japan, where it is listed under Japan’s national health insurance. NeuroStar Advanced Therapy is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We believe we are the market leader in TMS therapy based on over 127,500 global patients treated with over 4.5 million of our Treatment Sessions through such date. We generated revenues of $14.2 million and $12.3 million for the three months ended March 31, 2022 and 2021, respectively.

We designed the NeuroStar Advanced Therapy System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of other treatment options. We generate revenues from initial capital sales of our systems, recurring Treatment Sessions and service and repair and extended warranty contracts. We derive the majority of our revenues from recurring Treatment Sessions. For the three months ended March 31, 2022, revenues from sales of our Treatment Sessions and NeuroStar Advanced Therapy Systems represented 70% and 27% of our U.S. revenues, respectively.

We currently sell our NeuroStar Advanced Therapy System and recurring Treatment Sessions in the United States with the collaborative support of our 187 employees as of March 31, 2022. Our sales force targets an estimated 50,000 psychiatrists across 26,000 psychiatric practices in the United States, based on data from Symphony Health and our own internal estimates that treat approximately 42% of the total MDD patients in the United States who meet our labeled indication and are insured. Some of our customers have and may purchase more than one NeuroStar Advanced Therapy System. Based on our commercial data, we believe our customers can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients. We believe our customers can generate approximately $8,500 of average revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We have a diverse customer base, including psychiatrists in group psychiatric practices, pain management physicians and other medical professionals in the United States. For the three months ended March 31, 2022, one customer accounted for more than 10% of our revenues.

We market our products in a few select markets outside the United States through independent distributors. International revenues represented 5% and 4% of our total revenues for the three months ended March 31, 2022 and 2021, respectively. In October 2017, we entered into an exclusive distribution agreement with Teijin Pharma Limited, or Teijin, for the distribution of our NeuroStar Advanced Therapy Systems and Treatment Sessions to customers who will treat patients with MDD in Japan. We received regulatory approval for our system in Japan in September 2017 and we received the initial reimbursement of JPY 12,000 per Treatment Session, which went into effect on June 1, 2019. We expect our international revenues to increase over time as a percentage of our total revenues as we grow system placements and utilization in Japan.

Our research and development efforts are focused on the following: hardware and software product developments and enhancements of our NeuroStar Advanced Therapy System and clinical developments relating to additional indications. We outsource the manufacture of components of our NeuroStar Advanced Therapy Systems that are produced to our specifications, and individual components are either shipped directly from our third-party contract manufacturers to our customers or consolidated into pallets at our Malvern, Pennsylvania facility prior to shipment. Final installation of these systems occurs at the customer site.

Our total revenues increased by $1.9 million, or 15%, from $12.3 million for the three months ended March 31, 2021 to $14.2 million for the three months ended March 31, 2022. For the three months ended March 31, 2022, our U.S. revenues were $13.5 million compared to $11.8 million for three months ended March 31, 2021, which represents an increase of 15% period over period. The increase was primarily attributable to an increase in U.S. NeuroStar Advanced Therapy System sales period over period. We incurred net losses of $10.8 million for the three months ended March 31, 2022 compared to net losses of $7.9 million for three months ended March 31, 2021. We expect to continue to incur losses for the next several years as we invest in our commercial organization to support our planned sales growth and while continuing to invest in our pipeline indications. As of March 31, 2022, we had an accumulated deficit of $319.6 million.

COVID-19

Throughout 2020, 2021 and the three months ended March 31, 2022, the Company experienced a material impact to revenue, particularly with regards to U.S. Treatment Session revenues as a result of the COVID-19 pandemic. The Company expects that capital equipment sales and Treatment Session revenues will continue to be impacted by the pandemic as customers defer capital purchase decisions and delay new patient treatment starts. System utilization has also declined compared to pre-COVID-19 projections.

We have monitored the impact of the COVID-19 pandemic on all aspects of our business and geographies,

including how it has and will continue to impact the Company’s customers, supply chain, employees and other business partners. While we experienced significant disruptions in the current period and in the years ended 2021 and 2020 from the COVID-19 pandemic, we are unable to predict the ultimate impact that the COVID-19 pandemic may have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the ongoing pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic, vaccination rates and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity.

The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, see Item 1A titled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We refer you to the section titled “Critical Accounting Policies and Use of Estimates—Revenue Recognition” appearing in our Form 10-K filed with the SEC on March 8, 2022. We also refer you to “Note 3. Summary of Significant Accounting Policies.”

Cost of Revenues and Gross Margin

Cost of revenues primarily consists of the costs of components and products purchased from our third-party contract manufacturers of our NeuroStar Advanced Therapy Systems as well as the cost of treatment packs for individual Treatment Sessions. We use third-party contract manufacturing partners to produce the components for and assemble the completed NeuroStar Advanced Therapy Systems. Cost of revenues also includes costs related to personnel, warranty, shipping, and our operations and field service departments. We expect our cost of revenues to increase to the extent our revenues grow.

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

Sales and Marketing Expenses

Sales and marketing expenses consist of market research and commercial activities related to the sale of our NeuroStar Advanced Therapy Systems and Treatment Sessions and salaries and related benefits, sales commissions and share-based compensation for employees focused on these efforts. Other significant sales and marketing costs include conferences and trade shows, promotional and marketing activities, including direct and online marketing, practice support programs and radio media campaigns, travel and training expenses.

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

We anticipate that our general and administrative expenses will remain flat compared to our 2021 expenses.

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

We plan to incur additional research and development expenses for the near future as we expect to continue our development of TMS Therapy for the treatment of additional patient populations and new indications related to neurohealth disorders, as well as for various hardware and software development projects. As a result, we expect our research and development expenses to increase during 2022 compared to our 2021 expenses.

Interest Expense

Interest expense consists of cash interest payable under our credit facility and non-cash interest attributable to the accrual of final payment fees and the amortization of deferred financing costs related to our indebtedness.

Other Income, Net

Other income, net consists primarily of interest income earned on our money market account balances and note receivables.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

	Three Months Ended
	March 31,		Increase / (Decrease)
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$14,181	$12,288	$1,893	15%
Cost of revenues	3,485	2,221	1,264	57%
Gross Profit	10,696	10,067	629	6%
Gross Margin	75.4%	81.9%

Operating expenses:
Sales and marketing	12,649	8,561	4,088	48%
General and administrative	6,379	6,104	275	5%
Research and development	1,803	2,311	(508)	(22)%
Total operating expenses	20,831	16,976	3,855	23%
Loss from Operations	(10,135)	(6,909)	(3,226)	(47)%
Other (income) expense:
Interest expense	978	985	(7)	(1)%
Other income, net	(275)	(13)	(262)	2,015%
Net Loss	$(10,838)	$(7,881)	$(2,957)	(38)%

	Revenues by Geography
	Three Months Ended March 31,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$13,517	95%	$11,802	96%
International	664	5%	486	4%
Total revenues	$14,181	100%	$12,288	100%

	U.S. Revenues by Product Category
	Three Months Ended March 31,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$3,642	27%	$1,755	15%
Treatment sessions	9,469	70%	9,629	82%
Other	406	3%	418	3%
Total U.S. revenues	$13,517	100%	$11,802	100%

	U.S. NeuroStar Advanced Therapy System
	Revenues by Type
	Three Months Ended March 31,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Capital	$3,485	96%	$1,589	91%
Operating lease	67	2%	108	6%
Other	90	2%	58	3%
Total United States NeuroStar Advanced Therapy System revenues	$3,642	100%	$1,755	100%

Revenues

Total revenue for the three months ended March 31, 2022 was $14.2 million, an increase of 15% compared to the three months ended March 31, 2021 revenue of $12.3 million. During the quarter, total U.S. revenue increased by 15% and international revenue increased by 37% over the prior year quarter. The U.S. and international revenue growth were each driven by an increase in NeuroStar Advanced Therapy System sales.

U.S. NeuroStar Advanced Therapy System revenue for the three months ended March 31, 2022 was $3.6 million, an increase of 108% compared to the three months ended March 31, 2021 revenue of $1.8 million. For the three months ended March 31, 2022 and 2021, the Company shipped 48 and 23 systems, respectively. Of the 48 systems shipped in the first quarter of 2022, 45 units were recognized as NeuroStar capital revenue, 1 unit was recognized as an operating lease contributing to operating lease revenue and 2 units we expect to recognize as NeuroStar capital revenue in the second quarter of 2022. For the period ended March 31, 2021, the Company recognized the 23 units shipped as NeuroStar capital revenue.

U.S. Treatment Session revenue for the three months ended March 31, 2022 was $9.5 million, a decrease of 2% compared to the three months ended March 31, 2021 revenue of $9.6 million. The revenue decline was primarily driven by a decrease in Treatment Session volume over the prior year quarter due to the impact of the spike in COVID-19 Omicron variant infections and related business and government responses in January and February 2022.

Cost of Revenues and Gross Margin

Cost of revenues increased by $1.3 million, or 57%, from $2.2 million for the three months ended March 31, 2021 to $3.5 million for the three months ended March 31, 2022. Gross margin decreased from 81.9% for the three months ended March 31, 2021 to 75.4% for the three months ended March 31, 2022. The decrease was primarily a result of the change in product mix and higher international capital sales in the current quarter compared to the prior year quarter.

Sales and Marketing Expenses

Sales and marketing expenses increased by $4.0 million, or 48%, from $8.6 million for the three months ended March 31, 2021 to $12.6 million for the three months ended March 31, 2022. The increase was expected and primarily due to new marketing initiative related costs, including trade shows, digital paid media costs and market research, and sales personnel expenses related to salary, benefits, commissions and share-based compensation incurred in the current period versus the prior year quarter.

General and Administrative Expenses

General and administrative expenses increased by $0.3 million, or 5%, from $6.1 million for the three months ended March 31, 2021 to $6.4 million for the three months ended March 31, 2022. The increase was primarily due to planned increases in IT personnel expenses and software license costs in the current period versus the prior year quarter.

Research and Development Expenses

Research and development expenses decreased by $0.5 million, or 22%, from $2.3 million for the three months ended March 31, 2021 to $1.8 million for the three months ended March 31, 2022. The decrease was primarily due to a reduction in product development costs related to the capitalization of certain of the Company’s software project costs in addition to a decrease in quality assurance costs in the current period versus the prior year quarter.

Interest Expense

Interest expense remained constant from $1.0 million for the three months ended March 31, 2021 to $1.0 million for the three months ended March 31, 2022.

Other Income, Net

Other income, net increased by $0.3 million from $0.01 million for the three months ended March 31, 2021 to $0.3 million for the three months ended March 31, 2022, primarily as a result of increased interest income earned on the Company’s note receivables.

Liquidity and Capital Resources

Overview

On February 2, 2021, we closed on the Offering of our common stock in which we issued and sold 5,566,000 shares of our common stock, which included shares pursuant to an option granted to underwriters to purchase additional shares, at a public offering price of $15.50 per share. We received net proceeds of $80.6 million after deducting underwriting discounts, commissions and offering expenses. Our common stock is listed on the Nasdaq Global Market under the trading symbol “STIM”.

As of March 31, 2022, we had cash and cash equivalents of $80.8 million and an accumulated deficit of $319.6 million, compared to cash and cash equivalents of $94.1 million and an accumulated deficit of $308.7 million as of December 31, 2021. We incurred negative cash flows from operating activities of $12.2 million and $9.2 million for the three months ended March 31, 2022 and 2021, respectively. We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to expand our sales and marketing initiatives to support our growth in existing and new markets, invest funds in additional research and development activities and utilize cash for other corporate purposes. The Company’s primary sources of capital to date have been proceeds from its IPO, private placements of its convertible preferred securities, borrowings under its credit facility, proceeds from its secondary public offering of common stock and revenues from sales of its products. As of March 31, 2022, the Company had $35.0 million of borrowings outstanding under its credit facility, which has a final maturity in February 2025. Management believes that the Company’s cash and cash equivalents as of March 31, 2022 and anticipated revenues from sales of its products are sufficient to fund the Company’s operations for at least 12 months from the issuance of these financial statements.

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

As of March 31, 2022, there were no significant changes to our material cash requirements as set forth in our Form 10-K, filed with the SEC on March 8, 2022.

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net Cash Used in Operating Activities	$(12,182)	$(9,168)
Net Cash Used in Investing Activities	(1,074)	(675)
Net Cash (Used) Provided by Financing Activities	(48)	82,163
Net (Decrease) Increase in Cash and Cash Equivalents	$(13,304)	$72,320

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $12.2 million, consisting primarily of a net loss of $10.8 million and a decrease in net operating liabilities of $4.1 million, partially offset by non-cash charges of $2.7 million. The decrease in net operating liabilities was primarily due to increases in accounts receivable and inventory and decreases in accounts payable and accrued expenses as a result of timing and the 2022 payment of the 2021 bonus compensation accrued as of December 31, 2021. Non-cash charges consisted of depreciation and amortization, non-cash interest expense and share-based compensation.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 and 2021 was $1.1 million and $0.7 million, respectively. Each was attributable to purchases of property and equipment and capitalized software costs.

Net Cash (Used) Provided by Financing Activities

Net cash used by financing activities for the three months ended March 31, 2022 was $0.05 million and primarily consisted of the amendment fee paid in relation to the 2022 Solar Amendment. Net cash provided by financing activities for the three months ended March 31, 2021 was $82.2 million and primarily consisted of additional proceeds from the Offering and cash proceeds related to stock option exercises.

Indebtedness

Refer to “Note 13. Debt” in our unaudited financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q for information regarding our current Solar credit facility.

Common Stock Offering

Refer to “Note 14. Common Stock” in our unaudited financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q for information regarding our secondary public offering of our common stock.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, or Securities Act, for complying with new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from complying with new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable.

Recent Accounting Pronouncements

We refer you to “Note 3. Summary of Significant Accounting Policies” and “Note 4. Recent Accounting Pronouncements” in “Notes to Interim Financial Statements” located in “Part I – FINANCIAL INFORMATION, Item 1. Financial Statements”.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We refer you to the information described in the “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2022. There have been no material changes to our market risk described therein.

We continue to monitor inflationary factors, such as increases in our cost of revenues and operating expenses that may adversely affect our operating results. Although we do not believe inflation has had a material impact on our financial condition, results of operations or cash flows to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin or decrease our operating expenses as a percentage of our revenues if our selling prices of our products do not increase as much or more than our costs increase.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings.

We are subject from time to time to various claims and legal actions arising during the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 1A.     Risk Factors.

You should carefully consider the information described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2022. There have been no material changes to the risk factors described therein.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

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

10.1◊

Third Amendment to Loan and Security Agreement, dated February 15, 2022, by and among SLR Investment Corp. (formerly known as Solar Capital Ltd.), as collateral agent, the lenders listed on the signature pages thereto, and Neuronetics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2022).

10.2

Subordination Agreement, dated April 29, 2022, by and among ZW Partners, LLC and Neuronetics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2022).

31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained Exhibit 101).
*	Filed herewith.
◊	Certain portions of this exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC or its staff upon request.
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

NEURONETICS, INC.
(Registrant)
Date: May 12, 2022	By:	/s/ Keith J. Sullivan
	Name:	Keith J. Sullivan
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
Date: May 12, 2022	By:	/s/ Stephen Furlong
	Name:	Stephen Furlong
	Title:	SVP, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)