Form 10-Q
period 2022-06-30
Neuronetics, Inc.
filed 2022-08-02
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number: 001-38546

NEURONETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1051425
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3222 Phoenixville Pike, Malvern, PA	19355
(Address of principal executive offices)	(Zip Code)
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

There were 27,022,796 shares of the registrant’s common stock outstanding as of July 27, 2022.

NEURONETICS, INC.

Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NEURONETICS, INC.

Balance Sheets

(Unaudited; In thousands, except per share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$70,931	$94,141
Accounts receivable, net	11,391	7,706
Inventory	7,185	6,563
Current portion of net investments in sales-type leases	2,096	2,198
Current portion of prepaid commission expense	1,768	1,559
Current portion of note receivables	95	74
Prepaid expenses and other current assets	1,618	3,090
Total current assets	95,084	115,331
Property and equipment, net	2,067	1,220
Operating lease right-of-use assets	3,614	3,884
Net investments in sales-type leases	1,682	1,697
Prepaid commission expense	7,163	6,763
Long-term note receivable	10,089	10,110
Other assets	3,254	2,218
Total Assets	$122,953	$141,223
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,350	$4,299
Accrued expenses	9,684	8,233
Deferred revenue	1,748	2,501
Current portion of operating lease liabilities	780	670
Current portion of long-term debt, net	4,375	—
Total current liabilities	18,937	15,703
Long-term debt, net	31,210	35,335
Deferred revenue	1,129	1,471
Operating lease liabilities	3,255	3,539
Total Liabilities	54,531	56,048
Commitments and contingencies (Note 17)	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or
outstanding on June 30, 2022, and December 31, 2021	—	—
Common stock, $0.01 par value: 200,000 shares authorized; 26,856 and 26,395
shares issued and outstanding on June 30, 2022, and December 31, 2021, respectively	268	264
Additional paid-in capital	398,147	393,644
Accumulated deficit	(329,993)	(308,733)
Total Stockholders' Equity	68,422	85,175
Total Liabilities and Stockholders’ Equity	$122,953	$141,223

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Operations

(Unaudited; In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$16,329	$14,203	$30,510	$26,491
Cost of revenues	4,039	2,750	7,524	4,971
Gross Profit	12,290	11,453	22,986	21,520
Operating expenses:
Sales and marketing	13,685	9,042	26,334	17,604
General and administrative	6,356	6,681	12,734	12,785
Research and development	2,045	2,294	3,849	4,604
Total operating expenses	22,086	18,017	42,917	34,993
Loss from Operations	(9,796)	(6,564)	(19,931)	(13,473)
Other (income) expense:
Interest expense	1,000	977	1,978	1,962
Other income, net	(374)	(16)	(649)	(29)
Net Loss	$(10,422)	$(7,525)	$(21,260)	$(15,406)
Net loss per share of common stock outstanding, basic and diluted	$(0.39)	$(0.29)	$(0.80)	$(0.63)
Weighted-average common shares outstanding, basic and diluted	26,787	25,903	26,692	24,608

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Changes in Stockholders’ Equity

(Unaudited; In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	19,114	$191	$302,842	$(277,540)	$25,493
Share-based awards and options exercises	1,076	11	1,581	—	1,592
Issuance of common stock, net of issuance costs of $401	5,566	56	80,515	—	80,571
Share-based compensation expense	—	—	2,196	—	2,196
Net loss	—	—	—	(7,881)	(7,881)
Balance at March 31, 2021	25,756	$258	$387,134	$(285,421)	$101,971
Share-based awards and options exercises	411	4	707	—	711
Share-based compensation expense	—	—	2,009	—	2,009
Net loss	—	—	—	(7,525)	(7,525)
Balance at June 30, 2021	26,167	$262	$389,850	$(292,946)	$97,166

Balance at December 31, 2021	26,395	$264	$393,644	$(308,733)	$85,175
Share-based awards and options exercises	322	3	6	—	9
Share-based compensation expense	—	—	2,252	—	2,252
Net loss	—	—	—	(10,838)	(10,838)
Balance at March 31, 2022	26,717	$267	$395,902	$(319,571)	$76,598
Share-based awards and options exercises	139	1	42	—	43
Share-based compensation expense	—	—	2,203	—	2,203
Net loss	—	—	—	(10,422)	(10,422)
Balance at June 30, 2022	26,856	$268	$398,147	$(329,993)	$68,422

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Cash Flows

(Unaudited; In thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(21,260)	$(15,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	657	552
Share-based compensation	4,455	4,205
Non-cash interest expense	340	324
Cost of rental units purchased by customers	92	137
Changes in certain assets and liabilities:
Accounts receivable, net	(3,685)	(1,835)
Inventory	(840)	(1,673)
Net investments in sales-type leases	102	330
Prepaid commission expense	(610)	(278)
Prepaid expenses and other assets	1,517	1,120
Accounts payable	(2,256)	(1,365)
Accrued expenses	1,451	(715)
Deferred revenue	(1,095)	(336)
Net Cash Used in Operating Activities	(21,132)	(14,940)

Cash Flows from Investing Activities:
Purchases of property and equipment and capitalized software	(2,040)	(1,108)
Net Cash Used in Investing Activities	(2,040)	(1,108)

Cash Flows from Financing Activities:
Payments of debt issuance costs	(90)	—
Proceeds from exercises of stock options	52	2,303
Proceeds from the issuance of common stock	—	80,972
Payments of common stock offering issuance costs	—	(401)
Net Cash (Used) Provided by Financing Activities	(38)	82,874
Net (Decrease) Increase in Cash and Cash Equivalents	(23,210)	66,826
Cash and Cash Equivalents, Beginning of Period	94,141	48,957
Cash and Cash Equivalents, End of Period	$70,931	$115,783
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,638	$1,638
Transfer of Inventory to PP&E	219	—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$308	$41

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

1.     DESCRIPTION OF BUSINESS

Neuronetics, Inc., or the Company, is a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from neurohealth disorders. The Company’s first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation, or TMS, to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system was cleared in 2008 by the United States Food and Drug Administration, or the FDA, to treat adult patients with major depressive disorder, or MDD, who have failed to achieve satisfactory improvement from prior antidepressant medication in the current episode. Our NeuroStar Advanced Therapy system was also cleared in 2022 by the FDA to treat people suffering from obsessive-compulsive disorder. NeuroStar Advanced Therapy is also available in other parts of the world, including Japan, where it is listed under Japan’s national health insurance. The Company intends to continue to pursue development of its NeuroStar Advanced Therapy System for additional indications.

COVID-19

The Company is continuing to monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will continue to impact the Company’s customers, supply chain, employees and other business partners. While the Company experienced significant disruptions in March 2020 through the end of June 30, 2022 from the COVID-19 pandemic, it is unable to predict the full impact that the pandemic may have on its financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the ongoing pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic, vaccination rates, effectiveness of treatments, and containment measures, among others. The pandemic has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets, and may contribute to periods of economic uncertainty in the future.

Liquidity

As of June 30, 2022, the Company had cash and cash equivalents of $70.9 million and an accumulated deficit of $330.0 million. The Company incurred negative cash flows from operating activities of $21.1 million for the six months ended June 30, 2022 and $28.0 million for the year ended December 31, 2021. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company continues to invest in sales, marketing and product development activities. The Company’s primary sources of capital to date have been proceeds from its initial public offering (“IPO”) of common stock, private placements of its convertible preferred securities, borrowings under its credit facility, proceeds from its secondary public offering of common stock and revenues from sales of its products. As of June 30, 2022, the Company had $35.0 million of borrowings outstanding under its credit facility, which has a final maturity in February 2025. Management believes that the Company’s cash and cash equivalents as of June 30, 2022, and anticipated revenues from sales of its products are sufficient to fund the Company’s operations for at least the next 12 months from the issuance of these financial statements.

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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission, or SEC, which permit reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying balance sheets and statements of operations and stockholders’ equity and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s Form 10-K filed with the SEC on March 8, 2022, wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

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

5.     FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaids and other current assets, and accounts payable on the Company’s balance sheets approximated their fair values as of June 30, 2022 and December 31, 2021 due to their short-term nature. The carrying values of the Company’s credit facility approximated its fair value as of June 30, 2022 and December 31, 2021 due to its variable interest rate. The carrying value of the Company’s note receivable approximated its fair value as of June 30, 2022 and December 31, 2021 due to its variable interest rate.

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

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as of June 30, 2022 and December 31, 2021 (in thousands):

June 30, 2022
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$69,063	$69,063	$69,063	$—	$—

December 31, 2021
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$91,236	$91,236	$91,236	$—	$—

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

6.     ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Gross accounts receivable - trade	$13,181	$9,168
Less: Allowances for doubtful accounts	(1,790)	(1,462)
Accounts receivable, net	$11,391	$7,706

7.     PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

The following table presents the composition of property and equipment, net as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Laboratory equipment	$433	$249
Office equipment	508	497
Computer equipment and software	1,677	1,598
Manufacturing equipment	344	341
Leasehold improvements	1,345	471
Rental equipment	538	601
Property and equipment, gross	4,845	3,757
Less: Accumulated depreciation	(2,778)	(2,537)
Property and equipment, net	$2,067	$1,220

As of June 30, 2022 and December 31, 2021, the Company had capitalized software costs, net of $3.4 million and $2.5 million, respectively, which are included in “Prepaid expenses and other current assets” and “Other assets” on the balance sheet.

Depreciation and amortization expense was $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively.

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

As of June 30, 2022, Success TMS has represented to the Company that Success TMS is in compliance with all covenants of the Note.

Interest income recognized by the Company was $0.2 million and $0.5 million for the three and six months ended June 30, 2022, respectively.

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

Operating lease rent expense was $0.2 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the weighted-average remaining lease term of operating leases was 5.6 years and the weighted-average discount rate was 7.1%.

The following table presents the supplemental cash flow information as a lessee related to leases (in thousands):

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$425	$392

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The following table sets forth by year the required future payments of operating lease liabilities (in thousands):

June 30, 2022
Remainder of 2022	$386
2023	880
2024	886
2025	898
2026	921
Thereafter	999
Total lease payments	4,970
Less imputed interest	(935)
Present value of operating lease liabilities	$4,035

Lessor sales-type leases:

Certain customers have purchased NeuroStar Advanced Therapy Systems on a rent-to-own basis. The lease term is three or four years with a customer option to purchase the NeuroStar Advanced Therapy System at the end of the lease or automatic transfer of ownership of the NeuroStar Advanced Therapy System at the end of the lease.

The following table sets forth the profit recognized on sales-type leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Profit recognized at commencement, net	$373	$148	$420	$281
Interest income	—	—	—	—
Total sales-type lease income	$373	$148	$420	$281

The following table sets forth a maturity analysis of the undiscounted lease receivables related to sales-type leases (in thousands):

June 30,
2022
Remainder of 2022	$1,174
2023	1,472
2024	758
2025	286
2026	88
Total sales-type lease receivables	$3,778

As of June 30, 2022, the carrying amount of the lease receivables is $3.8 million. The Company does not have any unguaranteed residual assets.

Lessor operating leases:

NeuroStar Advanced Therapy Systems sold for which collection is not probable are accounted for as operating leases. For the three months ended June 30, 2022 and 2021, the Company recognized operating lease income of $0.05 million and $0.1 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized operating lease income of $0.1 million and $0.2 million, respectively.

The Company maintained Rental Equipment, net of $0.5 million and $0.6 million as of June 30, 2022 and December 31, 2021, respectively, which are included in “Property and equipment, net” on the balance sheet.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

Rental equipment depreciation expense was $0.02 million and $0.01 million for the three months ended June 30, 2022 and 2021, respectively, and $0.05 million and $0.02 million for the six months ended June 30, 2022 and 2021.

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

NeuroStar Advanced Therapy System commissions are deferred and amortized on a straight-line basis over a seven-year period equal to the average customer term, which the Company deems to be the expected period of benefit for these costs.

On the Company’s balance sheets, the current portion of capitalized contract costs is represented by the current portion of prepaid commission expense, while the long-term portion is included in prepaid commission expense. Amortization expense was $0.5 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $0.9 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively.

11.     ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Compensation and related benefits	$6,434	$5,090
Consulting and professional fees	749	537
Research and development expenses	324	388
Sales and marketing expenses	326	268
Warranty	324	306
Sales and other taxes payable	533	664
Other	994	980
Accrued expenses	$9,684	$8,233

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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

As of June 30, 2022, the Company expects to recognize approximately the following percentages of deferred revenue by year:

Revenue
Year:	Recognition
Remainder of 2022	36%
2023	31%
2024	24%
2025	8%
2026	1%
Total	100%

Revenue recognized for the three and six months ended June 30, 2022 that was included in the contract liability balance at the beginning of the year was $0.4 million and $1.8 million, respectively, and primarily represented revenue earned from separately priced extended warranties, customer deposits, milestone revenue, and clinical training.

Customers

For the three months ended June 30, 2022 and 2021, one customer accounted for more than 10% of the Company’s revenues, respectively. For the six months ended June 30, 2022 and 2021, one customer accounted for more than 10% of the Company’s revenues, respectively.

13.     DEBT

The following table presents the composition of debt as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Outstanding principal	$35,000	$35,000
Accrued final payment fees	1,925	1,925
Less debt discounts	(1,340)	(1,590)
Total debt, net	35,585	35,335
Less current portion	(4,375)	—
Long-term debt, net	$31,210	$35,335

For the three months ended June 30, 2022 and 2021, the Company recognized interest expense of $1.0 million, of which $0.8 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

For the six months ended June 30, 2022 and 2021, the Company recognized interest expense of $2.0 million, of which $1.7 million was cash and $0.3 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

Solar Credit Facility

On March 2, 2020, the Company entered into a loan and security agreement with Solar Capital Ltd., or Solar, as collateral agent, and other lenders defined in the agreement, for a credit facility, or the Solar Facility, that replaced the Company’s previous $35.0 million credit facility with Oxford Finance LLC, or Oxford, and such facility, the Oxford Facility.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

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

On February 15, 2022, the Company, SLR Investment Corp. (formerly known as Solar Capital Ltd.) (“Solar”), and our other lenders defined in the Solar Facility, executed an amendment to the Solar Facility and the Solar Amendment (the “2022 Solar Amendment”). The 2022 Solar Amendment waived any default under the Solar Facility and Solar Amendment that resulted from the Company’s failure to comply with the minimum monthly trailing twelve months net product revenue financial covenant, beginning with the testing period for the calendar month ending December 31, 2021 and continuing to the execution date of the 2022 Solar Amendment; (ii) decreased the amount of trailing twelve months net product revenue that the Company is required to achieve, for testing periods on and from the calendar month ending January 31, 2022; (iii) modified the definition of the fourth draw period with respect to the Company’s ability to borrow the Term D Loan portion of the Solar Facility, such that after giving effect to the 2022 Solar Amendment, the Term D Loan portion of the Solar Facility is no longer available to be drawn by the Company; and (iv) modified the definition of interest only extension conditions to allow commencement of loan principal amortization under the Solar Facility to be extended to March 1, 2023. The Company was required to pay an amendment fee of $0.06 million to Solar, which has been recognized as a deferred debt issuance cost as of March 31, 2022 that will be amortized to interest expense using the effective interest method.

As of June 30, 2022, the Company is in compliance with all covenants in the Solar Facility and is projected to be in compliance with the reduced minimum revenue covenant amounts going forward.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

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

Common Stock

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Shares of common stock issued	26,856	26,395
Shares of common stock reserved for issuance for:
Common stock warrants outstanding	75	75
Stock options outstanding	1,428	1,499
Restricted stock units outstanding	4,276	2,124
Shares available for grant under stock incentive plan	1,051	2,037
Shares available for sale under employee stock purchase plan	1,063	799
Total shares of common stock issued and reserved for issuance	34,749	32,929

Common Stock Warrants

The following tables summarize the Company’s outstanding common stock warrants as of June 30, 2022, and December 31, 2021:

June 30, 2022
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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

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

The following potentially dilutive securities outstanding as of June 30, 2022 and 2021 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	June 30,
	2022	2021
Stock options	1,428	1,607
Non-vested performance restricted stock units	395	395
Non-vested restricted stock units	3,881	1,744
Common stock warrants	75	75

16.     SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its statements of operations for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$34	$13	$60	33
Sales and marketing	1,049	518	2,183	1,093
General and administrative	1,002	1,482	2,011	3,000
Research and development	118	(4)	201	79
Total	$2,203	$2,009	$4,455	$4,205

2018 Equity Incentive Plan

In June 2018, the Company adopted the 2018 Equity Incentive Plan, or 2018 Plan, which authorized the issuance of up to 1.4 million shares, subject to an annual 4% increase based on the number of shares of common stock outstanding, in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. The amount and terms of grants are determined by the Company’s board of directors. All stock options granted to date have had exercise prices equal to the fair value, as determined by the closing price as reported by the Nasdaq Global Market, of the underlying common stock on the date of grant. The contractual term of stock options is up to 10 years, and stock options are exercisable in cash or as otherwise determined by the board of directors. Generally, stock options vest 25% upon the first anniversary of the date of grant and the remainder ratably monthly thereafter for 36 months. Restricted stock units generally vest ratably in three equal installments on the first, second and third anniversaries of the grant date. Performance restricted stock units (“PRSUs”) generally vest based on appreciation of the Company’s common stock to a certain price as determined by the Company’s board of directors measured using a trailing 30-day volume weighted average price of a share of the Company’s common stock. The fair value of the PRSU awards are determined using a risk neutral Monte Carlo simulation valuation model. As of June 30, 2022, there were 0.6 million shares available for future issuance under the 2018 Plan.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

2020 Inducement Incentive Plan

In December 2020, the Company adopted the 2020 Inducement Incentive Plan, which authorized the issuance of up to 0.4 million shares, subject to increase by approval of the Company’s board of directors, in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock awards to eligible employees who satisfy the standards for inducement grants under Nasdaq Global Market rules. In March 2022, the Company’s board of directors approved an additional 500,000 shares for the issuance under the plan. An individual who previously served as an employee or director of the Company is not eligible to receive awards under this plan. The amount and terms of grants are determined by the Company’s board of directors. As of June 30, 2022, there were 0.5 million shares available for future issuance under the 2020 Inducement Incentive Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2022:

				Aggregate
	Number of	Weighted-	Weighted-	average
	Shares under	average	Remaining	Intrinsic
	Option	Exercise Price	Contractual	Value
	(in thousands)	per Option	Life (in years)	(in thousands)
Outstanding at December 31, 2021	1,499	$4.01
Granted	—	$—
Exercised	(51)	$1.01
Forfeited	(20)	$12.87
Outstanding at June 30, 2022	1,428	$4.00	7.5	$1,293
Exercisable at June 30, 2022	839	$4.74	7.1	$649
Vested and expected to vest at June 30, 2022	1,428	$4.00	7.5	$1,293

The Company recognized share-based compensation expense related to stock options of $0.1 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was $0.9 million of total unrecognized compensation cost related to non-vested stock options which the Company expects to recognize over a weighted-average period of 1.6 years. The total intrinsic value of stock options exercised during the six months ended June 30, 2022 was $0.1 million.

Restricted Stock Units and Performance Restricted Stock Units

The following table summarizes the Company’s restricted stock unit and performance restricted stock unit activity for June 30, 2022:

	Non-vested	Weighted-	Non-vested	Weighted-
	Restricted	average	Performance Restricted	average
	Stock Units	Grant-date	Stock Units	Grant-date
	(in thousands)	Fair Value	(in thousands)	Fair Value
Non-vested at December 31, 2021	1,729	$7.29	395	$6.77
Granted	2,710	$3.29	—	$—
Vested	(409)	$9.21	—	$—
Forfeited	(149)	$6.53	—	$—
Non-vested at June 30, 2022	3,881	$4.32	395	$6.77

The Company recognized $2.0 million and $1.8 million in share-based compensation expense related to the restricted stock units and performance restricted stock units for the three months ended June 30, 2022 and

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

2021, respectively, and $4.1 million and $3.8 million the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was $13.2 million of unrecognized compensation cost related to non-vested restricted stock units and performance restricted stock units, which the Company expects to recognize over a weighted-average period of 2.0 years. The total fair value at the vesting date of restricted stock units and performance restricted stock units vested during the six months ended June 30, 2022, was $1.4 million.

The Company did not grant performance restricted stock units during the period ended June 30, 2022. For the period ended December 31, 2021, the grant-date fair value of the performance restricted stock units was estimated at the time of grant using the following inputs and assumptions in the Monte Carlo simulation valuation model:

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

The following geographic data includes revenue generated from the Company’s third-party distributors. The Company’s revenue was generated in the following geographic regions and by product line for the periods indicated (in thousands):

	Revenues by Geography
	Three Months Ended June 30,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$16,132	99%	$13,809	97%
International	197	1%	394	3%
Total revenues	$16,329	100%	$14,203	100%

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

	U.S. Revenues by Product Category
	Three Months Ended June 30,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$4,382	27%	$2,577	19%
Treatment sessions	11,295	70%	10,801	78%
Other	455	3%	431	3%
Total U.S. revenues	$16,132	100%	$13,809	100%

	International Revenues by Product Category
	Three Months Ended June 30,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$52	26%	$284	72%
Treatment sessions	14	7%	14	4%
Other	131	67%	96	24%
Total International revenues	$197	100%	$394	100%

	Revenues by Geography
	Six Months Ended June 30,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$29,648	97%	$25,611	97%
International	862	3%	880	3%
Total revenues	$30,510	100%	$26,491	100%

	U.S. Revenues by Product Category
	Six Months Ended June 30,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$8,024	27%	$4,333	17%
Treatment sessions	20,763	70%	20,429	80%
Other	861	3%	849	3%
Total U.S. revenues	$29,648	100%	$25,611	100%

	International Revenues by Product Category
	Six Months Ended June 30,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$364	42%	$491	56%
Treatment sessions	184	21%	145	16%
Other	314	37%	244	28%
Total International revenues	$862	100%	$880	100%

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

19.     SEVERANCE

The Company entered into transition agreements outlining the separation with certain former employees during the period ended June 30, 2022 and 2021, respectively. In connection with these agreements, the Company recorded $0.1 million of charges in salary, payroll tax and bonus expenses for the three months ended June 30, 2022 and 2021, respectively, and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, $0.3 million and $0.8 million of termination benefits were paid associated with the termination of the employees and charged against this liability. As of June 30, 2022 and December 31, 2021, $0.1 million and $0.1 million, respectively, remain in accrued liabilities for the unpaid portion of the separation benefits.

20. RISKS AND UNCERTAINTIES

Information About Significant Customers

Significant customers are those which represent more than 10% of the Company’s total revenue or are considered significant based on combination of quantitative and qualitative factors during the periods. For each significant customer, revenue as a percentage of total revenue was as follows (in thousands, except for percentages):

	Six Months Ended June 30,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
Customer 1	$3,559	12%	$4,031	15%
Customer 2	2,637	8%	2,089	8%
Total	$6,196	20%	$6,120	23%

Accounts receivable outstanding related to these customers as of June 30, 2022 was as follows (in thousands):

June 30,
2022
Customer 1	$3,805
Customer 2	1,537
Total accounts receivable	$5,342

21. SUBSEQUENT EVENTS

On July 14, 2022, Success TMS repaid in full the Note issued on September 29, 2021 with a cash payment of $10,544,792, which included all outstanding principal and accrued but unpaid interest. The repayment extinguished the Note in its entirety and terminated the Subordination Agreement entered into by the Company and ZW Partners. Refer to “Note 8. Receivables” in our unaudited financial statements and related notes thereto in this Quarterly Report on Form 10-Q for more information on the Note and Subordination Agreement.

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

Overview

We are a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from neurohealth disorders. Our first commercial product, the NeuroStar® Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation, or TMS, to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the United States Food and Drug Administration, or FDA, to treat adult patients with major depressive disorder, or MDD, that have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. Our NeuroStar Advanced Therapy system was also cleared in 2022 by the FDA to treat people suffering from obsessive-compulsive disorder. NeuroStar Advanced Therapy is also available in other parts of the world, including Japan, where it is listed under Japan’s national health insurance. NeuroStar Advanced Therapy is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We believe we are the market leader in TMS therapy based on over 134,300 global patients treated with over 4.8 million of our Treatment Sessions through such date. We generated revenues of $16.3 million and $14.2 million for the three months ended June 30, 2022 and 2021, respectively, and $30.5 million and $26.5 million for the six months ended June 30, 2022 and 2021, respectively.

We designed the NeuroStar Advanced Therapy System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of other treatment options. We generate revenues from initial capital sales of our systems, recurring Treatment Sessions and service and repair and extended warranty contracts. We derive the majority of our revenues from recurring Treatment Sessions. For the three months ended June 30, 2022, revenues from sales of our Treatment Sessions and NeuroStar Advanced Therapy Systems represented 70% and 27% of our U.S. revenues, respectively, and 70% and 27% for the six months ended June 30, 2022 and 2021, respectively.

We currently sell our NeuroStar Advanced Therapy System and recurring Treatment Sessions in the United States with the collaborative support of our 184 employees as of June 30, 2022. Our sales force targets an estimated 50,000 psychiatrists across 26,000 psychiatric practices in the United States, based on data from Symphony Health and our own internal estimates that treat approximately 42% of the total MDD patients in the United States who meet our labeled indication and are insured. Some of our customers have and may purchase more than one NeuroStar Advanced Therapy System. Based on our commercial data, we believe our customers can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients. We believe our customers can generate approximately $8,500 of average revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We have a diverse customer base, including psychiatrists in group psychiatric practices, pain management physicians and other medical professionals in the United States. For the three and six months ended June 30, 2022, one customer accounted for more than 10% of our revenues.

We market our products in a few select markets outside the United States through independent distributors. International revenues represented 1% and 3% of our total revenues for the three months ended June 30, 2022 and 2021, respectively, and 3% and 3% for the six months ended June 30, 2022 and 2021, respectively. In October 2017, we entered into an exclusive distribution agreement with Teijin Pharma Limited, or Teijin, for the distribution of our NeuroStar Advanced Therapy Systems and Treatment Sessions to customers who will treat patients with MDD in Japan. We received regulatory approval for our system in Japan in September 2017 and we received the initial reimbursement of JPY 12,000 per Treatment Session, which went into effect on June 1, 2019. We expect our international revenues to increase over time as a percentage of our total revenues as we grow system placements and utilization in Japan.

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

Our total revenues increased by $2.1 million, or 15%, from $14.2 million for the three months ended June 30, 2021 to $16.3 million for the three months ended June 30, 2022 and increased by $4.0 million, or 15%, from $26.5 million for the six months ended June 30, 2021 to $30.5 million for the six months ended June 30, 2022. For the three and six months ended June 30, 2022, our U.S. revenues were $16.1 million and $29.6 million compared to $13.8 million and $25.6 million for three and six months ended June 30, 2021, which represents an increase of 17% and 16%, respectively, period over period. The increase was primarily attributable to an increase in U.S. NeuroStar Advanced Therapy System sales period over period. We incurred net losses of $10.4 million and $21.3 million for the three and six months ended June 30, 2022 compared to net losses of $7.5 million and $15.4 million for three and six months ended June 30, 2021. We expect to continue to incur losses for the next several years as we invest in our commercial organization to support our planned sales growth and while continuing to invest in our pipeline indications. As of June 30, 2022, we had an accumulated deficit of $330.0 million.

COVID-19

Throughout 2020, 2021 and the six months ended June 30, 2022, the Company experienced a material impact to revenue, particularly with regards to U.S. Treatment Session revenues as a result of the COVID-19 pandemic. The Company expects that capital equipment sales and Treatment Session revenues will continue to be impacted by the pandemic as customers defer capital purchase decisions and delay new patient treatment starts. System utilization has also declined compared to pre-COVID-19 projections.

We have monitored the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it has and will continue to impact the Company’s customers, supply chain, employees and other business partners. While we experienced significant disruptions in the current period and the six months ended June 30, 2022 from the COVID-19 pandemic, we are unable to predict the ultimate impact that the COVID-19 pandemic may have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the ongoing pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic, vaccination rates and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity.

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

Cost of Revenues and Gross Margin

Cost of revenues primarily consists of the costs of components and products purchased from our third-party contract manufacturers of our NeuroStar Advanced Therapy Systems as well as the cost of treatment packs for individual Treatment Sessions. We use third-party contract manufacturing partners to produce the components for and assemble the completed NeuroStar Advanced Therapy Systems. Cost of revenues also includes costs related to personnel, warranty, shipping, and our operations and field service departments. We expect our total cost of revenues to increase to the extent our revenues grow.

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

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

	Three Months Ended
	June 30,		Increase / (Decrease)
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$16,329	$14,203	$2,126	15%
Cost of revenues	4,039	2,750	1,289	47%
Gross Profit	12,290	11,453	837	7%
Gross Margin	75.3%	80.6%

Operating expenses:
Sales and marketing	13,685	9,042	4,643	51%
General and administrative	6,356	6,681	(325)	(5)%
Research and development	2,045	2,294	(249)	(11)%
Total operating expenses	22,086	18,017	4,069	23%
Loss from Operations	(9,796)	(6,564)	(3,232)	(49)%
Other (income) expense:
Interest expense	1,000	977	23	2%
Other income, net	(374)	(16)	(358)	2,238%
Net Loss	$(10,422)	$(7,525)	$(2,897)	(38)%

	Revenues by Geography
	Three Months Ended June 30,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$16,132	99%	$13,809	97%
International	197	1%	394	3%
Total revenues	$16,329	100%	$14,203	100%

	U.S. Revenues by Product Category
	Three Months Ended June 30,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$4,382	27%	$2,577	19%
Treatment sessions	11,295	70%	10,801	78%
Other	455	3%	431	3%
Total U.S. revenues	$16,132	100%	$13,809	100%

Revenues

Total revenue for the three months ended June 30, 2022 was $16.3 million, an increase of 15% compared to the three months ended June 30, 2021 revenue of $14.2 million. During the quarter, total U.S. revenue increased by 17% and international revenue decreased by 50% over the prior year quarter. The U.S. revenue growth was primarily driven by an increase in NeuroStar Advanced Therapy System sales and the decline in international revenue was primarily driven by a decrease in international NeuroStar Advanced Therapy Systems sales.

U.S. NeuroStar Advanced Therapy System revenue for the three months ended June 30, 2022 was $4.4 million, an increase of 70% compared to the three months ended June 30, 2021 revenue of $2.6 million. For the three months ended June 30, 2022 and 2021, the Company sold 58 and 36 systems, respectively, that were recognized as NeuroStar capital revenue during each period. Additionally, for the three months ended June 30, 2022, the Company executed 1 operating lease agreement that contributed to operating lease revenue.

U.S. Treatment Session revenue for the three months ended June 30, 2022 was $11.3 million, an increase of 5% compared to the three months ended June 30, 2021 revenue of $10.8 million. The revenue growth was primarily driven by an increase in the number of accounts utilizing our PHQ-10 tool. As a result, our treatment session volume in our local per click accounts, those utilizing our PHQ-10 tool, increased 15% compared to the second quarter of 2021.

Cost of Revenues and Gross Margin

Cost of revenues increased by $1.2 million, or 47%, from $2.8 million for the three months ended June 30, 2021 to $4.0 million for the three months ended June 30, 2022. Gross margin decreased from 80.6% for the three months ended June 30, 2021 to 75.3% for the three months ended June 30, 2022. The decrease was primarily a result of a change in product mix compared to the prior year quarter.

Sales and Marketing Expenses

Sales and marketing expenses increased by $4.7 million, or 51%, from $9.0 million for the three months ended June 30, 2021 to $13.7 million for the three months ended June 30, 2022. The increase was expected and primarily due to new marketing initiative related costs, including trade shows, digital paid media costs and market research, and sales personnel expenses related to salary, benefits, commissions and share-based compensation incurred in the current period versus the prior year quarter.

General and Administrative Expenses

General and administrative expenses decreased by $0.3 million, or 5%, from $6.7 million for the three months ended June 30, 2021 to $6.4 million for the three months ended June 30, 2022. The decrease was primarily due to decreased personnel expenses, IT consulting costs and insurance premiums in the current period versus the prior year quarter.

Research and Development Expenses

Research and development expenses decreased by $0.3 million, or 11%, from $2.3 million for the three months ended June 30, 2021 to $2.0 million for the three months ended June 30, 2022. The decrease was primarily due to a reduction in product development costs related to the capitalization of certain of the Company’s software project costs, which was partially offset by an increase in clinical development costs versus the prior year quarter.

Interest Expense

Interest expense remained constant at $1.0 million for the three months ended June 30, 2021 and 2022.

Other Income, Net

Other income, net increased by $0.4 million from $0.02 million for the three months ended June 30, 2021 to $0.4 million for the three months ended June 30, 2022, primarily as a result of increased interest income earned on the Company’s note receivables.

Comparison of the six months ended June 30, 2022 and 2021

	Six Months Ended
	June 30,		Increase / (Decrease)
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$30,510	$26,491	$4,019	15%
Cost of revenues	7,524	4,971	2,553	51%
Gross Profit	22,986	21,520	1,466	7%
Gross Margin	75.3%	81.2%

Operating expenses:
Sales and marketing	26,334	17,604	8,730	50%
General and administrative	12,734	12,785	(51)	(0)%
Research and development	3,849	4,604	(755)	(16)%
Total operating expenses	42,917	34,993	7,924	23%
Loss from Operations	(19,931)	(13,473)	(6,458)	(48)%
Other (income) expense:
Interest expense	1,978	1,962	16	1%
Other income, net	(649)	(29)	(620)	(2,138)%
Net Loss	$(21,260)	$(15,406)	$(5,854)	(38)%

	Revenues by Geography
	Six Months Ended June 30,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$29,648	97%	$25,611	97%
International	862	3%	880	3%
Total revenues	$30,510	100%	$26,491	100%

	U.S. Revenues by Product Category
	Six Months Ended June 30,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$8,024	27%	$4,333	17%
Treatment sessions	20,763	70%	20,429	80%
Other	861	3%	849	3%
Total U.S. revenues	$29,648	100%	$25,611	100%

Revenues

Total revenue for the six months ended June 30, 2022 was $30.5 million, an increase of 15% compared to the six months ended June 30, 2021 revenue of $26.5 million. During the six months ended June 30, 2022, total U.S. revenue increased by 16% and international revenue decreased by 2% over the six months ended June 30, 2021. The U.S. revenue growth was primarily driven by an increase in NeuroStar Advanced Therapy System sales and the decline in international revenue was primarily driven by a decrease in international NeuroStar Advanced Therapy Systems sales.

U.S. NeuroStar Advanced Therapy System revenue for the six months ended June 30, 2022 was $8.0 million, an increase of 85% compared to the six months ended June 30, 2021 revenue of $4.3 million. For the six months ended June 30, 2022 and 2021, the Company sold 104 and 59 systems, respectively, that were recognized as NeuroStar capital revenue during each period. Additionally, for the six months ended June 30, 2022, the Company executed 1 operating lease agreement that contributed to operating lease revenue.

U.S. treatment session revenue for the six months ended June 30, 2022 was $20.8 million, an increase of 2% compared to the six months ended June 30, 2021 revenue of $20.4 million. The revenue growth was primarily driven by an increase in the number of accounts utilizing our PHQ-10 tool. As a result, our treatment session volume in our local per click accounts, those utilizing our PHQ-10 tool, increased 14% compared to the prior year period.

Cost of Revenues and Gross Margin

Cost of revenues increased by $2.5 million, or 51%, from $5.0 million for the six months ended June 30, 2021 to $7.5 million for the six months ended June 30, 2022. The increase was due to revenue growth versus the prior year period. Gross margin decreased from 81.2% for the six months ended June 30, 2021 to 75.3% for the six months ended June 30, 2022. The decrease was primarily a result of a change in the product mix of revenues versus the prior year period.

Sales and Marketing Expenses

Sales and marketing expenses increased by $8.7 million, or 50%, from $17.6 million for the six months ended June 30, 2021 to $26.3 million for the six months ended June 30, 2022. The increase was expected and primarily due to new marketing initiative related costs, including trade shows, digital paid media costs and market research, and sales personnel expenses related to salary, benefits, commissions and share-based compensation incurred versus the prior year period.

General and Administrative Expenses

General and administrative expenses remained materially consistent from $12.8 million for the six months ended June 30, 2021 to $12.7 million for the six months ended June 30, 2022.

Research and Development Expenses

Research and development expenses decreased by $0.8 million, or 16%, from $4.6 million for the six months ended June 30, 2021 to $3.8 million for the six months ended June 30, 2022. The decrease was primarily due to a reduction in product development costs related to the capitalization of certain of the Company’s software project costs, which was partially offset by an increase in clinical development costs versus the prior year period.

Interest Expense

Interest expense remained consistent at $2.0 million for the six months ended June 30, 2021 and 2022.

Other Income, Net

Other income, net increased by $0.7 million from $0.03 million for the six months ended June 30, 2021 to $0.7 million for the six months ended June 30, 2022, primarily as a result of increased interest income earned on the Company’s note receivables.

Liquidity and Capital Resources

Overview

On February 2, 2021, we closed on our secondary public offering and sale (the “Offering”) of our common stock in which we issued and sold 5,566,000 shares of our common stock, which included shares pursuant to an option granted to underwriters to purchase additional shares, at a public offering price of $15.50 per share. We received net proceeds of $80.6 million after deducting underwriting discounts, commissions and offering expenses. Our common stock is listed on the Nasdaq Global Market under the trading symbol “STIM”.

As of June 30, 2022, we had cash and cash equivalents of $70.9 million and an accumulated deficit of $330.0 million, compared to cash and cash equivalents of $94.1 million and an accumulated deficit of $308.7 million as of December 31, 2021. We incurred negative cash flows from operating activities of $21.1 million and $14.9 million for the six months ended June 30, 2022 and 2021, respectively. We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to expand our sales and marketing initiatives to support our growth in existing and new markets, invest funds in additional research and development activities and utilize cash for other corporate purposes. The Company’s primary sources of capital to date have been proceeds from its IPO, the Offering, private placements of its convertible preferred securities, borrowings under its credit facility and revenues from sales of its products. As of June 30, 2022, 2022, the Company had $35.0 million of borrowings outstanding under its credit facility, which has a final maturity in February 2025. Management believes that the Company’s cash and cash equivalents as of June 30, 2022 and anticipated revenues from sales of its products are sufficient to fund the Company’s operations for at least 12 months from the issuance of these financial statements.

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

Our current and future funding requirements will depend on many factors, including:

●	the impact of COVID-19 and related governmental responses;
●	our ability to achieve revenue growth and improve operating margins, particularly in light of a challenging macroeconomic environment;
●	compliance with the terms and conditions, including covenants, set forth in our credit facility;
●	the cost of expanding our operations and offerings, including our sales and marketing efforts;

●	our ability to improve or maintain coverage and reimbursement arrangements with domestic third-party and government payors, particularly in Japan;
●	our rate of progress in establishing coverage and reimbursement arrangements from international commercial third-party and government payors;
●	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our products and maintaining or improving our sales to our current customers;
●	the cost of research and development activities, including research and development relating to additional indications of neurohealth disorders;
●	the effect of competing technological and market developments;
●	costs related to international expansion; and
●	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.

As of June 30, 2022, there were no significant changes to our material cash requirements as set forth in our Form 10-K, filed with the SEC on March 8, 2022.

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Net Cash Used in Operating Activities	$(21,132)	$(14,940)
Net Cash Used in Investing Activities	(2,040)	(1,108)
Net Cash (Used) Provided by Financing Activities	(38)	82,874
Net (Decrease) Increase in Cash and Cash Equivalents	$(23,210)	$66,826

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $21.1 million, consisting primarily of a net loss of $21.3 million and an increase in net operating assets of $5.4 million, partially offset by non-cash charges of $5.5 million. The increase in net operating assets was primarily due to increases in accounts receivable and inventory and decreases in accounts payable as a result of timing. Non-cash charges consisted of depreciation and amortization, non-cash interest expense, share-based compensation, and the cost of rental units purchased by customers.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 and 2021 was $2.0 million and $1.1 million, respectively. Each was attributable to purchases of property and equipment and capitalized software costs.

Net Cash Used in and Provided by Financing Activities

Net cash used by financing activities for the six months ended June 30, 2022 was $0.04 million and consisted of the amendment fee paid in relation to the 2022 Solar Amendment, which was offset by cash proceeds related to stock option exercises.

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

Common Stock Offering

Refer to “Note 14. Common Stock” in our unaudited financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q for information regarding the Offering.

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

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Description
10.1	Subordination Agreement by and between ZW Partners, LLC and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2022).
31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, and (iv) Consolidated Statements of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are imbedded within the Inline XBRL document.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and included in Exhibit 101).
*	Filed herewith.
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

NEURONETICS, INC.
(Registrant)
Date: August 2, 2022	By:	/s/ Keith J. Sullivan
	Name:	Keith J. Sullivan
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
Date: August 2, 2022	By:	/s/ Stephen Furlong
	Name:	Stephen Furlong
	Title:	SVP, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)