Form 10-Q
period 2022-09-30
Neuronetics, Inc.
filed 2022-11-08
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number: 001-38546

NEURONETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1051425
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3222 Phoenixville Pike, Malvern, PA	19355
(Address of principal executive offices)	(Zip Code)
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

There were 27,221,490 shares of the registrant’s common stock outstanding as of November 4, 2022.

NEURONETICS, INC.

Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NEURONETICS, INC.

Balance Sheets

(Unaudited; In thousands, except per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$73,698	$94,141
Accounts receivable, net	11,963	7,706
Inventory	8,573	6,563
Current portion of net investments in sales-type leases	1,874	2,198
Current portion of prepaid commission expense	1,871	1,559
Current portion of note receivables	80	74
Prepaid expenses and other current assets	3,037	3,090
Total current assets	101,096	115,331
Property and equipment, net	2,109	1,220
Operating lease right-of-use assets	3,459	3,884
Net investments in sales-type leases	1,617	1,697
Prepaid commission expense	7,305	6,763
Long-term note receivable	94	10,110
Other assets	3,555	2,218
Total Assets	$119,235	$141,223
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,350	$4,299
Accrued expenses	11,493	8,233
Deferred revenue	1,732	2,501
Current portion of operating lease liabilities	818	670
Current portion of long-term debt, net	8,750	—
Total current liabilities	25,143	15,703
Long-term debt, net	27,009	35,335
Deferred revenue	981	1,471
Operating lease liabilities	3,111	3,539
Total Liabilities	56,244	56,048
Commitments and contingencies (Note 17)	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or
outstanding on September 30, 2022, and December 31, 2021	—	—
Common stock, $0.01 par value: 200,000 shares authorized; 27,060 and 26,395
shares issued and outstanding on September 30, 2022, and December 31, 2021, respectively	270	264
Additional paid-in capital	400,323	393,644
Accumulated deficit	(337,602)	(308,733)
Total Stockholders' Equity	62,991	85,175
Total Liabilities and Stockholders’ Equity	$119,235	$141,223

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Operations

(Unaudited; In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$16,498	$13,799	$47,008	$40,290
Cost of revenues	3,570	3,144	11,093	8,115
Gross Profit	12,928	10,655	35,915	32,175
Operating expenses:
Sales and marketing	11,643	9,827	37,977	27,431
General and administrative	6,391	6,435	19,125	19,220
Research and development	2,348	1,575	6,197	6,179
Total operating expenses	20,382	17,837	63,299	52,830
Loss from Operations	(7,454)	(7,182)	(27,384)	(20,655)
Other (income) expense:
Interest expense	1,061	993	3,039	2,955
Other income, net	(906)	(24)	(1,554)	(53)
Net Loss	$(7,609)	$(8,151)	$(28,869)	$(23,557)
Net loss per share of common stock outstanding, basic and diluted	$(0.28)	$(0.31)	$(1.08)	$(0.94)
Weighted-average common shares outstanding, basic and diluted	26,965	26,301	26,797	25,179

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Changes in Stockholders’ Equity

(Unaudited; In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	19,114	$191	$302,842	$(277,540)	$25,493
Share-based awards and options exercises	1,076	11	1,581	—	1,592
Issuance of common stock, net of issuance costs of $401	5,566	56	80,515	—	80,571
Share-based compensation expense	—	—	2,196	—	2,196
Net loss	—	—	—	(7,881)	(7,881)
Balance at March 31, 2021	25,756	$258	$387,134	$(285,421)	$101,971
Share-based awards and options exercises	411	4	707	—	711
Share-based compensation expense	—	—	2,009	—	2,009
Net loss	—	—	—	(7,525)	(7,525)
Balance at June 30, 2021	26,167	$262	$389,850	$(292,946)	$97,166
Share-based awards and options exercises	168	1	99	—	100
Share-based compensation expense	—	—	1,961	—	1,961
Net loss	—	—	—	(8,151)	(8,151)
Balance at September 30, 2021	26,335	$263	$391,910	$(301,097)	$91,076

Balance at December 31, 2021	26,395	$264	$393,644	$(308,733)	$85,175
Share-based awards and options exercises	322	3	6	—	9
Share-based compensation expense	—	—	2,252	—	2,252
Net loss	—	—	—	(10,838)	(10,838)
Balance at March 31, 2022	26,717	$267	$395,902	$(319,571)	$76,598
Share-based awards and options exercises	139	1	42	—	43
Share-based compensation expense	—	—	2,203	—	2,203
Net loss	—	—	—	(10,422)	(10,422)
Balance at June 30, 2022	26,856	$268	$398,147	$(329,993)	$68,422
Share-based awards and options exercises	204	2	(2)	—	—
Share-based compensation expense	—	—	2,178	—	2,178
Net loss	—	—	—	(7,609)	(7,609)
Balance at September 30, 2022	27,060	$270	$400,323	$(337,602)	$62,991

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Cash Flows

(Unaudited; In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(28,869)	$(23,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,044	768
Share-based compensation	6,633	6,166
Non-cash interest expense	513	484
Cost of rental units purchased by customers	92	137
Changes in certain assets and liabilities:
Accounts receivable, net	(4,257)	(3,097)
Inventory	(2,299)	(1,870)
Net investments in sales-type leases	381	341
Prepaid commission expense	(854)	(602)
Prepaid expenses and other assets	176	(453)
Accounts payable	(2,199)	(840)
Accrued expenses	3,260	(405)
Deferred revenue	(1,260)	(531)
Net Cash Used in Operating Activities	(27,639)	(23,459)

Cash Flows from Investing Activities:
Purchases of property and equipment and capitalized software	(2,766)	(1,552)
Repayment (Issuance) of promissory note	10,000	(7,486)
Net Cash provided by (used in) Investing Activities	7,234	(9,038)

Cash Flows from Financing Activities:
Payments of debt issuance costs	(90)	—
Proceeds from exercises of stock options	52	2,403
Proceeds from the issuance of common stock	—	80,972
Payments of common stock offering issuance costs	—	(401)
Net Cash (used in) Provided by Financing Activities	(38)	82,974
Net (Decrease) Increase in Cash and Cash Equivalents	(20,443)	50,477
Cash and Cash Equivalents, Beginning of Period	94,141	48,957
Cash and Cash Equivalents, End of Period	$73,698	$99,434
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,525	$2,471
Transfer of Inventory to PP&E	285	235
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$251	$398
Reduction of accounts receivable in long-term note receivable	—	2,514

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

1.     DESCRIPTION OF BUSINESS

Neuronetics, Inc., or the Company, is a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from neurohealth disorders. The Company’s first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation, or TMS, to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system was cleared in 2008 by the United States Food and Drug Administration, or the FDA, to treat adult patients with major depressive disorder, or MDD, who have failed to achieve satisfactory improvement from prior antidepressant medication in the current episode. Our NeuroStar Advanced Therapy system was also cleared in 2022 by the FDA to treat people suffering from obsessive-compulsive disorder as well as for the treatment of comorbid anxiety symptoms for adults with MDD suffering from anxiety symptoms (“anxious depression”). NeuroStar Advanced Therapy is also available in other parts of the world, including Japan, where it is listed under Japan’s national health insurance. The Company intends to continue to pursue development of its NeuroStar Advanced Therapy System for additional indications.

COVID-19

The Company is continuing to monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will continue to impact the Company’s customers, supply chain, employees and other business partners. While the Company experienced significant disruptions in March 2020 through the end of September 30, 2022 from the COVID-19 pandemic, it is unable to predict the full impact that the pandemic may have on its financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the ongoing pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic, vaccination rates, effectiveness of treatments, and containment measures, among others. The pandemic has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets, and may contribute to periods of economic uncertainty in the future.

Liquidity

As of September 30, 2022, the Company had cash and cash equivalents of $73.7 million and an accumulated deficit of $337.6 million. The Company incurred negative cash flows from operating activities of $27.6 million for the nine months ended September 30, 2022 and $28.0 million for the year ended December 31, 2021. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company continues to invest in sales, marketing and product development activities. The Company’s primary sources of capital to date have been proceeds from its initial public offering (“IPO”) of common stock, private placements of its convertible preferred securities, borrowings under its credit facility, proceeds from its secondary public offering of common stock and revenues from sales of its products. As of September 30, 2022, the Company had $35.0 million of borrowings outstanding under its credit facility, which has a final maturity in February 2025. Management believes that the Company’s cash and cash equivalents as of September 30, 2022, and anticipated revenues from sales of its products are sufficient to fund the Company’s operations for at least the next 12 months from the issuance of these financial statements.

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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission, or SEC, which permit reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying balance sheets and statements of operations and stockholders’ equity and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s Form 10-K filed with the SEC on March 8, 2022, wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

5.     FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaids and other current assets, and accounts payable on the Company’s balance sheets approximated their fair values as of September 30, 2022 and December 31, 2021 due to their short-term nature. The carrying values of the Company’s credit facility approximated its fair value as of September 30, 2022 and December 31, 2021 due to its variable interest rate. The carrying value of the Company’s note receivable approximated its fair value as of December 31, 2021 due to its variable interest rate.

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

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as of September 30, 2022 and December 31, 2021 (in thousands):

September 30, 2022
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$69,405	$69,405	$69,405	$—	$—

December 31, 2021
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$91,236	$91,236	$91,236	$—	$—

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

6.     ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Gross accounts receivable - trade	$13,754	$9,168
Less: Allowances for doubtful accounts	(1,791)	(1,462)
Accounts receivable, net	$11,963	$7,706

7.     PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

The following table presents the composition of property and equipment, net as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Laboratory equipment	$466	$249
Office equipment	508	497
Computer equipment and software	1,711	1,598
Manufacturing equipment	344	341
Leasehold improvements	1,422	471
Rental equipment	575	601
Property and equipment, gross	5,026	3,757
Less: Accumulated depreciation	(2,917)	(2,537)
Property and equipment, net	$2,109	$1,220

As of September 30, 2022 and December 31, 2021, the Company had capitalized software costs, net of $3.7 million and $2.5 million, respectively, which are included in “Prepaid expenses and other current assets” and “Other assets” on the balance sheet.

Depreciation and amortization expense was $0.4 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $1.0 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively.

8.     NOTE RECEIVABLE

On September 29, 2021, Neuronetics, Inc. the Company entered into an exclusive, five-year master sales agreement (the “Commercial Agreement”) with Check Five, LLC d/b/a Success TMS (“Success TMS”). In connection with the Commercial Agreement, the Company agreed to loan Success TMS the principal amount of $10.0 million for a period of five years pursuant to a secured promissory note (the “Note”). The Note bore interest at a floating rate equal to the prime rate plus 6.00% per annum. The Note included an interest-only period through October 1, 2022, after which time Success TMS was required to make monthly payments of principal and interest. Under the terms of the Note, the Company had received a first priority security interest in substantially all of the assets of Success TMS. Success TMS has also granted the Company an observer seat on the Board of Managers of Success TMS.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

In the Note, Success TMS made certain representations and warranties and was required to comply with certain customary affirmative and negative covenants during the term of the Note.

On April 29, 2022, the Company entered into a Subordination Agreement (the “Subordination Agreement”) with ZW Partners, LLC, a New Jersey limited liability company (“ZW Partners”), pursuant to which the Company agreed to subordinate its rights under the Note to the rights of ZW Partners under a revolving promissory note, dated as of April 29, 2022 (the “Senior Note”), issued by Success TMS to ZW Partners in an amount up to $10.0 million. As a result, payments in respect of the Note were subordinate and subject in right and time of payment to payment in full of the Senior Note, and ZW Partners’ liens and security interests upon the collateral securing both the Senior Note and the Note are superior in priority to the Company’s liens and security interests upon such collateral. Under the Agreement, the Company had the right to purchase, at par, the entire aggregate amount of debt under the Senior Note at any time.

On July 14, 2022, Success TMS repaid in full the Note issued on September 29, 2021 with a cash payment of $10.5 million, which included all outstanding principal, prepayment premium and accrued but unpaid interest. The repayment extinguished the Note in its entirety and terminated the Subordination Agreement entered into by the Company and ZW Partners.

Interest income recognized by the Company was $0.5 million and $1.0 million for the three and nine months ended September 30, 2022, respectively.

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

Operating lease rent expense was $0.2 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $0.6 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the weighted-average remaining lease term of operating leases was 5.3 years and the weighted-average discount rate was 7.1%.

The following table presents the supplemental cash flow information as a lessee related to leases (in thousands):

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$632	$526

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The following table sets forth by year the required future payments of operating lease liabilities (in thousands):

September 30, 2022
Remainder of 2022	$209
2023	852
2024	875
2025	898
2026	921
Thereafter	999
Total lease payments	4,754
Less imputed interest	(825)
Present value of operating lease liabilities	$3,929

Lessor sales-type leases:

Certain customers have purchased NeuroStar Advanced Therapy Systems on a rent-to-own basis. The lease term is three or four years with a customer option to purchase the NeuroStar Advanced Therapy System at the end of the lease or automatic transfer of ownership of the NeuroStar Advanced Therapy System at the end of the lease.

The following table sets forth the profit recognized on sales-type leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Profit recognized at commencement, net	$122	$262	$543	$543
Interest income	—	—	—	—
Total sales-type lease income	$122	$262	$543	$543

The following table sets forth a maturity analysis of the undiscounted lease receivables related to sales-type leases (in thousands):

September 30,
2022
Remainder of 2022	$605
2023	1,572
2024	858
2025	368
2026	88
Total sales-type lease receivables	$3,491

As of September 30, 2022, the carrying amount of the lease receivables is $3.5 million. The Company does not have any unguaranteed residual assets.

Lessor operating leases:

NeuroStar Advanced Therapy Systems sold for which collection is not probable are accounted for as operating leases. For the three months ended September 30, 2022 and 2021, the Company recognized operating lease income of $0.07 million and $0.03 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized operating lease income of $0.2 million and $0.2 million, respectively.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The Company maintained Rental Equipment, net of $0.5 million and $0.6 million as of September 30, 2022 and December 31, 2021, respectively, which are included in “Property and equipment, net” on the balance sheet. Rental equipment depreciation expense was $0.02 million and $0.01 million for the three months ended September 30, 2022 and 2021, respectively, and $0.07 million and $0.03 million for the nine months ended September 30, 2022 and 2021.

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

On the Company’s balance sheets, the current portion of capitalized contract costs is represented by the current portion of prepaid commission expense, while the long-term portion is included in prepaid commission expense. Amortization expense was $0.5 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $1.3 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively.

11.     ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Compensation and related benefits	$8,022	$5,090
Consulting and professional fees	760	537
Research and development expenses	637	388
Sales and marketing expenses	246	268
Warranty	337	306
Sales and other taxes payable	558	664
Other	933	980
Accrued expenses	$11,493	$8,233

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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

As of September 30, 2022, the Company expects to recognize approximately the following percentages of deferred revenue by year:

Revenue
Year:	Recognition
Remainder of 2022	25%
2023	40%
2024	25%
2025	8%
2026	2%
Total	100%

Revenue recognized for the three and nine months ended September 30, 2022 that was included in the contract liability balance at the beginning of the year was $0.4 million and $2.2 million, respectively, and primarily represented revenue earned from separately priced extended warranties, customer deposits, milestone revenue, and clinical training.

Customers

For the three months ended September 30, 2022 and 2021, one customer accounted for more than 10% of the Company’s revenues, respectively. For the nine months ended September 30, 2022 and 2021, one customer accounted for more than 10% of the Company’s revenues, respectively.

13.     DEBT

The following table presents the composition of debt as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Outstanding principal	$35,000	$35,000
Accrued final payment fees	1,925	1,925
Less debt discounts	(1,166)	(1,590)
Total debt, net	35,759	35,335
Less current portion	(8,750)	—
Long-term debt, net	$27,009	$35,335

For the three months ended September 30, 2022, the Company recognized interest expense of $1.1 million, of which $0.9 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees. For the three months ended September 30, 2021, the Company recognized interest expense of $1.0 million, of which $0.8 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

For the nine months ended September 30, 2022, the Company recognized interest expense of $3.0 million, of which $2.5 million was cash and $0.5 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

Solar Credit Facility

On March 2, 2020, the Company entered into a loan and security agreement with Solar Capital Ltd., or Solar, as collateral agent, and other lenders defined in the agreement, for a credit facility, or the Solar Facility, that

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

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

As of September 30, 2022, the Company is in compliance with all covenants in the Solar Facility and is projected to be in compliance with the reduced minimum revenue covenant amounts going forward.

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

Common Stock

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Shares of common stock issued	27,060	26,395
Shares of common stock reserved for issuance for:
Common stock warrants outstanding	75	75
Stock options outstanding	1,424	1,499
Restricted stock units outstanding	4,060	2,124
Shares available for grant under stock incentive plan	1,067	2,037
Shares available for sale under employee stock purchase plan	1,063	799
Total shares of common stock issued and reserved for issuance	34,749	32,929

Common Stock Warrants

The following tables summarize the Company’s outstanding common stock warrants as of September 30, 2022, and December 31, 2021:

September 30, 2022
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

The following potentially dilutive securities outstanding as of September 30, 2022 and 2021 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	September 30,
	2022	2021
Stock options	1,424	1,567
Non-vested performance restricted stock units	395	395
Non-vested restricted stock units	3,665	1,647
Common stock warrants	75	75

16.     SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its statements of operations for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$35	$23	$94	56
Sales and marketing	1,074	515	3,258	1,608
General and administrative	939	1,368	2,950	4,368
Research and development	130	55	331	134
Total	$2,178	$1,961	$6,633	$6,166

2018 Equity Incentive Plan

In June 2018, the Company adopted the 2018 Equity Incentive Plan, or 2018 Plan, which authorized the issuance of up to 1.4 million shares, subject to an annual 4% increase based on the number of shares of common stock outstanding, in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. The amount and terms of grants are determined by the Company’s board of directors. All stock options granted to date have had exercise prices equal to the fair value, as determined by the closing price as reported by the Nasdaq Global Market, of the underlying common stock on the date of grant. The contractual term of stock options is up to 10 years, and stock options are exercisable in cash or as otherwise determined by the board of directors. Generally, stock options vest 25% upon the first anniversary of the date of grant and the remainder ratably monthly thereafter for 36 months. Restricted stock units generally vest ratably in three equal installments on the first, second and third anniversaries of the grant date. Performance restricted stock units (“PRSUs”) generally vest based on appreciation of the Company’s common stock to a certain price as determined by the Company’s board of directors measured using a trailing 30-day volume weighted average price of a share of the Company’s common stock. The fair value of the PRSU awards are determined using a risk neutral Monte Carlo

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

simulation valuation model. As of September 30, 2022, there were 0.6 million shares available for future issuance under the 2018 Plan.

2020 Inducement Incentive Plan

In December 2020, the Company adopted the 2020 Inducement Incentive Plan, which authorized the issuance of up to 0.4 million shares, subject to increase by approval of the Company’s board of directors, in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock awards to eligible employees who satisfy the standards for inducement grants under Nasdaq Global Market rules. In March 2022, the Company’s board of directors approved an additional 500,000 shares for the issuance under the plan. An individual who previously served as an employee or director of the Company is not eligible to receive awards under this plan. The amount and terms of grants are determined by the Company’s board of directors. As of September 30, 2022, there were 0.5 million shares available for future issuance under the 2020 Inducement Incentive Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2022:

				Aggregate
	Number of	Weighted-	Weighted-	average
	Shares under	average	Remaining	Intrinsic
	Option	Exercise Price	Contractual	Value
	(in thousands)	per Option	Life (in years)	(in thousands)
Outstanding at December 31, 2021	1,499	$4.01
Granted	—	$—
Exercised	(51)	$1.01
Forfeited	(24)	$13.41
Outstanding at September 30, 2022	1,424	$3.96	7.2	$1,260
Exercisable at September 30, 2022	913	$4.62	6.9	$708
Vested and expected to vest at September 30, 2022	1,424	$3.96	7.2	$1,260

The Company recognized share-based compensation expense related to stock options of $0.2 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $0.5 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was $0.7 million of total unrecognized compensation cost related to non-vested stock options which the Company expects to recognize over a weighted-average period of 1.4 years. The total intrinsic value of stock options exercised during the nine months ended September 30, 2022 was $0.1 million.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

Restricted Stock Units and Performance Restricted Stock Units

The following table summarizes the Company’s restricted stock unit and performance restricted stock unit activity for September 30, 2022:

	Non-vested	Weighted-	Non-vested	Weighted-
	Restricted	average	Performance Restricted	average
	Stock Units	Grant-date	Stock Units	Grant-date
	(in thousands)	Fair Value	(in thousands)	Fair Value
Non-vested at December 31, 2021	1,729	$7.29	395	$6.77
Granted	2,775	$3.32	—	$—
Vested	(613)	$7.64	—	$—
Forfeited	(226)	$6.12	—	$—
Non-vested at September 30, 2022	3,665	$4.29	395	$6.77

The Company recognized $2.0 million and $1.8 million in share-based compensation expense related to the restricted stock units and performance restricted stock units for the three months ended September 30, 2022 and 2021, respectively, and $6.1 million and $5.5 million the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was $11.0 million of unrecognized compensation cost related to non-vested restricted stock units and performance restricted stock units, which the Company expects to recognize over a weighted-average period of 1.9 years. The total fair value at the vesting date of restricted stock units and performance restricted stock units vested during the nine months ended September 30, 2022, was $2.2 million.

The Company did not grant performance restricted stock units during the period ended September 30, 2022. For the period ended December 31, 2021, the grant-date fair value of the performance restricted stock units was estimated at the time of grant using the following inputs and assumptions in the Monte Carlo simulation valuation model:

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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The following geographic data includes revenue generated from the Company’s third-party distributors. The Company’s revenue was generated in the following geographic regions and by product line for the periods indicated (in thousands):

	Revenues by Geography
	Three Months Ended September 30,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$16,244	98%	$13,280	96%
International	254	2%	519	4%
Total revenues	$16,498	100%	$13,799	100%

	U.S. Revenues by Product Category
	Three Months Ended September 30,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$3,934	24%	$2,612	20%
Treatment sessions	11,864	73%	10,259	77%
Other	446	3%	409	3%
Total U.S. revenues	$16,244	100%	$13,280	100%

	International Revenues by Product Category
	Three Months Ended September 30,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$96	38%	$306	59%
Treatment sessions	31	12%	90	17%
Other	127	50%	123	24%
Total International revenues	$254	100%	$519	100%

	Revenues by Geography
	Nine Months Ended September 30,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$45,893	98%	$38,891	97%
International	1,115	2%	1,399	3%
Total revenues	$47,008	100%	$40,290	100%

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

	U.S. Revenues by Product Category
	Nine Months Ended September 30,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$11,959	26%	$6,945	18%
Treatment sessions	32,627	71%	30,688	79%
Other	1,307	3%	1,258	3%
Total U.S. revenues	$45,893	100%	$38,891	100%

	International Revenues by Product Category
	Nine Months Ended September 30,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$460	41%	$797	57%
Treatment sessions	214	19%	235	17%
Other	441	40%	367	26%
Total International revenues	$1,115	100%	$1,399	100%

19.     SEVERANCE

The Company entered into transition agreements outlining the separation with certain former employees during the period ended September 30, 2022 and 2021. In connection with these agreements, the Company recorded $0.0 million and $0.3 million of charges in salary, payroll tax and bonus expenses for the three months ended September 30, 2022 and 2021, respectively, and $0.2 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, $0.4 million and $1.1 million of termination benefits were paid associated with the termination of the employees and charged against this liability. As of September 30, 2022 and December 31, 2021, $0.0 million and $0.1 million, respectively, remain in accrued liabilities for the unpaid portion of the separation benefits.

20. RISKS AND UNCERTAINTIES

Information About Significant Customers

Significant customers are those which represent more than 10% of the Company’s total revenue or are considered significant based on combination of quantitative and qualitative factors during the periods. For each significant customer, revenue as a percentage of total revenue was as follows (in thousands, except for percentages):

	Nine Months Ended September 30,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
Customer 1	$9,183	20%	$8,759	22%
Total	$9,183	20%	$8,759	22%

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

Accounts receivable outstanding related to these customers as of September 30, 2022 was as follows (in thousands):

September 30,
2022
Customer 1	$4,886
Total accounts receivable	$4,886

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

Overview

We are a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from neurohealth disorders. Our first commercial product, the NeuroStar® Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation, or TMS, to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the United States Food and Drug Administration, or FDA, to treat adult patients with major depressive disorder, or MDD, that have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. Our NeuroStar Advanced Therapy system was also cleared in 2022 by the FDA to treat people suffering from obsessive-compulsive disorder as well as for the treatment of anxious depression. NeuroStar Advanced Therapy is also available in other parts of the world, including Japan, where it is listed under Japan’s national health insurance. NeuroStar Advanced Therapy is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We believe we are the market leader in TMS therapy based on over 141,070 global patients treated with over 5.1 million of our Treatment Sessions through September 30, 2022. We generated revenues of $16.5 million and $13.8 million for the three months ended September 30, 2022 and 2021, respectively, and $47.0 million and $40.3 million for the nine months ended September 30, 2022 and 2021, respectively.

We designed the NeuroStar Advanced Therapy System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of other treatment options. We generate revenues from initial capital sales of our systems, recurring Treatment Sessions and service and repair and extended warranty contracts. We derive the majority of our revenues from recurring Treatment Sessions. For the three months ended September 30, 2022, revenues from sales of our Treatment Sessions and NeuroStar Advanced Therapy Systems represented 73% and 24% of our U.S. revenues, respectively, and 71% and 26% for the nine months ended September 30, 2022 and 2021, respectively.

We currently sell our NeuroStar Advanced Therapy System and recurring Treatment Sessions in the United States with the collaborative support of our 198 employees as of September 30, 2022. Our sales force targets an estimated 50,000 psychiatrists across 26,000 psychiatric practices in the United States, based on data from Symphony Health and our own internal estimates that treat approximately 42% of the total MDD patients in the United States who meet our labeled indication and are insured. Some of our customers have and may purchase more than one NeuroStar Advanced Therapy System. Based on our commercial data, we believe our customers can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients. We believe our customers can generate approximately $8,500 of average revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We have a diverse customer base, including psychiatrists in group psychiatric practices, pain management physicians and other medical professionals in the United States. For the three and nine months ended September 30, 2022, one customer accounted for more than 10% of our revenues.

We market our products in a few select markets outside the United States through independent distributors. International revenues represented 2% and 4% of our total revenues for the three months ended September 30, 2022 and 2021, respectively, and 2% and 3% for the nine months ended September 30, 2022 and 2021, respectively. In October 2017, we entered into an exclusive distribution agreement with Teijin Pharma Limited, or Teijin, for the distribution of our NeuroStar Advanced Therapy Systems and Treatment Sessions to customers who will treat patients with MDD in Japan. We received regulatory approval for our system in Japan in September 2017 and we received the initial reimbursement of JPY 12,000 per Treatment Session, which went into effect on June 1, 2019. We expect our international revenues to increase over time as a percentage of our total revenues as we grow system placements and utilization in Japan.

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

Our total revenues increased by $2.7 million, or 20%, from $13.8 million for the three months ended September 30, 2021 to $16.5 million for the three months ended September 30, 2022 and increased by $6.7 million, or 17%, from $40.3 million for the nine months ended September 30, 2021 to $47.0 million for the nine months ended September 30, 2022. For the three and nine months ended September 30, 2022, our U.S. revenues were $16.2 million and $45.9 million compared to $13.3 million and $38.9 million for three and nine months ended September 30, 2021, which represents an increase of 22% and 18% period over period. The increase was primarily attributable to an increase in Treatment Session sales period over period. We incurred net losses of $7.6 million and $28.9 million for the three and nine months ended September 30, 2022 compared to net losses of $8.2 million and $23.6 million for three and nine months ended September 30, 2021. We expect to continue to incur losses for the next several years as we invest in our commercial organization to support our planned sales growth and while continuing to invest in our pipeline indications. As of September 30, 2022, we had an accumulated deficit of $337.6 million.

COVID-19

Throughout 2020, 2021 and the nine months ended September 30, 2022, the Company experienced a material impact to revenue, particularly with regards to U.S. Treatment Session revenues as a result of the COVID-19 pandemic. The Company expects that capital equipment sales and Treatment Session revenues will continue to be impacted by the pandemic as customers defer capital purchase decisions and delay new patient treatment starts. System utilization has also declined compared to pre-COVID-19 projections.

We have monitored the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it has and will continue to impact the Company’s customers, supply chain, employees and other business partners. While we experienced significant disruptions in the current period and the nine months ended September 30, 2022 from the COVID-19 pandemic, we are unable to predict the ultimate impact that the COVID-19 pandemic may have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the ongoing pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic, vaccination rates and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity.

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

Other Revenues. Other revenues are derived primarily from service and repair, extended warranty contracts and D-tect sales with our existing customers.

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

We anticipate that our sales and marketing expenses will increase for the remainder of 2022 compared to same-period 2021 expenses as we continue to execute on our growth initiatives and expand our business in the United States.

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

We plan to incur additional research and development expenses in the near future as we expect to continue our development of TMS Therapy for the treatment of additional patient populations and new indications related to neurohealth disorders, as well as for various hardware and software development projects. As a result, we expect our research and development expenses to increase for the remainder of 2022 compared to same-period 2021 expenses.

Interest Expense

Interest expense consists of cash interest payable under our credit facility and non-cash interest attributable to the accrual of final payment fees and the amortization of deferred financing costs related to our indebtedness.

Other Income, Net

Other income, net consists primarily of interest income earned on our money market account balances and note receivables.

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

	Three Months Ended
	September 30,		Increase / (Decrease)
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$16,498	$13,799	$2,699	20%
Cost of revenues	3,570	3,144	426	14%
Gross Profit	12,928	10,655	2,273	21%
Gross Margin	78.4%	77.2%

Operating expenses:
Sales and marketing	11,643	9,827	1,816	18%
General and administrative	6,391	6,435	(44)	(1)%
Research and development	2,348	1,575	773	49%
Total operating expenses	20,382	17,837	2,545	14%
Loss from Operations	(7,454)	(7,182)	(272)	(4)%
Other (income) expense:
Interest expense	1,061	993	68	7%
Other income, net	(906)	(24)	(882)	3,675%
Net Loss	$(7,609)	$(8,151)	$542	7%

	Revenues by Geography
	Three Months Ended September 30,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$16,244	98%	$13,280	96%
International	254	2%	519	4%
Total revenues	$16,498	100%	$13,799	100%

	U.S. Revenues by Product Category
	Three Months Ended September 30,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$3,934	24%	$2,612	20%
Treatment sessions	11,864	73%	10,259	77%
Other	446	3%	409	3%
Total U.S. revenues	$16,244	100%	$13,280	100%

Revenues

Total revenue for the three months ended September 30, 2022 was $16.5 million, an increase of 20% compared to the three months ended September 30, 2021 revenue of $13.8 million. During the quarter, total U.S. revenue increased by 22% and international revenue decreased by 51% over the prior year quarter. The U.S. revenue growth was primarily driven by an increase in Treatment sessions sales and the decline in international revenue was primarily driven by a decrease in international NeuroStar Advanced Therapy Systems sales.

U.S. NeuroStar Advanced Therapy System revenue for the three months ended September 30, 2022 was $3.9 million, an increase of 50% compared to the three months ended September 30, 2021 revenue of $2.6 million. For the three months ended September 30, 2022 and 2021, the Company sold 49 and 33 systems, respectively, that were recognized as NeuroStar capital revenue during each period. Additionally, for the three months ended September 30, 2022 and 2021, the Company executed 1 and 7 operating lease agreements, respectively, that contributed to operating lease revenue.

U.S. Treatment Session revenue for the three months ended September 30, 2022 was $11.9 million, an increase of 16% compared to the three months ended September 30, 2021 revenue of $10.3 million. The revenue growth was primarily driven by an increase in the number of accounts utilizing our PHQ 10 tool. As a result, our treatment session volume in our local per click accounts, those utilizing our PHQ 10 tool increased 36.9% compared to third quarter of 2021.

Cost of Revenues and Gross Margin

Cost of revenues increased by $0.5 million, or 14%, from $3.1 million for the three months ended September 30, 2021 to $3.6 million for the three months ended September 30, 2022. Gross margin increased from 77.2% for the three months ended September 30, 2021 to 78.4% for the three months ended September 30, 2022. The increase was primarily a result of a change in product mix compared to the prior year quarter.

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.8 million, or 18%, from $9.8 million for the three months ended September 30, 2021 to $11.6 million for the three months ended September 30, 2022. The increase was expected and primarily due to new marketing initiative related costs, including trade shows, digital paid media costs and market research, and sales personnel expenses related to salary, benefits, commissions and share-based compensation incurred in the current period versus the prior year quarter.

General and Administrative Expenses

General and administrative expenses remained materially consistent from $6.4 million for the three months ended September 30, 2021 to $6.3 million for the three months ended September 30, 2022.

Research and Development Expenses

Research and development expenses increased by $0.7 million, or 49%, from $1.6 million for the three months ended September 30, 2021 to $2.3 million for the three months ended September 30, 2022. The increase was primarily due to a reduction in product development costs related to the capitalization of certain of the Company’s software project costs, which was partially offset by an increase in clinical development costs versus the prior year quarter.

Interest Expense

Interest expense remained constant at $1.0 million for the three months ended September 30, 2022.

Other Income, Net

Other income, net increased by $0.9 million from $0.02 million for the three months ended September 30, 2021 to $0.9 million for the three months ended September 30, 2022, primarily as a result of increased interest income earned on the Company’s note receivables.

Comparison of the nine months ended September 30, 2022 and 2021

	Nine Months Ended
	September 30,		Increase / (Decrease)
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$47,008	$40,290	$6,718	17%
Cost of revenues	11,093	8,115	2,978	37%
Gross Profit	35,915	32,175	3,740	12%
Gross Margin	76.4%	79.9%

Operating expenses:
Sales and marketing	37,977	27,431	10,546	38%
General and administrative	19,125	19,220	(95)	(0)%
Research and development	6,197	6,179	18	0%
Total operating expenses	63,299	52,830	10,469	20%
Loss from Operations	(27,384)	(20,655)	(6,729)	(33)%
Other (income) expense:
Interest expense	3,039	2,955	84	3%
Other income, net	(1,554)	(53)	(1,501)	(2,832)%
Net Loss	$(28,869)	$(23,557)	$(5,312)	(23)%

	Revenues by Geography
	Nine Months Ended September 30,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$45,893	98%	$38,891	97%
International	1,115	2%	1,399	3%
Total revenues	$47,008	100%	$40,290	100%

	U.S. Revenues by Product Category
	Nine Months Ended September 30,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$11,959	26%	$6,945	18%
Treatment sessions	32,627	71%	30,688	79%
Other	1,307	3%	1,258	3%
Total U.S. revenues	$45,893	100%	$38,891	100%

Revenues

Total revenue for the nine months ended September 30, 2022 was $47.0 million, an increase of 17% compared to the nine months ended September 30, 2021 revenue of $40.3 million. During the nine months ended September 30, 2022, total U.S. revenue increased by 18% and international revenue decreased by 20% over the nine months ended September 30, 2021. The U.S. revenue growth was primarily driven by an increase in Treatment Session sales and the decline in international revenue was primarily driven by a decrease in international NeuroStar Advanced Therapy Systems sales.

U.S. NeuroStar Advanced Therapy System revenue for the nine months ended September 30, 2022 was $12.0 million, an increase of 72% compared to the nine months ended September 30, 2021 revenue of $6.9 million. For the nine months ended September 30, 2022 and 2021, the Company sold 153 and 92 systems, respectively, that were recognized as NeuroStar capital revenue during each period. Additionally, for the nine months ended September 30, 2022 and 2021, the Company executed 2 and 7 operating lease agreements, respectively, that contributed to operating lease revenue.

U.S. treatment session revenue for the nine months ended September 30, 2022 was $32.6 million, an increase of 6% compared to the nine months ended September 30, 2021 revenue of $30.7 million. The revenue growth was primarily driven by an increase in the number of accounts utilizing our PHQ 10 tool. As a result, our treatment session volume in our local per click accounts, those utilizing our PHQ 10 tool increased 36.3% compared to prior year period.

Cost of Revenues and Gross Margin

Cost of revenues increased by $3.0 million, or 37%, from $8.1 million for the nine months ended September 30, 2021 to $11.1 million for the nine months ended September 30, 2022. The increase was due to revenue growth versus the prior year period. Gross margin decreased from 79.9% for the nine months ended September 30, 2021 to 76.4% for the nine months ended September 30, 2022. The decrease was primarily a result of a change in the product mix of revenues versus the prior year period.

Sales and Marketing Expenses

Sales and marketing expenses increased by $10.6 million, or 38%, from $27.4 million for the nine months ended September 30, 2021 to $38.0 million for the nine months ended September 30, 2022. The increase was expected and primarily due to new marketing initiative related costs, including trade shows, digital paid media costs and market research, and sales personnel expenses related to salary, benefits, commissions and share-based compensation incurred versus the prior year period.

General and Administrative Expenses

General and administrative expenses remained materially consistent from $19.2 million for the nine months ended September 30, 2021 to $19.1 million for the nine months ended September 30, 2022.

Research and Development Expenses

Research and development expenses remained materially consistent at $6.2 million for the nine months ended September 30, 2022 and  2021.

Interest Expense

Interest expense remained constant at $3.0 million for the nine months ended September 30, 2021 and 2022.

Other Income, Net

Other income, net increased by $1.5 million from $0.05 million for the nine months ended September 30, 2021 to $1.6 million for the nine months ended September 30, 2022, primarily as a result of increased interest income earned on the Company’s note receivables.

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

As of September 30, 2022, we had cash and cash equivalents of $73.7 million and an accumulated deficit of $337.6 million, compared to cash and cash equivalents of $94.1 million and an accumulated deficit of $308.7 million as of December 31, 2021. We incurred negative cash flows from operating activities of $27.6 million and $23.5 million for the nine months ended September 30, 2022 and 2021, respectively. We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to expand our sales and marketing initiatives to support our growth in existing and new markets, invest funds in additional research and development activities and utilize cash for other corporate purposes. The Company’s primary sources of capital to date have been proceeds from its IPO, the Offering, private placements of its convertible preferred securities, borrowings under its credit facility and revenues from sales of its products. As of September 30, 2022, the Company had $35.0 million of borrowings outstanding under its credit facility, which has a final maturity in February 2025. Management believes that the Company’s cash and cash equivalents as of September 30, 2022 and anticipated revenues from sales of its products are sufficient to fund the Company’s operations for at least 12 months from the issuance of these financial statements.

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

Our current and future funding requirements will depend on many factors, including:

●	the impact of COVID-19 and related governmental responses;
●	our ability to achieve revenue growth and improve operating margins, particularly in light of a high interest rate and high inflation environment;
●	compliance with the terms and conditions, including covenants, set forth in our credit facility;

●	the cost of expanding our operations and offerings, including our sales and marketing efforts;
●	our ability to improve or maintain coverage and reimbursement arrangements with domestic third-party and government payors;
●	our rate of progress in establishing coverage and reimbursement arrangements from international commercial third-party and government payors, particularly in Japan;
●	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our products and maintaining or improving our sales to our current customers;
●	the cost of research and development activities, including research and development relating to additional indications of neurohealth disorders;
●	the effect of competing technological and market developments;
●	costs related to international expansion; and
●	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.

As of September 30, 2022, there were no significant changes to our material cash requirements as set forth in our Form 10-K, filed with the SEC on March 8, 2022.

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Net Cash Used in Operating Activities	$(27,639)	$(23,459)
Net Cash Provided by (Used in) Investing Activities	7,234	(9,038)
Net Cash (Used in) Provided by Financing Activities	(38)	82,974
Net (Decrease) Increase in Cash and Cash Equivalents	$(20,443)	$50,477

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $27.6 million, consisting primarily of a net loss of $28.9 million and an increase in net operating assets of $7.1 million, partially offset by non-cash charges of $8.3 million. The increase in net operating assets was primarily due to increases in accounts receivable and inventory and decreases in accounts payable as a result of timing. Non-cash charges consisted of depreciation and amortization, non-cash interest expense, share-based compensation, and the cost of rental units purchased by customers.

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

Net Cash Provided by and Used in Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2022 was $7.2 million which was attributable to the repayment of our promissory note, partially offset by purchases of property and equipment and capitalized software costs.

Net used in investing activities for the nine months ended September 30, 2021 was $9.0 million which was due to the issuance of our promissory note and purchases of property and equipment and capitalized software costs.

Net Cash Used in and Provided by Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2022 was $0.04 million and consisted of the amendment fee paid in relation to the 2022 Solar Amendment, which was offset by cash proceeds related to stock option exercises.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $82.9 million and primarily consisted of additional proceeds from our Offering and cash proceeds related to stock option exercises.

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

Recent Accounting Pronouncements

We refer you to “Note 3. Summary of Significant Accounting Policies” and “Note 4. Recent Accounting Pronouncements” in “Notes to Interim Financial Statements” located in “Part I – FINANCIAL INFORMATION, Item 1. Financial Statements.”

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We refer you to the information described in the “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2022. There have been no material changes to our market risk described therein.

We continue to monitor inflationary factors, such as increases in our cost of revenues and operating expenses that may adversely affect our operating results. Although we have begun to experience price increases in certain parts of our business, inflation for the nine months ended September 30, 2022 has not had a significant impact on our financial condition, results of operations or cash flows to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin or decrease our operating expenses as a percentage of our revenues if our selling prices of our products do not increase as much or more than our costs increase.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, and (iv) Consolidated Statements of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are imbedded within the Inline XBRL document.

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

NEURONETICS, INC.
(Registrant)
Date: November 8, 2022	By:	/s/ Keith J. Sullivan
	Name:	Keith J. Sullivan
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
Date: November 8, 2022	By:	/s/ Stephen Furlong
	Name:	Stephen Furlong
	Title:	SVP, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)