Form 10-K
period 2022-12-31
Neuronetics, Inc.
filed 2023-03-07
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022) was approximately $67.7 million.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2023 was 28,363,420.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Report.

NEURONETICS, INC.

Annual Report on Form 10-K for the year ended December 31, 2022

i

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

PART I

Item 1.   Business.

Overview

We are a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from neurohealth disorders. Our first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation (“TMS”) to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the United States Food and Drug Administration (the “FDA”) to treat adult patients with major depressive disorder (“MDD”) that have failed to achieve satisfactory improvement from at least one prior antidepressant medication in the current MDD episode. It is also cleared by the FDA as an adjunct for adults with obsessive-compulsive disorder (“OCD”), and to decrease anxiety symptoms in adult patients with MDD that may exhibit comorbid anxiety symptoms (anxious depression). NeuroStar Advanced Therapy is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We believe we are the market leader in TMS therapy based on the estimated 147,400 global patients treated with over 5.3 million of our treatment sessions through December 31, 2022. We generated revenues of $65.2 million for the year ended December 31, 2022.

MDD is a mood disorder characterized by the presence of one or both of two major diagnostic criteria: a depressed mood or loss of interest in pleasure that continues for at least two weeks. The presence of at least one of these diagnostic symptoms must be accompanied by several of the following additional symptoms: sleep disturbance, changes in appetite, sexual dysfunction, anxiety, fatigue, difficulty concentrating and suicidal thinking. MDD is a recurrent disease and follows a fluctuating course over an individual’s lifetime. It can be characterized by periods of remission and relapse.

The World Health Organization (the “WHO”) ranks MDD as the single largest contributor to global disability and a major contributor to suicide worldwide. According to a study published in the Journal of PharmacoEconomics in 2021, the economic burden of MDD was estimated to be $326.2 billion, an increase of 37.9% relative to 2010. WHO estimates indicate the proportion of the global population with depression to be 4.4% and that there are over 300 million people in the world living with depression. Based on U.S. Census Bureau data and a study published in the Journal of the American Medical Association, we estimate that approximately 21 million people between the ages of 22 and 70 years in the United States suffer from MDD annually, of whom an estimated 13.9 million, based on data from the Journal of the American Medical Association, are being treated by a psychiatrist. We estimate, based on data from the Sequenced Treatment Alternatives to Relieve Depression study (the “STAR*D Study”) that approximately 6.4 million of these patients have failed to achieve remission of their MDD from their prior antidepressant medication therapy and that approximately 3.8 million of those patients have commercial insurance or Medicare coverage for NeuroStar Advanced Therapy. As a result, based on our expected revenues for a standard course of treatment, we believe our total annual addressable market opportunity for treatment sessions in the United States is approximately $8.9 billion.

Initial treatment options for MDD often consist of antidepressant medication prescribed by a primary care physician. Although a variety of antidepressant medications are available, drug therapy has at least two primary limitations: limited effectiveness and treatment-emergent side effects. These limitations were demonstrated in the STAR*D Study, a large clinical trial funded by the U.S. National Institute of Mental Health that enrolled more than 4,000 adult MDD patients at 41 clinical sites to examine the outcomes to a sequenced series of antidepressant medication attempts that mimicked best practices. In the study, only approximately 28% and 21% of patients achieved remission in their first and second medication attempts, respectively. Many patients taking antidepressant medications experience intolerable or troubling side effects that contribute to a delay or failure in attaining an effective or optimal antidepressant dose, poor patient treatment adherence or discontinuation of treatment therapy. The likelihood of achieving remission is limited and declines with each successive medication attempt.

TMS is considered an appropriate therapy for the treatment of MDD patients who have failed to achieve satisfactory improvement from at least one prior antidepressant medication. TMS is typically performed as an office-based procedure using a capital equipment system designed to deliver the magnetic pulses necessary to stimulate the areas of the brain associated with mood. A course of treatment typically requires treatment sessions five times a week for up to six weeks that can last from as low as three to as long as forty-five minutes per session. We believe the effectiveness of TMS depends on the psychiatrist’s ability to deliver a precise amount of magnetic pulses to a specific area of the brain in a manner that can be consistently repeated during each treatment session.

We designed the NeuroStar Advanced Therapy as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of existing treatment options. We believe our NeuroStar Advanced Therapy provides our psychiatrist customers and their patients with several benefits, including clinically demonstrated response and remission with durable results, a demonstrated safety profile with limited treatment-emergent side effects and high patient adherence. Additionally, NeuroStar Advanced Therapy was designed to provide a precise and reproducible office-based therapy that is efficient and convenient. Our therapy is delivered without general anesthesia or sedation, enabling the patient to drive and resume normal activities immediately following each treatment session. We couple our product’s clinical benefits with significant practice development resources, on-site clinical training and reimbursement and service support to help our psychiatrist customers develop a successful NeuroStar Advanced Therapy practice. We also provide cloud-based practice management solutions that enhance convenience for both psychiatrists and patients. Based on our commercial data, we believe psychiatrists can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients, assuming these patients receive reimbursement from Medicare or commercial insurance at rates that are similar to what our customers have observed for existing and prior patients. We believe psychiatrists can generate approximately $8,500 of average revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We believe that the NeuroStar Advanced Therapy coupled with these advantages offer significant improvement over competing TMS, which lack the ability to reproduce consistent treatments, significant clinical data from randomized outcome trials, practice development resources, and a cloud-based practice management system.

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

Our growth strategy includes expanding our commercialization efforts in the United States, expanding international opportunities and pursuing pipeline development of our therapy for additional indications. Outside the United States, our products have received marketing authorizations in the European Union and Japan. Our initial international commercial focus is Japan, which has the third largest healthcare spend globally. We have entered into an exclusive distribution agreement with Teijin Pharma Limited (“Teijin”) a leading Japanese healthcare company, to further expand our commercialization efforts in this market. We are also evaluating the use of enhancements to our NeuroStar Advanced Therapy System to treat additional indications related to neurological disorders.

As of December 31, 2022, we had 1,101 active sites utilizing our NeuroStar Advanced Therapy Systems in the United States. We currently sell our NeuroStar Advanced Therapy System and recurring treatment sessions in the United States with the collaborative support of our 195 employees as of December 31, 2022. Our sales force targets an estimated 50,000 psychiatrists across 26,000 psychiatric practices in the United

States, based on a 2020 dataset from Symphony Health and our own internal estimates with those practices treating approximately 42% of the total MDD patients in the United States who meet our labeled indication and are insured. Patients are reimbursed by Medicare and commercial payors in the United States for treatment sessions utilizing our NeuroStar Advanced Therapy System.

We generate revenues from initial capital sales of our systems, sales of our recurring treatment sessions and from service and repair and extended warranty contracts. We derive the majority of our revenues from recurring treatment sessions. For the year ended December 31, 2022, we generated revenues of $65.2 million and had a net loss of $37.2 million. Our revenues increased 18% during the year ended December 31, 2022 compared to the year ended December 31, 2021. For the year ended December 31, 2022, our U.S. revenues were $63.4 million, compared to $53.4 million for the year ended December 31, 2021, which represented an increase of 19% compared to the prior period. Revenues from treatment sessions represented 71% of our U.S. revenues for the year ended December 31, 2022 compared to 73% of our U.S. revenues for the prior year.

Our Strategy

Our goal is to maintain and extend our leadership position in TMS therapy for patients with neurohealth disorders. The key elements of our strategy include:

●	Improve customer targeting and expand our direct sales and customer support team to accelerate growth. To capture new psychiatrist customers, we plan to expand our specialized, direct sales organization that targets MDD treating psychiatric practices that accept reimbursement from private insurance and Medicare. Symphony Health estimates that there are approximately 26,300 group and solo practice sites in the United States with psychiatrists that prescribe antidepressant medications. Our direct sales force primarily targets 50,000 psychiatrists at 26,000 psychiatric practices that we estimate, based on a 2020 dataset from Symphony Health and our own internal estimates, treat approximately 2.5 million patients, representing 42% of the total MDD patients in the United States who meet our labeled indication and are insured. We estimate that approximately 1.2 million of these patients have failed prior antidepressant medication attempts in the current MDD episode and are covered by insurance that will provide reimbursement based on this medical status, resulting in a targeted total addressable market of approximately $2.8 billion. We intend to continue to expand our team of business development managers that are responsible for driving new customer acquisitions. To reach our target practices, we also plan to expand our advertising efforts, both online and through more traditional approaches, such as targeting leading psychiatric journals, practice outreach and education through monthly webcasts, attendance at key psychiatric trade shows and sponsoring clinical symposiums and product theaters.
●	Increase utilization of our new and existing active customer sites of NeuroStar Advanced Therapy Systems. We plan to expand our sales and customer support team to increase the number of patients treated at new and existing active customer sites using our NeuroStar Advanced Therapy Systems in the United States. We currently have 1,101 active customer sites in the United States. We currently have 39 NeuroStar practice development managers in 2022 (“PDMs”), to focus exclusively on helping increase patient utilization of NeuroStar Advanced Therapy in a practice. We intend to add to this team to support our revenue growth. Our NeuroStar practice consultants focus their efforts on helping psychiatrist customers implement our 5 Stars Solution for Practice Success. We intend to make further investments in marketing resources, such as our marketing portal, which consists of customizable practice development and advertising materials, and digital patient outreach tools all of which are designed to drive patient awareness and help identify patients who can benefit from NeuroStar TMS within an existing practice and in the local community. We also plan to invest further in our direct to consumer marketing programs, which is comprised of paid search, display advertising, social media, radio, health portals and public relations.

●	Expand our international market opportunities. We primarily sell our products within the United States and also sell our products through distributors in countries where we have received regulatory approval, including Japan, Saudi Arabia, The United Arab Emirates, Singapore, and the Republic of Korea. We primarily focus our commercial efforts outside of the United States on Japan. We worked with Teijin to obtain reimbursement approval for the NeuroStar Advanced Therapy System in June 2019 and will continue to provide sales, marketing and clinical support to ensure our commercial success. We will continue to opportunistically evaluate additional markets outside the United States and Japan for commercial expansion.
●	Pursue enhancements of our NeuroStar Advanced Therapy System and pipeline development for additional indications. We plan to continue our research and development efforts to enhance the hardware and software components of our NeuroStar Advanced Therapy System for the treatment of MDD and other neurohealth disorders.

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

Sales and Customer Support Team and Customer Training

As of December 31, 2022, our sales and customer support team consisted of 84 employees working collaboratively across the following departments: sales, marketing, field service and customer support, and reimbursement. In 2023, we plan to continue to expand our sales and customer support teams to have the largest direct sales and customer support team in the industry, including 47 NeuroStar practice development managers, 19 area sales managers, 7 clinical training managers, 18 field service and technical support specialists, 15 sales leaders, 8 customer service representatives, 3 inside sales managers and 10 reimbursement specialists and managers.

Key Customers, Sales and Marketing—United States

We primarily market and sell the NeuroStar Advanced Therapy System and recurring treatment sessions to psychiatrists, with primary care physicians and pain management specialists representing a small percentage of our customer base. We are dependent upon a small number of customers, as the market for neurohealth disorder equipment is highly concentrated. In 2022, our largest customer acquired our second-largest customer. The combined entity accounted for over 17% of our revenue in 2022. We executed a new long-term, exclusive agreement with the customer in January 2023, which covers sales to the combined organization on what we believe are mutually beneficial terms.

We target approximately 50,000 psychiatrists across 26,000 psychiatric practices, who we estimate, based on a 2020 dataset from Symphony Health and our own internal estimates, treat approximately 42% of MDD patients who meet our labeled indication and are insured. We target these practices by the number of psychiatrists within their practices, the number of patients they treat and their acceptance of commercial insurance and Medicare. We believe that our psychiatrist targeting strategy makes for a well-defined customer base that is accessible by our direct sales organization.

We have structured our sales and customer support team with specialized roles to sell our NeuroStar Advanced Therapy Systems and recurring treatment sessions, while delivering customer service at each stage of the implementation process. Our area sales managers are responsible for identifying key customer prospects, educating them on the value of NeuroStar Advanced Therapy System, gaining their commitment for capital placement and introducing them to our PDMs. Our PDMs enhance the operational experience for providers and drive implementation of the NeuroStar Advanced Therapy System into our customers’ practices. We created the role of clinical training manager to partner with our customers to conduct initial and ongoing on-site clinical training to ensure clinical and practice success.

Practice Management Support and Psychiatrist Training—United States

Our PDMs play a pivotal role in ensuring the success of our customers as they implement a new service line into their practice. In the early stages of implementation, they help the practice set goals, educate on the types of patients that can benefit from our therapy and train the office staff on how to talk with patients about TMS and how to use patient educational tools such as presentations, videos and starter kits. Once the practice begins treating patients, our PDMs will educate the psychiatrist on how to track clinical outcomes, interpret data and effectively convey results to existing and potential patients and referring physicians. Our PDMs also work with our customers to increase awareness with referring physicians and develop external marketing tactics. Our dedicated reimbursement managers help each practice navigate all issues regarding the reimbursement process including investigation of benefits, prior authorizations and claims documentation. This group has assisted our customers to conduct over 31,000 benefit investigations.

Psychiatrists and staff training on the NeuroStar Advanced Therapy System is a key to success within each practice. Our clinical training consultants take the burden of clinical training off our NeuroStar practice consultants and provide a dedicated training resource to each customer. Clinical training consultants conduct at least a day, hands-on training course that is scheduled after system installation at each practice and also provide ongoing advanced on-site clinical training.

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

Intellectual Property

Our patent estate includes patents and applications with claims directed to our NeuroStar Advanced Therapy Systems and broader claims for potential future products and developments. On a worldwide basis, as of December 31, 2022, our patent estate included over 100 issued or allowed patents and pending patent applications for our products and novel design methods, manufacturing processes, novel TMS devices and systems and future combination products that are mainly designed to treat psychiatric conditions or perform diagnostic procedures. In the United States, as of December 31, 2022, we owned or licensed 41 issued or allowed patents and 7 patent applications filed that are directed to our TMS technology. Outside the United States, as of December 31, 2022, we owned or licensed 58 issued or allowed patents, 7 pending patent applications and zero pending Patent Cooperation Treaty applications.

These U.S. issued patents are expected to remain in effect until between 2023 and 2035. Our core patents in the United States will not expire before 2024. Our non-U.S. patents are expected to remain in effect until between 2024 and 2035. Our worldwide intellectual property portfolio includes multiple pending patent applications relating to methods and apparatuses for the treatment of psychiatric health conditions in Australia, Canada, the European Union, Japan and the United States. Our patents and patent applications mainly relate to iron core technology, including materials, manufacturing methods, geometries, applications, and open core technologies, TMS design patents, including coil position, motor threshold level determination, contact sensing, and articulation arm designs, patient comfort, TMS support technologies and pulse monitoring, and potential next generation technologies.

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

Manufacturing and Supply

We manage all aspects of product supply through our operations team based in Malvern, Pennsylvania. We outsource the manufacturing of components and high-level assemblies, which are produced and tested to our specifications. We rely on third parties to provide components used in existing products and we expect to continue to do so for future products.

We establish our relationships with our third-party manufacturers and suppliers through supplier contracts and purchase orders. In most cases, these supplier relationships may be terminated by either party upon short notice. As of December 31, 2022, we engaged with Spartronics to supply our console; Gharieni Group GmbH to supply our chair, Molex Incorporated to supply our SenStar Treatment Link; Paragon Micro to supply our computer systems and other companies to supply components of our chairs and treatment packs.

We closely monitor our supply chains in light of the ongoing disruptions caused by the COVID-19 pandemic, shipping challenges and global conflict. We have not experienced material delays in obtaining any of our components, nor has the ready supply of finished products to our customers or clinicians been adversely affected by component supply issues.

Reimbursement, Payor Relations and Customer Support

Based on our estimates, over 65 major private insurers in the United States, including the top 25 largest private insurers and Medicare, have coverage policies for reimbursement of TMS, including NeuroStar Advanced Therapy, representing over 300 million covered lives or about 95% of the total payor covered lives in the United States.

Government Regulation

Our products and our operations are subject to extensive regulation by the FDA and other federal and state authorities in the United States, as well as comparable authorities in foreign jurisdictions.

FDA

Our products are subject to regulation as medical devices under the U.S Federal Food, Drug, and Cosmetic Act, as amended (the “FDCA”), as implemented and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, import, export, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.

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

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification or premarket approval (“PMA”). Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and efficacy. Class I includes devices with the lowest risk to the patient and are those for which safety and efficacy can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the quality systems regulation (“QSR”), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and efficacy of the device. These special controls can include performance standards, post-market surveillance, patient registries, special labeling requirements, premarket data requirements, and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, generally requiring approval of a PMA.

Our NeuroStar Advanced Therapy System is classified as a Class II medical device. We initially received marketing authorization of this device through the de novo classification process. Subsequently, we have cleared any changes made to our system through the 510(k) clearance process.

510(k) Marketing Clearance Pathway

To obtain 510(k) clearance, we must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent” to a predicate device already on the market. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from 30 to 90 days but may take significantly longer if the FDA requires additional information and places the submission on hold for up to an additional 180 days. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will issue a “substantially equivalent” letter, which serves as the clearance to commercially market the device.

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

After a PMA application is submitted and filed, the FDA begins an in-depth review of the submitted information, which typically takes 180 days, but may take longer if the FDA requests additional information and places the submission on hold for up to an additional 180 days. During this review period, the FDA may request additional information (e.g., clinical or non-clinical data) or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA will usually be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the QSR, which imposes elaborate design development, testing, control, documentation and other quality assurance procedures in the design and manufacturing process. The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale, distribution and collection of long-term follow-up data from patients in the clinical study that supported approval. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including the loss or withdrawal of the approval. New PMA applications or supplements are required for significant modifications to the manufacturing process, labeling of the product and design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as an original PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel.

De Novo Classification Process

Medical device types that the FDA has not previously classified as Class I, II, or III are automatically classified as Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a substantially equivalent predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification process. This process allows a manufacturer whose novel device is automatically classified as Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act, (the “FDASIA”), in July 2012, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent to a predicate device. The FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. We were granted marketing authorization for our system using the de novo classification process after receiving a not substantially equivalent determination following the submission of a 510(k) premarket notification. We have subsequently used the 510(k) clearance process to obtain authorization from the FDA for changes to our system, including for our TouchStar® treatment, a three-minute intermittent theta burst protocol delivered by our NeuroStar Advanced Therapy System, which was cleared by the FDA on November 23, 2020.

Clinical Trials

A clinical trial is typically required to support a PMA application or de novo classification and is sometimes required for a 510(k) pre-market notification, particularly in the case of changes to indications. Clinical trials for significant risk devices generally require submission of an application for an Investigational Device Exemption (“IDE”) to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the investigational protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA as well as the appropriate institutional review boards at the clinical trial sites, and the informed consent of the patients participating in the clinical trial is obtained. After a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to an unacceptable health risk. Any trials we conduct must be conducted in accordance with FDA regulations as well as other federal regulations and state laws concerning human subject protection and privacy. Moreover, the results of a clinical trial may not be sufficient to obtain clearance or approval of the product.

Changes to Marketed Devices

After a device receives 510(k) marketing clearance, or de novo classification, any modification that could significantly affect its safety or efficacy, or that would constitute a major change or modification in its intended use, will typically require a new 510(k) marketing clearance but may, depending on the modification, require a de novo classification or PMA approval. Depending on the scope of the change, a traditional, special, or abbreviated 510(k) application may be submitted. Compared to a traditional 510(k), a special 510(k) application may be used in special cases where: 1) the manufacturer makes a change to their own device; 2) performance data is unnecessary or well-established methods are available to evaluate the change; and 3) performance data necessary to demonstrate substantial equivalence can be presented in a summary or risk analysis format. In this case, the review time is shorter (approximately 30 days), compared to the review time of approximately 90 days for the traditional 510(k) pathway. Alternatively, the abbreviated 510(k) pathway may be used when the submission relies on FDA guidance documents, demonstration of compliance with special controls for the device type, and voluntary consensus standards. This pathway has a review time of approximately 90 days. The FDA requires each manufacturer to determine which pathway is most appropriate; however, in the event that the FDA disagrees with a manufacturer’s determination, it may ask the manufacturer to convert its application to another type (e.g., if the FDA determines that it requires additional information about the performance testing beyond the summary data, it may ask the manufacturer to convert a special 510(k) to a traditional 510(k)).

Many minor modifications today are accomplished by a manufacturer documenting the change in an internal letter-to-file (a “LTF”). The LTF is documented in lieu of submitting a new 510(k) or PMA to obtain clearance or approval for every change and includes the rationale for why a submission was not filed. The changes contained in the LTFs are then summarized and included within the following 510(k) or PMA submission. The FDA will review these changes during the submission process or during an inspection. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) marketing clearance or PMA approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties.

Post-Market Regulation

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

●	establishment registration and device listing with the FDA;
●	QSR requirements, which require manufacturers, including third-party manufacturers and contract manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and, manufacturing , and distribution process;
●	labeling and marketing regulations, which require that promotion is truthful, not misleading, fairly balanced and provide adequate directions for use and that all claims are substantiated, and also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; FDA guidance on off-label dissemination of information and responding to unsolicited requests for information;
●	clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices;
●	medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury or serious adverse events, if the malfunction were to recur;
●	correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
●	complying with regulations requiring Unique Device Identifiers on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database;
●	the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
●	post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and efficacy data for the device.

We may be subject to similar foreign laws that may include applicable post-marketing requirements, such as ongoing safety/ malfunction surveillance and risk management. Our manufacturing processes are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, we are subject to periodic scheduled or unscheduled inspections by the FDA. Our failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, our manufacturing operations and the recall or seizure of our products. The discovery of previously unknown problems with any of our products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including voluntary or mandatory device corrections or removals.

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

●	warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
●	recalls, withdrawals, or administrative detention or seizure of our products;
●	operating restrictions or partial suspension or total shutdown of production;
●	refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products;
●	withdrawing 510(k) clearances or PMA approvals that have already been authorized;
●	refusal to authorize export or import approvals for our products; or
●	criminal prosecution.

U.S. and Foreign Healthcare Laws and Compliance Requirements

Healthcare providers, physicians and third-party payors play a primary role in the recommendation, prescription and payment for medical treatments. A medical device manufacturer’s arrangements with third-party payors, providers and patients may expose it to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect its business or the financial arrangements and relationships through which it markets, sells and distributes its products. Even if a medical device manufacturer does not control referrals of healthcare services or bill directly to Medicare, Medicaid, other federal healthcare programs, or other third-party payors, federal and state healthcare laws and regulations are applicable to its business. In addition, a portion of our business is subject to the Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), as a business associate of our covered entity customers. To provide our covered entity customers with services that involve the use or disclosure of protected health information (“PHI”), we are required to enter into business associate agreements. As a business associate, we are also directly liable for compliance with HIPAA. The laws that may affect a medical device manufacturer’s ability to operate include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits any person or entity from, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or a specific intent to violate. Moreover, the government may assert that a claim for reimbursement that includes items resulting from a violation of the federal healthcare Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (“FCA”). Although there are a number of statutory exceptions and regulatory safe harbors to the federal healthcare Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend medical device products, including discounts, or engaging individuals as speakers, consultants, or advisors, may be subject to scrutiny if they do not fit squarely within an exception or a safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as reimbursement support programs, educational or research grants, or charitable donations;
●	the federal civil and criminal false claims laws and civil monetary penalty laws, such as the FCA, which can be enforced by private citizens through civil qui tam actions, prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment of federal funds, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. The Social Security Act also has a provision that provides for the imposition of civil monetary penalties against any person who offers or transfers remuneration to a Medicare or Medicaid beneficiary that such person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier for the order or receipt of any item or service payable by a federal health care program. Private individuals, commonly known as “whistleblowers,” can bring FCA qui tam actions on behalf of the government and themselves, and may share in amounts paid by the entity to the government in recovery or settlement. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $13,508 to $27,018 (as of January 2023) per false or fraudulent claim or statement. Many pharmaceutical and medical device manufacturers have been investigated and have reached substantial settlements under the FCA in connection with alleged off label promotion of their products and allegedly providing free products to customers with the expectation that the customers would bill federal health care programs for the product. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. There are also criminal penalties, including imprisonment and criminal fines, for making or presenting false, fictitious or fraudulent claims to the federal government;
●	HIPAA, among other things, established various criminal health care fraud laws, which impose criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the applicable statute or specific intent to violate it or to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, which imposes privacy, security, transmission and breach reporting obligations with respect to individually identifiable health information upon “covered entities” subject to the law, including health plans, healthcare clearinghouses and certain healthcare providers and their respective business associates that perform services on their behalf that involve individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. On December 10, 2020, and later on January 21, 2021, the U.S. Department of Health and Human Services Office for Civil Rights issued a Notice of Proposed Rulemaking, which if finalized, would make changes to some of HIPAA’s regulatory requirements, which would apply to business associates;
●	the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” created under the Patient Protection and Affordable Care Act (“PPACA”), which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, Centers for Medicare and Medicare Services,(“CMS”), information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers are required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives; and
●	foreign and state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers; state laws that require device manufacturers to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and other federal and state laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts and data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation (the “GDPR”), which became effective in May 2018).

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

United States Healthcare Reform

In the United States, a number of legislative and regulatory proposals have been considered or enacted to change the healthcare system in ways that could affect a medical device manufacturer’s business. Among policy makers and governmental and private insurers in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. For example, in 2010, the PPACA was enacted, which include measures to significantly change the way health care is financed by both governmental and private insurers, and significantly impacts the medical device industry. Among other ways in which it may impact a medical device manufacturer’s business, the PPACA:

●	established a Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical efficacy research in an effort to coordinate and develop such research;
●	implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models; and
●	expanded the eligibility criteria for Medicaid programs.

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

We cannot predict the impact that health care reform under the Biden administration will have on our business, and there is uncertainty as to what healthcare programs and regulations may be implemented or changed at the federal and/or state level in the United States, or the effect of any future legislation or regulation. However, it is possible that such initiatives could have an adverse effect on our ability to obtain approval and/or successfully commercialize products in the United States in the future. For example, U.S. federal government and state legislatures have continued to implement cost containment programs, including price controls and restrictions on coverage and reimbursement. To contain costs, governmental healthcare programs and third-party payers are increasingly challenging the price, scrutinizing the medical necessity, and reviewing the cost-effectiveness of medical treatments. Any changes that reduce, or impede the ability to obtain, reimbursement for the type of products we intend to commercialize in the United States (or our products more specifically, if approved) or reduce medical procedure volumes could adversely affect our business plan to introduce our products in the United States.

Japanese Regulation

In Japan, medical devices are regulated mainly under the Pharmaceutical and Medical Device Act. This act was implemented on November 25, 2014 and served as a revision to the original Pharmaceutical Affairs Law of 2005. Under this regulation, medical devices must be approved prior to importation and commercial sale by the Pharmaceutical Medical Device Agency (“PMDA”) and Ministry of Health and Welfare (“MHLW”). The PMDA is the MHLW-created, quasi-independent agency that was established to review and approve pharmaceutics and medical devices for marketing in Japan. They are also responsible for Japan Good Manufacturing Practices audits, clinical studies oversight, and facility licensing. The approval process identifies a Marketing Authorization Holder (“MAH”), who is designated as the only authorized seller of products. Manufacturers of medical devices outside of Japan who do not operate through a Japanese entity are able to designate a MAH, known as a designated MAH (“D-MAH”), who will apply for product approval and take responsibility for the medical device within Japan. After receiving PMDA’s recommendations for marketing approval, the MHLW will ultimately evaluate and approve those pharmaceutics and medical devices deemed to be safe and effective. As part of its approval process, the MHLW may require that the product be tested in Japanese laboratories. The approval process ranges in length between two and twelve months, depending on the submission type (e.g., Todokede – for Class I devices, Ninsho – for Class II and III devices, or Shonin for Class II through IV devices). Since the NeuroStar Advanced Therapy System is classified as a Class III device by Japan’s definition, Neuronetics has followed the Shonin process for pre-market approval. After approval is received, the MHLW issues a Shonin approval to Neuronetics’ D-MAH, thereby permitting such entity to import the device into Japan for sale. The MHLW is also responsible for creating policies, regulations, guidance documents, and laws, and governs safe use of medical products as well as for social insurance, reimbursement policies, and pricing.

After a device is approved for importation and commercial sale in Japan, the MHLW continues to monitor sales of approved products for compliance with labeling regulations, which prohibit promotion of devices for unapproved uses, and reporting regulations, which require reporting of product malfunctions, including serious injury or death caused by any approved device. Failure to comply with applicable regulatory requirements can result in enforcement action by the MHLW, which may include fines, injunctions, and civil penalties, recall or seizure of our products, operating restrictions, partial suspension or total shutdown of sales in Japan, or criminal prosecution.

European Union Regulation

Neuronetics has received European Conformity (“CE”) certification under the European Union (“EU” or “E.U.”) Medical Device Regulation (“MDR”) (2017/745). This CE mark provides market authorization within the EU and European Economic Area (“EEA”). In the EU, a single regulatory approval process exists, in which a Notified Body assesses the conformity of the medical device intended to be marketed with the legal requirements set forth in the EU MDR. To obtain a CE mark, medical devices and their accessories must meet minimum standards of performance, safety, and quality (i.e., the essential requirements), and then, according to their classification, comply with one or more of a selection of conformity assessment routes. After conformity is confirmed, the CE mark is affixed to the medical device itself or on its packaging, thus indicating its conformity status. The competent authorities of the EU countries separately regulate the clinical research for medical devices and the market surveillance of products once they are placed on the market.

Other International Regulation

Sales and marketing of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The global regulatory environment is increasingly stringent and unpredictable. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years, and other countries have expanded, or plan to expand, their existing regulations. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect this global regulatory environment will continue to evolve, which could impact the cost, the time needed to approve, and ultimately, our ability to maintain existing approvals or obtain future approvals for our products. The time required to obtain appropriate marketing authorizations from other foreign authorities may be substantially longer or shorter than required for FDA approval. Some countries may not require any special registration process prior to importing and marketing the device. Whether or not we have obtained FDA approval, our NeuroStar Advanced Therapy System may be subject to different regulatory requirements in other jurisdictions. The foreign regulatory approval process includes all the risks associated with FDA regulation, as well as country-specific regulations.

Other Regulations

Import-export. Our international operations enable us to be subjected to laws regarding sanctioned countries, entities and persons, customs, and import-export. Among other things, these laws restrict, and in some cases can prevent, U.S. companies from directly or indirectly selling goods, technology or services to people or entities in certain countries. In addition, these laws require that we exercise care in our business dealings with entities in and from foreign countries.

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

For example, in the U.S. the collection, maintenance, protection, use, transmission, disclosure and disposal of certain personal information and the security of medical devices are regulated at the U.S. federal and state, and industry levels. U.S. federal and state laws protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by health care providers. In addition, the FDA has issued guidance advising manufacturers to take cybersecurity risks into account in product design for connected medical devices and systems, to assure that appropriate safeguards are in place to reduce the risk of unauthorized access or modification to medical devices that contain software and reduce the risk of introducing threats into hospital systems that are connected to such devices. The FDA also issued guidance on the post market management of cybersecurity in medical devices.

Outside the U.S., we are impacted by the privacy and data security requirements at the international, national and regional level, and on an industry specific basis. Legal requirements in these countries relating to the collection, storage, handling and transfer of personal data and, potentially, intellectual property continue to evolve with increasingly strict enforcement regimes.

Human Capital

Employees

As of December 31, 2022, we had 194 full time employees working collaboratively across our sales and customer support team, in research and development, including clinical, regulatory and certain quality functions, operations and in general and administrative. All of our employees are employed full time. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union. We believe that our employee relations are strong.

We recruit employees with the skills and training relevant to functional responsibilities. We believe that cultural fit and energy are important considerations. We assess the likelihood that a particular candidate will contribute to the Company’s overall goals, and beyond their specifically assigned tasks. We aim to provide market-based compensation and work to retain our employees for many years. During 2022, the Company continued to offer a two-day work from home policy to provide personal flexibility and support employees in managing family priorities.

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

Corporate Information

We were incorporated in Delaware in April of 2003. Our principal executive offices are located at 3222 Phoenixville Pike, Malvern, Pennsylvania 19355, and our telephone number is (610) 640-4202. Our website address is www.neurostar.com. We make available, free of charge on our website, our annual report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at www.sec.gov. The information contained on, or accessible through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider any information contained in, or that can be accessed through, our website as part of this Annual Report on Form 10-K.

Summary Risk Factors

An investment in shares of our common stock involves significant risks. See the “Risk Factors” section of this Annual Report on Form 10-K. These risks include, among others:

●	We have incurred losses in the past and may be unable to achieve or sustain profitability in the future.
●	If insurance coverage is unavailable or reimbursement from third-party payors for treatments using our products significantly declines, psychiatrists may be reluctant to use our products.
●	Our revenue has been concentrated among a small number of customers, and if we lose any of these customers and fail to replace them, or if any of these customers fail to perform their obligations to us, our revenue may decrease substantially.
●	Our success depends upon patient satisfaction with the effectiveness of our NeuroStar Advanced Therapy System.
●	We operate in a very competitive environment and if we are unable to compete successfully against our existing or potential competitors, our sales and operating results may be negatively affected.
●	The loss of certain members of our senior management or our inability to attract and retain highly skilled executives, salespeople, product development and other personnel could negatively impact our business.
●	We rely on single-source suppliers for some components used in our NeuroStar Advanced Therapy System and on a single manufacturer for the assembly of our NeuroStar Advanced Therapy System, and we may be unable to find replacements or immediately transition to alternative parties for these components.
●	We rely on a network of third-party distributors to market and distribute our products internationally, and if we are unable to maintain and expand this network, we may be unable to generate anticipated sales.
●	If we are not able to obtain and enforce patent protection for our technologies, products, or product candidates, development and commercialization of our products and product candidates may be adversely affected.
●	Our products and operations are subject to extensive government regulation and oversight both in the United States and abroad, and our failure to comply with applicable requirements could harm our business.
●	Modifications to our products may require new 510(k) clearances or PMA approvals, and may require us to cease marketing or recall the modified products until clearances are obtained.
●	Our products must be manufactured in accordance with federal and state regulations, and we could be forced to recall our installed systems or terminate production if we fail to comply with these regulations.
●	Our products may cause or contribute to adverse medical events that we are required to report to the FDA, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.
●	We are subject to certain federal, state and foreign fraud and abuse laws, health information privacy and security laws and transparency laws, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.
●	Our operating results are directly dependent upon the sales and marketing efforts of our sales and customer support team as well as our field sales personnel in the United States and our independent third-party distributors outside of the United States. If our employees or our independent distributors fail to adequately promote, market and sell our products, our sales could significantly decrease.
●	We may need to raise additional capital to fund our existing commercial operations, develop and commercialize new products and expand our operations.
●	The terms of our credit facility place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

●	We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

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

We have incurred net losses since inception, including net losses of $37.2 million and $31.2 million for the years ended December 31, 2022 and 2021, respectively. As a result of ongoing losses, as of December 31, 2022, we had an accumulated deficit of $345.9 million. We expect to continue to incur significant sales and marketing, product development, regulatory and other expenses as we continue to expand our marketing efforts to increase adoption of our products and expand existing relationships with our customers, to obtain regulatory clearances or approvals for our products in additional countries and for additional indications, and to develop new products or add new features to our existing products. The net losses we incur may fluctuate significantly from quarter to quarter. We will need to generate significant additional revenues to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

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

Our business may be disrupted and our results of operations and liquidity may be adversely affected by a global pandemic.

Our operations and interactions with healthcare systems, providers and patients expose us to risks associated with public health crises, including epidemics and pandemics. The global impact of COVID-19, or other global pandemic including corresponding preventative and precautionary measures that we and other businesses, communities and governments may take to mitigate the spread of such disease, may lead to restrictions on, disruptions in, and other related impacts on business and personal activities, which may adversely impact our business and liquidity.

In early 2022 and throughout the year ended 2021, we experienced a material impact to revenue particularly with regards to U.S. treatment session revenues as a result of the COVID-19 pandemic. Capital equipment sales and treatment session revenues may continue to be materially impacted by the pandemic as customers defer capital purchase decisions and delay new patient treatment starts.

The significance of the impact of a global pandemic on our operations depends on numerous evolving factors that we may not be able to accurately predict or effectively respond to, including, among others:

●	the effect on global economic activity and the resulting impact on our customer’s businesses, their credit and liquidity, and their demand for our solutions and services, as well as their ability to pay;
●	our ability to deliver and implement our solutions in a timely manner, including as a result of supply chain disruptions and related cost increases; and
●	actions taken by U.S., foreign, state, and local governments, suppliers, and individuals in response to the outbreak.

If insurance coverage is unavailable or reimbursement from third-party payors for treatments using our products significantly declines, psychiatrists may be reluctant to use our products.

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

Our revenue has been concentrated among a small number of customers, and if we lose any of these customers and fail to replace them, our revenue may decrease substantially.

A significant amount of our revenue is derived from a limited number of customers. Any material non-payment or non-performance by one of these customers, a significant downturn or deterioration in the business or financial condition of any of these customers, or any other event significantly negatively impacting a contractual relationship with one of these customers could adversely affect our financial condition and results of operations.

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

Our success depends on the skills, experience and performance of the members of our senior management team. The individual and collective efforts of these employees will be important as we continue to develop our products and as we expand our commercial activities. We believe that it is challenging to identify individuals with the requisite skills to serve in many of our key positions, and the loss or incapacity of existing members of our executive management team could negatively impact our operations. We did not maintain key man life insurance on any of our employees in 2022 and do not expect in the future. Our Chief Executive Officer’s employment agreement does not guarantee our retention of our Chief Executive Officer for any period of time.

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

We have a relatively short history of operating as a commercial company and our growth rate may be volatile. For example, our revenues decreased from $62.6 million for the year ended December 31, 2019 to $49.2 million for the year ended December 31, 2020, and our revenues increased from $55.3 million for the year ended December 31, 2021 to $65.2 million for the year ended December 31, 2022. We intend to grow our business operations and may experience periods of rapid growth and expansion. This anticipated growth could create a strain on our organizational, administrative and operational infrastructure, including our supply chain operations, quality control, technical support and customer service, sales force management and general and financial administration. We may be unable to maintain the quality, or delivery timelines, of our products or customer service or satisfy customer demand if our business grows too rapidly. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, and our reporting systems and procedures. We may implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain and failure to complete this in a timely and efficient manner could harm our business.

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

We rely on a network of third-party distributors to market and distribute our products internationally, and if we are unable to maintain and expand this network, we may be unable to generate anticipated sales.

We rely on a network of third-party distributors to market and distribute our products in international markets. We currently sell our products in five countries outside of the United States and plan to market and sell our products through our exclusive distribution agreement in Japan once we attain reimbursement approval. We are assessing the opportunity to continue expanding into other international markets. We may face significant challenges and risks in managing a geographically dispersed distribution network. We have limited ability to control any third-party distributors. Our distributors may be unable to successfully market and sell our products and may not devote sufficient time and resources to support the marketing, sales, education and training efforts that we believe enable the products to develop, achieve or sustain market acceptance. Additionally, in some international jurisdictions, we rely on our distributors to manage the regulatory process, while complying with all applicable rules and regulations, and we are dependent on their ability to do so effectively. In addition, if a dispute arises with a distributor or if a distributor is terminated by us or goes out of business, it may take time to locate an alternative distributor, to seek appropriate regulatory approvals and to train new personnel to market our products, and our ability to sell those systems in the region formerly serviced by such terminated distributor could be harmed. Any of these factors could reduce our revenues from affected markets, increase our costs in those markets or damage our reputation. In addition, if an independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent that distributor from helping competitors solicit business from our existing customers, which could further adversely affect our sales. As a result of our reliance on third-party distributors, we may be subject to disruptions and increased costs due to factors beyond our control, including labor strikes, third-party error and other issues. If the services of any of these third-party distributors become unsatisfactory, we may experience delays in meeting our customers’ demands and we may be unable to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose potential customers.

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

The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive U.S. and other foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. We expect our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets. Our international business operations are subject to a variety of risks, including:

●	difficulties in staffing and managing foreign and geographically dispersed operations, to the extent we establish non-U.S. operations;
●	attaining reimbursement under differing and multiple payor reimbursement regimes, government payors or patient self-pay systems;
●	difficulties in determining and creating the proper sales pathway in new, international markets;
●	compliance with various U.S. and international laws, including export control laws and the U.S. Foreign Corrupt Practices Act of 1977, (the “FCPA”), and anti-money laundering laws;
●	differing regulatory requirements for obtaining clearances or approvals to market our products;
●	changes in, or uncertainties relating to, foreign rules and regulations that may impact our ability to sell our products, perform services or repatriate profits to the United States;
●	tariffs and trade barriers, export regulations, sanctions and other regulatory and contractual limitations on our ability to sell our products in certain foreign markets;

●	potential adverse tax consequences, including imposition of limitations on or increases of withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;
●	imposition of differing labor laws and standards;
●	armed conflicts or economic, political, health (including pandemic diseases such as COVID-19 from coronavirus) or social instability in foreign countries and regions;
●	fluctuations in foreign currency exchange rates;
●	an inability, or reduced ability, to protect our intellectual property, including any effect of compulsory licensing imposed by government action;
●	availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us; and
●	conducting post-market surveillance on product performance.

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

Our clinical trials are managed by our own staff and personnel, but we rely in part upon certain third parties, including clinical trial sites, medical institutions, clinical research organizations, (“CRO”s), and private practices, for, among other things, site monitoring, statistical work and electronic data capture in our clinical trials. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocols, and legal, regulatory and scientific standards, including current good clinical practices, (“cGCP”s), which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for clinical trials. If we or any such third parties fail to comply with applicable cGCPs, the clinical data generated in such trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving a marketing application for any particular indication. In addition, if such third parties do not devote sufficient time and resources to our clinical trials or otherwise carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they assist in obtaining is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates in a specified indication.

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

We operate in a number of countries throughout the world, including in countries that do not have as strong a commitment to anti-corruption and ethical behavior as is required by U.S. laws and by our corporate policies. We are subject to the risk that we, our U.S. employees or any future employees or consultants located in other jurisdictions or any third parties such as our distributors that we engage to do work on our behalf in foreign countries may take action determined to be in violation of anti-corruption laws in any jurisdiction in which we conduct business, including the FCPA. The FCPA generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments, offers or promises to foreign officials for the purpose of obtaining or retaining business or other advantages. In addition, the FCPA imposes recordkeeping and internal controls requirements on publicly traded corporations and their foreign affiliates, which are intended to, among other things, prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made.

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

As part of our business we receive and process information about our customers, partners and their patients, including PHI, and we may store or contract with third parties to store our customers’ data, including PHI. PHI, a subset of individually identifiable information, is regulated at the federal level by HIPAA, as amended by HITECH, and by various laws at the state level, as more fully described below. We are required to safeguard PHI in accordance with HIPAA and, as a business associate, we are also directly liable for compliance with HIPAA.

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

On December 22, 2017, President Trump signed into law new legislation, (Pub. L. 115-97), commonly referred to as the Tax Cuts and Jobs Act of 2017, (the “TCJA”), which significantly revised the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contained significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the TCJA. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

A major earthquake, fire or other disaster, such as a major flood, seasonal storms, global pandemic (such as COVID-19), or terrorist attack affecting our facilities, or those of our third-party manufacturers or suppliers, could significantly disrupt our or their operations, and delay or prevent product shipment or installation during the time required to repair, rebuild or replace our third-party manufacturers or suppliers’ damaged manufacturing facilities. These delays could be lengthy and costly. If any of our manufacturers’, suppliers’ or customers’ facilities are negatively impacted by a disaster, shipments of our products could be delayed. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to quickly respond to a disaster, the ongoing effects of the disaster could create some uncertainty in the operations of our business. In addition, our or their facilities may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil or an outbreak a pandemic (such as COVID-19) could have a negative effect on our operations.

Epidemic diseases could negatively affect various aspects of our business, make it more difficult to meet our obligations to our customers, and could result in reduced demand from our customers. These could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of a respiratory illness known as COVID 19 caused by coronavirus. In an effort to halt the outbreak of COVID 19, the Chinese government and the governments of other impacted countries, such as Italy and the Republic of Korea, have placed significant restrictions on travel within their respective borders, leading to extended business closures in some instances. These travel restrictions and business closures could adversely impact our operations in Japan, including our ability to sell or distribute our products, as well as cause temporary or long-term closures of the offices and facilities of our suppliers and customers. Any disruption of our suppliers in China or customers in Japan could impact our global sales and operating results. We cannot at this time accurately predict what effects these conditions will have on our operations due to uncertainties relating to the ultimate geographic spread of the virus, the incidence and severity of the disease, the duration of the outbreak, and the length of the travel restrictions and business closures imposed by governments of impacted countries. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results.

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

Generally accepted accounting principles in the United States, (“U.S. GAAP”), are subject to interpretation by the Financial Accounting Standards Board, (“FASB”), or SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.

Refer to “Note 4. Recent Accounting Pronouncements” in our audited financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Our sales volumes and our results of operations may fluctuate over the course of the year.

We have experienced and may continue to experience meaningful variability in our sales and gross profit among fiscal quarters. In the first quarter, our results can be impacted by the resetting of annual U.S. patient healthcare insurance plan deductibles, which may cause delays in patients seeking NeuroStar Advanced Therapy treatments. Historically, we have seen a sequential decline in third quarter revenues, which we believe is attributable to summer vacation plans of psychiatrists and patients. In addition, the fourth quarter has consistently been a strong revenue quarter on a sequential basis primarily due to U.S. psychiatrists’ historical timing for capital expenditures and patients’ needs to exhaust remaining balances in flexible spending accounts.

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

We cannot offer any assurances about which, if any, of our patent applications will issue or whether any of our issued patents will be found invalid and unenforceable or will be threatened by third parties. Any patent applications we file may be challenged and may not result in issued patents or may be invalidated or narrowed in scope after they are issued. We also cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect and provide exclusivity for our products, any additional features we develop for our products or any new products. Other parties may have designed around our claims or developed technologies that may be related or competitive to our platform, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications, either by claiming the same methods or devices or by claiming subject matter that could dominate our patent position. Any successful opposition to these patents or any other patents owned by or, if applicable in the future, licensed to us could deprive us of rights necessary for the practice of our technologies or the successful commercialization of any products or product candidates that we may develop. Since patent applications in the US and most other countries are confidential for a period of time after filing, we cannot be certain that we or our licensors were the first to file any patent application related to our technologies, products, or product candidates. Furthermore, an interference proceeding can be provoked by a third party or instituted by the United States Patent and Trademark Office, (the “USPTO”), to determine who was the first to invent any of the subject matter covered by the patent claims of our applications for any application with an effective filing date before March 16, 2013.

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

As of December 31, 2022, we had federal and state net operating loss carryforwards of $312.7 million and $197.2 million, respectively. The federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2023, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have not done an analysis to determine whether or not ownership changes have occurred since inception and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

In 2020 and 2021, we did not achieve the required revenue under the net product revenue covenant, but we obtained waivers from Solar to cure the breach of the net product revenue covenant. In 2022 we achieved the required revenue under the net product revenue covenant. If we fail to achieve the specified level of product net revenue in the future, Solar is under no obligation to provide us with relief for future specified defaults.

Risks Related to Ownership of Our Common Stock

The price of our common stock has been and may continue to be volatile.

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

As of February 27, 2023, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 20.7% of our outstanding common stock. Accordingly, these stockholders have a material influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, mergers, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of the company, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing price of our common stock. The significant concentration of stock ownership may negatively impact the price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting due to our status as a smaller reporting company (“SRC”).

Pursuant to the Exchange Act Continuous Disclosure Accommodations, the auditor attestation requirement of section 404(b) of the Sarbanes Oxley Act of 2002 is not required by SRCs, with public common equity float between $75 million and $700 million and annual revenues of less than $100 million.

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

Market Information

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

Holders of Record

As of February 27, 2023, there were approximately 54 holders of record of our common stock, solely based upon the count our transfer agent provided to us as of that date.

Sales of Unregistered Securities

None.

Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2022:

Number of
Securities
Remaining
Available for
	Number of		Future
	Securities to		Issuance
	be Issued	Weighted	Under Equity
	Upon	Average	Compensation
	Exercise of	Exercise	Plans
	Outstanding	Price of	(Excluding
	Options,	Outstanding	Securities
	Warrants	Options,	reflected
	and Rights	Warrants	in Column (a)
	(in thousands)	and Rights	(in thousands)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,301	$4.07	2,203
Equity compensation plans not approved by security holders	—	—	(1) 435
Total	1,301	$4.07	2,637

(1)	This number includes 426.8 thousand shares available for issuance under the 2020 Inducement Incentive Plan as of December 31, 2022.

See “Item 15. Exhibits and Financial Statement Schedules — Notes to Financial Statements — Note 13. Stockholders’ Equity, Note 15. Share-Based Compensation and Note 16. Employee Benefit Plans” for additional information on compensation plans under which equity securities of the registrant are authorized for issuance without the approval of stockholders.

Issuer Purchases of Equity Securities

None

Item 6.    [Reserved]

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

Overview

We are a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from neurohealth disorders. Our first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation, (“TMS”), to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the United States Food and Drug Administration, (“FDA”), to treat adult patients with major depressive disorder, (“MDD”), that have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. NeuroStar Advanced Therapy is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We believe we are the market leader in TMS therapy based on the estimated 147,431 global patients treated with over 5.3 million of our treatment sessions through December 31, 2022. We generated revenues of $65.2 million and $55.3 million for the years ended December 31, 2022 and 2021, respectively.

We designed the NeuroStar Advanced Therapy System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of existing treatment options. We generate revenues from initial capital sales of our systems, sales of our recurring treatment sessions and from service and repair and extended warranty contracts. We derive the majority of our revenues from recurring treatment sessions. For the year ended December 31, 2022, revenues from sales of our treatment sessions and NeuroStar Advanced Therapy Systems represented 71% and 26% of our U.S. revenues, respectively. For the year ended December 31, 2021, revenues from sales of our treatment sessions and NeuroStar Advanced Therapy Systems represented 78% and 18% of our U.S. revenues, respectively.

We currently sell our NeuroStar Advanced Therapy System and recurring treatment sessions in the United States through our sales and customer support team. Our sales force targets an estimated 50,000 psychiatrists across 26,000 practices that we estimate, based on a 2020 dataset from Symphony Health and our own internal estimates, treat approximately 42% of the total MDD patients in the United States who meet our labeled indication and are insured. We expect to continue to expand our direct sales and customer support team to further penetrate the market by demonstrating the benefits of our NeuroStar Advanced Therapy to psychiatrists and their MDD patients. Some of our customers have and may purchase more than one NeuroStar Advanced Therapy System. Based on our commercial data, we believe psychiatrists can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients. We believe psychiatrists can generate approximately $8,500 of average revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We have a diverse customer base of psychiatrists in group psychiatric practices in the United States. One customer accounted for more than 10% of our revenues for the years ended December 31, 2022 and 2021. Patients are reimbursed by Medicare and the vast majority of commercial payors in the United States for treatment sessions utilizing our NeuroStar Advanced Therapy System.

We market our products in a few select markets outside the United States through independent distributors. International revenues represented 3% and 3% of our total revenues for the years ended December 31, 2022 and 2021, respectively. In October 2017, we entered into an exclusive distribution agreement with Teijin Pharma Limited, (“Teijin”), for the distribution of our NeuroStar Advanced Therapy Systems and treatment sessions to customers who will treat patients with MDD in Japan. We received regulatory approval for our system in Japan in September 2017. We obtained reimbursement coverage for NeuroStar Advanced Therapy in Japan, which went into effect on June 1, 2019 and covers patients who are treated in the largest inpatient and outpatient psychiatric facilities in Japan. We expect our international revenues to increase as a percentage of our total revenues as we grow our presence in Japan.

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

Our total revenues increased by $9.9 million, or 18%, from $55.3 million for the year ended December 31, 2021 to $65.2 million for the year ended December 31, 2022. For the year ended December 31, 2022, our U.S. revenues were $63.4 million, compared to $53.4 million for the year ended December 31, 2021, which represented an increase of 19% period over period. We expect to continue to incur losses for the next several years as we expand our commercial organization to support our planned sales growth and while continuing to invest in our pipeline indications. As of December 31, 2022, we had an accumulated deficit of $345.9 million.

Recent Developments

COVID-19

We have monitored the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it has and will continue to impact the Company’s customers, supply chain, employees and other business partners. We experienced significant disruptions, in the first quarter of 2022 and in the years ended 2021 and 2020 from the COVID-19 pandemic. Although business conditions during the rest of 2022 were largely not impacted by the COVID-19 pandemic, we are unable to predict whether the COVID-19 pandemic may have a material impact on our financial condition, results of operations and cash flows in the future due to numerous uncertainties. These uncertainties include the potential resurgence of COVID-19 due to new variants or otherwise, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic, vaccination rates and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity.

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

Sales in the United States represented 97% of our total revenues for the years ending December 31, 2022 and 2021, respectively, and have been generated by our direct sales force. Outside the United States, our sales are made through local third-party distributors. International revenues were 3% for the years ended December 31, 2022 and 2021, respectively. We expect that both our United States and international revenues will increase in the near term as we continue to expand active customer sites utilizing our NeuroStar Advanced Therapy Systems and increase the related patient utilization in the United States, as well as grow our presence in Japan. We expect our revenues to be positively impacted to the extent our direct sales force is successful in increasing the rate of adoption and utilization of treatment with TMS Therapy as an alternative to other MDD treatments.

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

We anticipate that our sales and marketing expenses will decrease in 2023 compared to 2022 expenses due in-part to the termination of the one-time 2022 sales equity match incentive.

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

We anticipate that our general and administrative expenses will remain materially consistent during 2023 compared to our 2022 expenses.

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

We plan to incur research and development expenses for the near future as we expect to continue our development of TMS Therapy for the treatment of additional patient populations and new indications related to neurohealth disorders, as well as for various hardware and software development projects. As a result, we expect our research and development expenses to increase during 2023 compared to our 2022 expenses.

Interest Expense

Interest expense consists of cash interest payable under our credit facility and non-cash interest attributable to the accrual of final payment fees and the amortization of deferred financing costs related to our indebtedness.

Other Income, Net

Other income, net consists primarily of interest income earned on our money market account balances and note receivables.

Results of Operations

Comparison of the Years ended December 31, 2022 and 2021

	Years ended December 31,		Increase / (Decrease)
	2022	2021	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$65,206	$55,312	$9,894	18%
Cost of revenues	15,483	11,653	3,830	33%
Gross Profit	49,723	43,659	6,064	14%
Gross Margin	76.3%	78.9%

Operating expenses:
Sales and marketing	49,982	37,746	12,236	32%
General and administrative	25,516	25,554	(38)	(0)%
Research and development	9,336	7,923	1,413	18%
Total operating expenses	84,834	71,223	13,611	19%
Loss from Operations	(35,111)	(27,564)	(7,547)	(27)%
Other (income) expense:
Interest expense	4,251	4,019	232	6%
Other income, net	(2,203)	(390)	(1,813)	(465)%
Net Loss	$(37,159)	$(31,193)	$(5,966)	(19)%

	Revenues by Geography
	Years ended December 31,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$63,406	97%	$53,447	97%
International	1,800	3%	1,865	3%
Total revenues	$65,206	100%	$55,312	100%

	U.S. Revenues by Product Category
	Years ended December 31,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$16,575	26%	$9,760	18%
Treatment sessions	45,077	71%	41,933	78%
Other	1,754	3%	1,754	4%
Total U.S. revenues	$63,406	100%	$53,447	100%

	United States NeuroStar Advanced Therapy System
	Revenues by Type
	Years ended December 31,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Capital	$15,792	95%	$8,820	90%
Operating lease	222	2%	279	3%
Other	561	3%	661	7%
Total United States NeuroStar Advanced Therapy System revenues	16,575	100%	$9,760	100%

Revenues

Total revenues increased by $9.9 million, or 18%, from $55.3 million for the year ended December 31, 2021 to $65.2 million for the year ended December 31, 2022. For the period ended December 31, 2022, U.S. revenue increased by 19% and international revenue marginally decreased by 3% over the comparative prior year period. The U.S. revenue growth was primarily due to an increase in NeuroStar Advanced Therapy System revenues.

Revenues in the United States increased by $10.0 million, or 19%, from $53.4 million for the year ended December 31, 2021 to $63.4 million for the year ended December 31, 2022. NeuroStar Advanced Therapy System revenue in the United States increased by $6.8 million, or 70%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily driven by a 79% increase in NeuroStar Advanced Therapy System capital revenue, which includes capital sales and sales-type leases. The increase in NeuroStar capital revenue was primarily driven by an increase of 84 units in NeuroStar Advanced Therapy Systems sold from 129 units for the year ended December 31, 2021 to 213 units for the year ended December 31, 2022. The Company expects to recognize future recurring treatment session revenue related to the sale of 213 NeuroStar Advanced Therapy systems, for the year ended December 31, 2022 compared to 147 units including 18 units recognized as operating leases for the December 31, 2021 period.

Treatment sessions revenues represented 71% and 78% of total revenues in the United States for the years ended December 31, 2022 and 2021, respectively, and increased by 7% from $41.9 million for the year ended December 31, 2021 to $45.1 million for the year ended December 31, 2022. The increase in U.S. treatment session revenue was primarily the result of an increase in 50,608 treatment sessions sold from 521,979 units for the year ended December 31, 2021 to 572,587 for the year ended December 31, 2022. We believe the increase in overall volume of treatment session revenue between these two periods was primarily due to the growth in active customer sites of 142 from 959 as of December 31, 2021 to 1,101 as of December 31, 2022. Due to the time it takes for the customer sites to become fully operational, treatment session revenue will lag in the growth of our active customer sites.

Cost of Revenues and Gross Margin

Future Issuance

Cost of revenues increased by $3.8 million, or 33%, from $11.7 million for the year ended December 31, 2021 to $15.5 million for the year ended December 31, 2022. Gross margin was 76.3% for the year ended December 31, 2022 compared to 78.9% for the year ended December 31, 2021. The decrease in gross margin was the result of a change in the product mix of revenue versus the prior year.

Sales and Marketing Expenses

Sales and marketing expenses increased by $12.2 million, or 32%, from $37.7 million for the year ended December 31, 2021 to $50.0 million for the year ended December 31, 2022. The change was primarily due to an increase of $9.4 million in personnel costs related to salary, share-based compensation, bonus, commissions (this includes a one-time commission retention benefit of $3.7 million), and payroll taxes. $0.7 million in marketing related to a new campaign launch and focus on in person customer sales summits, and $0.9 million related to the opening of Charlotte facility for NeuroStar University and other sales training programs. Travel expense increased by $0.9 million driven by inflation and additional head count.

General and Administrative Expenses

General and administrative expenses remained relatively consistent at $25.5 million for the year ended December 31, 2022 compared with $25.6 million for the year ended December 31, 2021.

Research and Development Expenses

Research and development expenses increased by $1.4 million, or 18%, from $7.9 million for the year ended December 31, 2021 to $9.3 million for the year ended December 31, 2022. The change was primarily due to an increase of $0.9 million in personnel costs related to salary and share-based compensation expense due to an increase in headcount, $0.3 million increase in professional fees related to consulting expense as the Company continued to incur research and development costs to pursue additional indications and NeuroStar Advanced Therapy System upgrades.

Interest Expense

Interest expense increased by $0.2 million, or 6%, from $4.0 million for the year ended December 31, 2021 to $4.2 million for the year ended December 31, 2022.

Other Income, Net

Other income, net increased by $1.8 million from $0.4 million for the year ended December 31, 2021 to $2.2 million for the year ended December 31, 2022, primarily as a result of increased interest income earned on the Company’s money market accounts and note receivables.

Comparison of the Years ended December 31, 2021 and 2020

The information required within this section is incorporated by reference to the information set forth in the section titled “Comparison of the Years ended December 31, 2021 and 2020” in “Management’s Discussion and Analysis of our Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K filed on March 8, 2022.

Liquidity and Capital Resources

Overview

As of December 31, 2022, we had cash and cash equivalents of $70.3 million and an accumulated deficit of $345.9 million, compared to cash and cash equivalents of $94.1 million and an accumulated deficit of $308.7 million as of December 31, 2021. We incurred negative cash flows from operating activities of $30.7 million and $28.0 million for the years ended December 31, 2022 and 2021, respectively. We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to expand our sales and marketing initiatives to support our growth in existing and new markets, invest funds in additional research and development activities and utilize cash for other corporate purposes.

Our primary sources of capital to date have been from our IPO, private placements of our convertible preferred securities, borrowings under our credit facility, sales of our products and a secondary public offering of our common stock. As of December 31, 2022, we had $35.0 million of borrowings outstanding under our credit facility, which has a final maturity in February 2025. Management believes that the Company’s cash and cash equivalents as of December 31, 2022 and anticipated revenues from sales of its products are sufficient to fund the Company’s operations for at least 12 months from the issuance of these financial statements.

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

Debt

As of December 31, 2022, the Company had $35.0 million of borrowings outstanding under the Solar credit facility, which has a final maturity in February 2025 (“maturity”). The interest rate on borrowings under the credit facility is variable and resets monthly. Prior to the Company commencing principal payments on the facility in March 2023 with total borrowings of $35.0 million coming due in monthly installments, the Company and Solar agreed to delay the first principal payment while negotiating a refinanced credit facility. Under the current facility, the Company will be required to make a final payment fee of $1.9 million at maturity. Future interest payments related to the current facility total $5.4 million, including $3.7 million due within the next twelve months as of December 31, 2022.

Leases

The Company has lease arrangements for equipment and certain facilities, including corporate headquarters and our warehouse in Malvern, Pennsylvania and a training facility in Charlotte, North Carolina. As of December 31, 2022, the Company had fixed lease payment obligations of $4.5 million, including $0.9 million due within the next twelve months.

Cash Flows

The following table sets forth a summary of our cash flows for the years ended December 31, 2022, 2021, and 2020:

	December 31,
	2022	2021	2020

Net Cash Used in Operating Activities	$(30,739)	$(27,983)	$(28,390)
Net Cash Provided by (Used in) Investing Activities	6,731	(9,839)	(730)
Net Cash Provided by Financing Activities	207	83,006	2,369
Net (Decrease) Increase in Cash and Cash Equivalents	$(23,801)	$45,184	$(26,751)

Net Cash Used in Operating Activities

Net cash used in operating activities for 2022 was $30.7 million, consisting primarily of a net loss of $37.2 million and an increase in net operating assets of $4.8 million, partially offset by non-cash charges of $11.2 million. The increase in net operating assets was primarily due to increases in accounts receivable, inventory and prepaid commission expense, which were offset by increases in accrued expenses as a result of timing and accrued 2022 compensation and commissions as of December 31, 2022. Non-cash charges consisted of depreciation and amortization, non-cash interest expense, share-based compensation, and the cost of rental units purchased by customers.

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

Net cash used in operating activities for 2020 was $28.4 million, consisting primarily of a net loss of $27.5 million and an increase in net operating assets of $8.3 million, partially offset by non-cash charges of $7.3 million. The increase in net operating assets was primarily due to an increase in net investment in sales-type leases and prepaid commission expense, which were offset by a decrease in accrued expense due to timing and the 2020 payments of 2019 incentive compensation and commission accrued as of December 31, 2019.

Non-cash charges consisted of depreciation and amortization, non-cash interest expense, share-based compensation, and the cost of rental units purchased by customers, and the loss on debt extinguishment.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities for the year ended December 31, 2022, 2021 and 2020 was $6.7 million, $(9.8) million and $(0.7) million, respectively. Net cash provided by investing activities for the year ended December 31, 2022 was due to the repayment of our promissory note offset partially by purchases of property and equipment and capitalized software costs. Net cash used in investing activities for the year ended December 31, 2021 was attributable to issuance of our promissory note and purchases of property and equipment and capitalized software costs. Net cash used in investing activities for the year ended December 31, 2020 was attributable to purchases of property and equipment and capitalized software costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31 2022 was $0.2 million attributable primarily to proceeds related to stock option exercises.

Net cash provided by financing activities for the year ended December 31, 2021 was $83.0 million and primarily consisted of additional proceeds from our secondary public offering and sale of our common stock on February 2, 2021 and cash proceeds related to stock option exercises.

Net cash provided by financing activities for the year ended December 31, 2020 was $2.4 million and attributable primarily to proceeds from the exercise of stock options.

Indebtedness

Refer to “Note 12. Debt” in our audited financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K for information regarding our current Solar credit facility and extinguished Oxford credit facility.

Solar Credit Facility

The following table sets forth by year our required future principal payments under the term loan portion of the Solar Facility (as discussed in “Note 12. Debt”) (in thousands):

Principal
Year:	Payments
2023	$13,125
2024	17,500
2025	4,375
2026	—
2027	—
Total principal payments	$35,000

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

Revenue Recognition

We account for revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. Under ASC 606, we recognize revenue when control of the promised good or service is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those good or services. Accordingly, we determine revenue recognition by applying the following steps:

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

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, (the “Securities Act”), for complying with new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable. We have elected to avail ourselves of this exemption from complying with new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our cash is held on deposit in demand accounts at a large financial institution in amounts in excess of the Federal Deposit Insurance Corporation, (“FDIC”), insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

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

As discussed in “Note 12. Debt” in our audited financial statements and related notes thereto appearing elsewhere in of this Annual Report on Form 10-K, our credit facility bears interest at 7.65% plus the greater of (a) 1.66% or (b) the rate per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd. As a result, we are exposed to risks from changes in interest rates. We believe that a one-point increase in interest rates would result in an approximate $0.4 million increase to our interest expense for the year ended December 31, 2022.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022 at the reasonable assurance level.

This Annual Report on Form 10-K does not include an attestation report of internal control over financial reporting from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in the information set forth in the sections titled “Proposal 1 - Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers of the Company” contained in “Delinquent Section 16(a) Reports” in our 2023 Proxy Statement.

Item 11.    Executive Compensation.

The information required by this item will be included in information set forth in the section titled “Executive Compensation” in our 2023 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our 2023 Proxy Statement.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in information set forth in the section titled “Transactions with Related Persons” and “Information regarding the Board of Directors and Corporate Governance” in our 2023 Proxy Statement.

Item 14.   Principal Accounting Fees and Services.

The information required by this item will be included in information set forth in the section titled “Principal Accountant Fees and Services” contained in “Proposal 2 – Ratification of Selection of Independent Registered Public Accounting Firm” in our 2023 Proxy Statement.

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

(b) Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Ninth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 8-K filed July 6, 2018)
3.2	Certificate of Amendment to the Registrant’s Ninth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed May 30, 2019)
3.3	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 8-K filed December 29, 2022)
3.5	Certificate of Elimination of Series A Junior Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 8-K filed April 9, 2021)
4.1	Specimen Stock Certificate evidencing shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))
4.2	Form of Warrant to Purchase Stock, by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333- 225307))

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

10.2◊	Amendment No. 1 to Distribution Agreement, by and between the Registrant and Teijin Pharma Limited, dated May 31, 2019 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed August 6, 2019)
10.3

Sixth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated June 1, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.4

Sixth Amended and Restated Stockholders’ Agreement by and among the Registrant and certain of its stockholders, dated June 1, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.5

Form of Indemnification Agreement between the Registrant and its non-employee directors and officers (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.6

Loan and Security Agreement by and between Solar Capital Ltd., the lenders identified therein and the Registrant, dated March 2, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 3, 2020)

10.7

Second Amendment to Loan and Security Agreement, by and among Solar Capital Ltd., as collateral agent, the lenders listed on the signature pages thereto, and the Registrant, dated December 2, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2020)

10.8

Third Amendment to Loan and Security Agreement, by and among SLR Investment Corp. (formerly known as Solar Capital Ltd.), as collateral agent, the lenders listed on the signature pages thereto, and the Registrant, dated February 15, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2022)

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
10.12

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

10.17+	Form of Severance Agreement (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))
10.18+	Form of Restrictive Covenant and Invention Assignment Agreement (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))
10.19	Non-Employee Director Compensation Policy
10.20+	Employment Offer Letter Agreement between the Registrant and Stephen Furlong dated July 1, 2019 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed July 2, 2019)
10.21+

Employment Agreement, dated July 14, 2020, by and between the Registrant and Keith J. Sullivan, dated July 14, 2020, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 17, 2020)

10.22+

Form of Neuronetics, Inc. Performance Restricted Stock Unit Grant Notice and Award Agreement under Nasdaq Listing RuIe 5635(c)(4) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

10.23+

Form of Neuronetics, Inc. Performance Restricted Stock Unit Grant Notice and Award Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

10.24+

Form of Neuronetics, Inc. Restricted Stock Unit Grant Notice and Award Agreement under Nasdaq Listing Rule 5635(c)(4) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

10.25+

Form of Neuronetics, Inc. Stock Option Grant Notice and Agreement (Nonstatutory Stock Option) under Nasdaq Listing Rule 5635(c)(4) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

10.26+

Performance Restricted Stock Unit Grant Notice and Award Agreement, dated July 14, 2020, by and between the Registrant and Keith J. Sullivan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

Restricted Stock Unit Grant Notice and Award Agreement, dated July 14, 2020, by and between the Registrant and Keith J. Sullivan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

10.27+

Stock Option Grant Notice and Agreement (Nonstatutory Stock Option), dated July 14, 2020, by and between the Registrant and Keith J. Sullivan (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

10.28+

Restricted Stock Unit Grant Notice and Award Agreement, dated October 5, 2020, by and between the Registrant and Sara Grubbs (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-252233) filed January 19, 2020)

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

10.33+	Secured Promissory Note, by and between Check Five LLC d/b/a Success TMS and the Registrant, dated September 29, 2021 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed October 5, 2021)
10.34	Secured Promissory Note, by and between Check Five LLC d/b/a Success TMS and the Registrant, dated September 29, 2021 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed October 5, 2021)
10.35	Subordination Agreement, by and between ZW Partners, LLC and the Registrant, dated April 29, 2022 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 5, 2022)
23.1*	Consent of KPMG LLP, independent registered public accounting firm

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.
101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
+	Indicates management contract or compensatory plan.
◊	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

Item 16.   Form 10-K Summary

Not applicable.

NEURONETICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Neuronetics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Neuronetics, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Philadelphia, Pennsylvania

March 7, 2023

NEURONETICS, INC.

Balance Sheets

(In thousands, except per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$70,340	$94,141
Accounts receivable, net	13,591	7,706
Inventory	8,899	6,563
Current portion of net investments in sales-type leases	1,538	2,198
Current portion of prepaid commission expense	1,997	1,559
Current portion of note receivables	230	74
Prepaid expenses and other current assets	2,174	3,090
Total current assets	98,769	115,331
Property and equipment, net	1,991	1,220
Operating lease right-of-use assets	3,327	3,884
Net investments in sales-type leases	1,222	1,697
Prepaid commission expense	7,568	6,763
Long-term note receivable	362	10,110
Other assets	3,645	2,218
Total Assets	$116,884	$141,223
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,433	$4,299
Accrued expenses	14,837	8,233
Deferred revenue	1,980	2,501
Current portion of operating lease liabilities	824	670
Current portion of long-term debt, net	13,125	—
Total current liabilities	33,199	15,703
Long-term debt, net	22,829	35,335
Deferred revenue	829	1,471
Operating lease liabilities	2,967	3,539
Total Liabilities	59,824	56,048
Commitments and contingencies (Note 18)	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding on December 31, 2022, and December 31, 2021	—	—
Common stock, $0.01 par value: 200,000 shares authorized; 27,268 and 26,395 shares issued and outstanding on December 31, 2022, and December 31, 2021, respectively	273	264
Additional paid-in capital	402,679	393,644
Accumulated deficit	(345,892)	(308,733)
Total Stockholders' Equity	57,060	85,175
Total Liabilities and Stockholders’ Equity	$116,884	$141,223

The accompanying notes are an integral part of these financial statements.

NEURONETICS, INC.

Statements of Operations

(In thousands, except per share data)

	Years ended December 31,
	2022	2021	2020
Revenues	$65,206	$55,312	$49,244
Cost of revenues	15,483	11,653	11,554
Gross Profit	49,723	43,659	37,690
Operating expenses:
Sales and marketing	49,982	37,746	32,562
General and administrative	25,516	25,554	18,236
Research and development	9,336	7,923	9,201
Total operating expenses	84,834	71,223	59,999
Loss from operations	(35,111)	(27,564)	(22,309)
Other (income) expense:
Interest expense	4,251	4,019	4,522
Loss on extinguishment of debt	—	—	924
Other income, net	(2,203)	(390)	(302)
Net Loss	$(37,159)	$(31,193)	$(27,453)
Net loss per share of common stock outstanding, basic and diluted	$(1.38)	$(1.22)	$(1.46)
Weighted-average common shares outstanding, basic and diluted	26,900	25,479	18,835

The accompanying notes are an integral part of these financial statements.

NEURONETICS, INC.

Statements of Changes in Stockholders’ Equity

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	18,645	$186	$297,753	$(250,087)	$47,852
Share-based awards and options exercises	469	5	685	—	690
Share-based compensation expense	—	—	4,404	—	4,404
Net loss	—	—	—	(27,453)	(27,453)
Balance at December 31, 2020	19,114	191	302,842	(277,540)	25,493
Share-based awards and options exercises	1,715	17	2,418	—	2,435
Issuance of common stock, net of issuance costs of $401	5,566	56	80,515	—	80,571
Share-based compensation expense	—	—	7,869	—	7,869
Net loss	—	—	—	(31,193)	(31,193)
Balance at December 31, 2021	26,395	264	393,644	(308,733)	85,175
Share-based awards and options exercises	873	9	289	—	298
Share-based compensation expense	—	—	8,746	—	8,746
Net loss	—	—	—	(37,159)	(37,159)
Balance at December 31, 2022	27,268	$273	$402,679	$(345,892)	$57,060

The accompanying notes are an integral part of these financial statements.

NEURONETICS, INC.

Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net loss	$(37,159)	$(31,193)	$(27,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,648	1,060	941
Share-based compensation	8,746	7,869	4,404
Non-cash interest expense	709	715	1,192
Cost of rental units purchased by customers	92	203	179
Loss on extinguishment of debt	—	—	622
Changes in certain assets and liabilities:
Accounts receivable, net	(6,317)	(3,054)	(597)
Inventory	(2,587)	(3,444)	(945)
Net investments in sales-type leases	1,114	324	(1,609)
Leasehold reimbursement	—	—	836
Prepaid commission expense	(1,243)	(1,926)	(1,928)
Prepaid expenses and other assets	786	62	(641)
Accounts payable	(1,968)	276	(1,085)
Accrued expenses	6,604	910	(1,733)
Deferred revenue	(1,164)	215	(573)
Net Cash Used in Operating Activities	(30,739)	(27,983)	(28,390)

Cash Flows from Investing Activities:
Purchases of property and equipment and capitalized software	(3,269)	(2,353)	(730)
Repayment (Issuance) of promissory note	10,000	(7,486)	—
Net Cash provided by (used in) Investing Activities	6,731	(9,839)	(730)

Cash Flows from Financing Activities:
Payments of debt issuance costs	(91)	—	(821)
Proceeds from issuance of long-term debt	—	—	41,360
Repayment of long-term debt	—	—	(38,860)
Proceeds from exercises of stock options	298	2,435	690
Proceeds from the issuance of common stock	—	80,972	—
Payments of common stock offering issuance costs	—	(401)	—
Net Cash Provided by Financing Activities	207	83,006	2,369
Net (Decrease) Increase in Cash and Cash Equivalents	(23,801)	45,184	(26,751)
Cash and Cash Equivalents, Beginning of Period	94,141	48,957	75,708
Cash and Cash Equivalents, End of Period	$70,340	$94,141	$48,957
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,543	$3,304	$3,892
Transfer of inventory to property and equipment	250	601	—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$103	$273	$208
Reduction of accounts receivable in current and long-term note receivable	432	2,514	—

The accompanying notes are an integral part of these financial statements.

1.   DESCRIPTION OF BUSINESS

Neuronetics, Inc., or the Company, is a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from neurohealth disorders. The Company’s first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation, (“TMS”), to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system was cleared in 2008 by the United States Food and Drug Administration, (the “FDA”), to treat adult patients with major depressive disorder, (“MDD”), who have failed to achieve satisfactory improvement from prior antidepressant medication in the current episode. The Company intends to continue to pursue development of its NeuroStar Advanced Therapy System for additional indications.

COVID-19

The Company is monitoring the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact the Company’s customers, supply chain, employees and other business partners. While the Company experienced significant disruptions in the first quarter of 2022 and through the end of December 2021, from the COVID-19 pandemic, it is unable to predict the full impact that the COVID-19 pandemic may have on its financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets.

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

Liquidity

As of December 31, 2022, the Company had cash and cash equivalents of $70.3 million and an accumulated deficit of $345.9 million. The Company incurred negative cash flows from operating activities of $30.7 million, $28.0 million and $28.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company seeks to expand its sales and marketing initiatives to support its growth into existing and new markets and invest in additional research and development activities. The Company’s primary sources of capital to date have been from its initial public offering, private placements of its convertible preferred securities, borrowings under its credit facility, proceeds from its secondary public offering of common stock, and revenues from sales of its products. As of December 31, 2022, the Company had $35.0 million of borrowings outstanding under its credit facility, which matures in February 2025. Management believes that the Company’s cash and cash equivalents as of December 31, 2022 and anticipated revenues from sales of our products are sufficient to fund the Company’s operations for at least the next 12 months from the issuance of these financial statements.

2.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Updates (“ASUs”), promulgated by the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of financial statements in accordance with GAAP and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), requires the use of estimates and assumptions, based on judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Although management believes its estimates and assumptions are reasonable when made, they are based upon information available at the time they are made. Management evaluates the estimates and assumptions on an ongoing basis and, if necessary, makes adjustments. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions and given the subjective element of the estimates and assumptions made, actual results may differ from estimated results.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2022 and 2021, cash equivalents consisted of money market funds.

Concentrations of Credit Risk

The Company’s cash is held on deposit in demand accounts at a large financial institution in amounts in excess of the Federal Deposit Insurance Corporation (“FDIC”), insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category.

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

Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases. (“Topic 842”). The Company determines if an arrangement is a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment), and (2) the customer has the right to control the use of the identified asset.

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

For operating leases where the Company is the lessee, the right-of-use (“ROU”), asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. The ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Lease assets for sales-type leases where the Company is the lessor and ROU assets for operating leases where the Company is the lessee are periodically reduced by impairment losses. The Company uses the loans impairment guidance in ASC Subtopic 330-10, Receivables, and the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether a lease asset or a ROU asset, respectively, is impaired, and if so, the amount of the impairment loss to recognize. For the years ended December 31, 2022, and 2020 the Company did not recognize any impairment losses. The Company recognized $0.1 million in impairment losses which is included within Sales and marketing expense on the statement of operations for the year ended December 31, 2021.

The Company monitors for events or changes in circumstances that require a reassessment of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in profit or loss.

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

Software development costs relating to assets to be sold in the normal course of business are included in research and development and are expensed as incurred until technological feasibility is established. After technological feasibility is established, software development costs are capitalized. The Company uses an estimated useful life of two years for capitalized software and amortizes these costs beginning at the product release.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Impairment testing requires management to estimate the future net undiscounted cash flows of an asset using assumptions believed to be reasonable. Actual cash flows may differ from the estimates used in the impairment testing. If such assets are considered to be impaired, the Company recognizes an impairment loss when and to the extent that the estimated fair value of an asset is less than its carrying value. The Company has not recorded any impairment of its long-lived assets for the years ended December 31, 2022, 2021 and 2020.

Note Receivables

Note receivables are reported on the Company’s balance sheet at amortized cost basis. The Company recognizes interest income within other income, net within the statements of operations.

Note receivables are periodically reviewed to determine whether a note receivable is impaired, and if so, the amount of the impairment loss to recognize. For the year ended December 31, 2021, the Company recognized $0.1 million in impairment charges which is included within “Sales and marketing expense” on the statements of operations. For the year ended December 31, 2022 there were no impairment charges.

Deferred Debt Issuance Costs

The Company capitalizes direct costs incurred to obtain debt financing and amortizes these costs to interest expense over the term of the debt using the effective interest method. These costs are recorded as a debt discount and are netted against the related debt on the Company’s balance sheets.

Revenue Recognition

ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”) is principles-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

Performance Obligations

The unit of account for Topic 606 is the performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer or a series of distinct goods or services that are substantially the same and have the same pattern of transfer. A contract’s transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s contracts are comprised of the following performance obligations:

(1)	The NeuroStar TMS Therapy System (the “System”) which includes a chair, an electromagnet coil, a monitoring console and accessories. The various components are inputs that function together to deliver a combined output and together form one performance obligation (a NeuroStar Advanced Therapy System). Revenues from the sale of the System are satisfied at the point-in-time when shipped from our premises.
(2)	NeuroStar Treatment Session (the “Treatment Session”) is a single use consumable that is delivered via an encrypted activation code and is required in order for a clinician to perform TMS therapy. Revenues from the sale of the Treatment Sessions are satisfied at the point-in-time when delivered to the customer. The Company determined that sales of Treatment Sessions are not part of the enforceable rights and obligations of the System sales, except when sold with System sales.

(3)	Separately priced extended warranties and when-and-if-available upgrade rights are considered service-type warranties. Warranty services are considered stand-ready obligations satisfied over-time and recognized using a straight-line time-based measurement toward completion.
(4)	The System clinical and reimbursement training enable the clinician to provide patient treatment. The trainings are not required in order to operate the System but are required in order to receive a certification from the Company and accordingly are not essential to the functionality of other performance obligations. Training services are recognized at a point-in-time when training is complete, typically simultaneous to or near the time of delivery of the System.

In addition, the Company has determined that there are various perfunctory deliverables such as installation of the System, the technical support hotline and marketing materials which the Company does not separately recognize as revenue nor does the Company accrue the estimated cost of providing these goods and services because they are not material. The Company provides a one-year warranty on all new System sales which were determined to be assurance-type warranties and thus not considered a separate performance obligation. The Company accrues the cost of providing these warranties.

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

Distribution Agreement

The Company has an exclusive distribution agreement that began in October 2017 with a foreign entity for a period of 7 ½ years with two 2 year renewal options. As consideration for the right to be the sole distributor of the Company’s products and use of the Company’s intellectual property in the foreign territory, the distributor is required to make certain fixed milestone payments upon contract execution and regulatory approval. In addition, the distributor is required to make variable milestone payments depending upon regulatory reimbursement rates. Furthermore, the distributor is required to make certain minimum purchases based upon sales history and forecasts subject to a ceiling and floor. The Company assessed the potential performance obligations in this contract and concluded that the contract contained the following performance obligations:

●	Exclusive distribution and intellectual property license
●	NeuroStar TMS Therapy System
●	NeuroStar Treatment Session

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

Contract Balances

Payment terms typically require payment upon shipment of the System and additional payments as access codes are delivered, which can span several years after the System is first delivered and installed. The timing of revenue recognition compared to billings and cash collections typically results in accounts receivable. However, sometimes customer advances and deposits might be required for certain customers and are recorded as contract liabilities. Changes in the contract asset and liability balances during the years ended December 31, 2022 and 2021 were not materially impacted by any other factors.

As of December 31, 2022, the Company expects to recognize approximately the following percentages of deferred revenue by year:

Revenue
Year:	Recognition
2023	67%
2024	25%
2025	8%
2026	—%
2027	—%
Thereafter	—%
Total	100%

Revenue recognized for the years ended December 31, 2022 and 2021 that was included in the contract liability balance at the beginning of the year was $2.5 million and $1.9 million, respectively, and primarily represented revenue earned from separately priced extended warranties, rent-to-own revenue, milestone revenue, and clinical training.

Customers

Significant customers are those which represent more than 10% of the Company’s total revenue. For the years ended December 31, 2022, 2021 and 2020, one customer accounted for 17%, 20% and 22% respectively, of the Company’s revenue.

Accounts receivable outstanding related to the customer was $5.2 million and $2.5 million as of December 31, 2022 and 2021, respectively.

Geographical Information

The following geographic data includes revenue generated from the Company’s third-party distributors. The Company’s revenue was generated in the following geographic regions and by product line for the periods indicated (in thousands):

	Revenues by Geography
	Year Ended December 31,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$63,406	97%	$53,447	97%
International	1,800	3%	1,865	3%
Total revenues	$65,206	100%	$55,312	100%

	U.S. Revenues by Product Category
	Year Ended December 31,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$16,575	26%	$9,760	18%
Treatment sessions	45,077	71%	41,933	78%
Other	1,754	3%	1,754	4%
Total U.S. revenues	$63,406	100%	$53,447	100%

	International Revenues by Product Category
	Year Ended December 31,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$811	45%	$1,108	59%
Treatment sessions	354	20%	264	14%
Other	635	35%	493	27%
Total International revenues	$1,800	100%	$1,865	100%

	Revenues by Geography
	Year ended December 31,
	2021		2020
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$53,447	97%	$47,519	96%
International	1,865	3%	1,725	4%
Total revenues	$55,312	100%	$49,244	100%

	U.S. Revenues by Product Category
	Year ended December 31,
	2021		2020
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$9,760	18%	$11,094	23%
Treatment sessions	41,933	78%	34,852	73%
Other	1,754	4%	1,573	4%
Total U.S. revenues	$53,447	100%	$47,519	100%

	International Revenues by Product Category
	Year ended December 31,
	2021		2020
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$1,108	59%	$856	50%
Treatment sessions	264	14%	449	26%
Other	493	27%	420	24%
Total International revenues	$1,865	100%	$1,725	100%

Research and Development Expenses

Research and development activities are expensed as incurred. Costs incurred in obtaining technology licenses are charged immediately to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future uses.

Share-based Compensation

The Company recognizes the grant-date fair value of share-based awards issued as compensation as expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The fair value of restricted stock awards and restricted stock units is estimated at the time of grant, based on the grant date fair value of the Company’s common stock. The fair value of performance restricted stock units is estimated at the time of grant and is determined using a risk neutral Monte Carlo simulation valuation model, which requires the use of inputs and assumptions such as the fair value of the underlying common stock, risk free interest rate, and expected volatility. The performance restricted stock units generally vest based on appreciation of the Company’s common stock to a certain price as determined by the Company’s board of directors measured using a trailing 30-day volume weighted average price of a share of the Company’s common stock. The fair value of stock options is estimated at the time of grant using the Black-Scholes option pricing model, which requires the use of inputs and assumptions such as the fair value of the underlying common stock, exercise price of the option, expected term, risk-free interest rate, expected volatility and dividend yield.

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

The ASUs are effective for fiscal years beginning after December 15, 2022 for entities that are eligible to be defined by the SEC as a smaller reporting company. The Company is a smaller reporting company. The Company does not anticipate a material impact on its financial statements based on the instruments currently held and its historical trend of bad debt expense relating to trade accounts receivable.

Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a material impact, or potential material impact, to our financial statements.

5.   FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaids and other current assets, and accounts payable on the Company’s balance sheets approximated their fair values as of December 31, 2022 and 2021 due to their short-term nature. The carrying values of the Company’s current credit facility approximated its fair value as of December 31, 2022 and 2021 due to its variable interest rate. The carrying value of the Company’s note receivable approximated its fair value as of December 31, 2022 and 2021 due to its variable interest rate.

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

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as December 31, 2022 and 2021 (in thousands):

December 31, 2022
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$68,002	$68,002	$68,002	$—	$—

December 31, 2021
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$91,236	$91,236	$91,236	$—	$—

6.   ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Gross accounts receivable - trade	$15,239	$9,168
Less: Allowances for doubtful accounts	(1,648)	(1,462)
Accounts receivable, net	$13,591	$7,706

The following table presents a rollforward of the allowance for doubtful accounts (in thousands):

	Balance at	Bad Debt	Write-offs of	Balance at
	Beginning of	Expense	Uncollectible	End of
	Period	Recognized	Balances	Period
Year ended December 31, 2020	$(548)	(897)	433	$(1,012)
Year ended December 31, 2021	$(1,012)	(763)	313	$(1,462)
Year ended December 31, 2022	$(1,462)	(341)	155	$(1,648)

7.   PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

The following table presents the composition of property and equipment, net as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$462	$249
Office equipment	508	497
Computer equipment and software	1,758	1,598
Manufacturing equipment	343	341
Leasehold improvements	1,435	471
Rental equipment	542	601
Property and equipment, gross	5,048	3,757
Less: Accumulated depreciation	(3,057)	(2,537)
Property and equipment, net	$1,991	$1,220

As of December 31, 2022 and 2021, the Company had capitalized software costs, net of $3.6 million and $2.5 million, respectively, which are included in “Other assets” on the balance sheet.

Depreciation and amortization expense was $1.6 million, $1.1 million, and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

8.  NOTE RECEIVABLES

On September 29, 2021, the Company entered into an exclusive, five-year master sales agreement with Check Five, LLC d/b/a Success TMS (“Success TMS”). In connection with the Commercial Agreement, the Company agreed to loan Success TMS the principal amount of $10.0 million for a period of five years pursuant to a secured promissory note (the “Note”). The Note included interest at a floating rate equal to the prime rate plus 6.00% per annum and interest-only period through October 1, 2022, after which time Success TMS was required to make monthly payments of principal and interest.

On July 14, 2022, Success TMS repaid in full the Note with a cash payment of $10.5 million, which included all outstanding principal, prepayment premium and accrued but unpaid interest. The repayment extinguished the Note in its entirety and terminated the Subordination Agreement entered into by the Company.

Interest income recognized by the Company was $1.0 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively, and included within other income, net on the statement of operations.

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

The Company leases an approximately 9,600 square foot facility in Charlotte, North Carolina as a training facility for its NeuroStar Advanced Therapy Systems. The lease ends in September 2027. The Company has an option to extend the lease on its training facility for an additional one-year term; however, the Company has determined it is not reasonably certain to exercise the option at this time after assessing contract, asset, entity and market conditions present upon lease commencement.

Operating lease rent expense was $0.8 million, $0.7 million, and $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the weighted-average remaining lease term of operating leases was 5.0 years and the weighted-average discount rate was 7.2%.

The following table presents the supplemental cash flow information as a lessee related to leases for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended	Year ended
	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$892	$822
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$866

The following table sets forth by year the required future payments of operating lease liabilities as of December 31, 2022 (in thousands):

Year ended December 31, 2022
2023	$853
2024	875
2025	898
2026	921
2027	882
Thereafter	116
Total lease payments	4,545
Less imputed interest	(754)
Present value of operating lease liabilities	$3,791

Lessor sales-type leases:

Certain costumers have purchased NeuroStar Advanced Therapy Systems on a rent-to-own basis. The lease term is three or four years with a customer option to purchase the NeuroStar Advanced Therapy System at the end of the lease or automatic transfer of ownership of the NeuroStar Advanced Therapy System at the end of the lease.

The following table sets forth the profit recognized on sales-type leases (in thousands):

	Year ended December 31,
	2022	2021
Profit recognized at commencement, net	$478	$807
Interest income	—	—
Total sales-type lease income	$478	$807

The following table sets forth a maturity analysis of the undiscounted lease receivables related to sales-type leases as of December 31, 2022 (in thousands):

December 31,
2022
2023	$1,538
2024	824
2025	358
2026	40
2027	—
Total sales-type lease receivables	$2,760

As of December 31, 2022 and 2021, the carrying amount of the lease receivables is $2.8 million and $3.9 million, respectively. The Company does not have any unguaranteed residual assets.

Lessor operating leases:

NeuroStar Advanced Therapy Systems sold on a rent-to-own basis prior to January 1, 2019 are accounted for as operating leases. NeuroStar Advanced Therapy Systems sold subsequent to January 1, 2019 for which collection is not probable are also accounted for as operating leases. For the years ended December 31, 2022, 2021 and 2020, the Company recognized operating lease income of $0.2 million, $0.3 million and $0.4 million, respectively.

The Company maintained Rental Equipment, net of $0.5 million and $0.6 million, as of December 31, 2022 and 2021, respectively, which are included in “Property and equipment, net” on the balance sheet. Rental equipment depreciation expense was $0.10 million, $0.05 million and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

On the Company’s balance sheets, the current portion of capitalized contract costs is represented by the current portion of prepaid commission expense, while the long-term portion is included in prepaid commission expense. Amortization expense was $1.8 million and $1.3 million for the years ended December 31, 2022 and December 31, 2021, respectively, and presented within sales and marketing in the statements of operations.

11.   ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021
Compensation and related benefits	$11,201	$5,090
Consulting and professional fees	761	537
Research and development expenses	678	388
Sales and marketing expenses	410	268
Warranty	328	306
Sales and other taxes payable	659	664
Other	800	980
Accrued expenses	$14,837	$8,233

12.   DEBT

The following table presents the composition of debt as of December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021
Outstanding principal	$35,000	$35,000
Accrued final payment fees	1,925	1,925
Less debt discounts	(971)	(1,590)
Total debt, net	35,954	35,335
Less current portion	(13,125)	—
Long-term debt, net	$22,829	$35,335

For the year ended December 31, 2022, the Company recognized interest expense of $4.3 million, of which $3.6 million was cash and $0.7 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

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

The following table sets forth by year our required future principal payments under the term loan portion of the Solar Facility:

Principal
Year:	Payments
2023	$13,125
2024	17,500
2025	4,375
2026	—
2027	—
Total principal payments	$35,000

Solar Credit Facility

On March 2, 2020, the Company entered into a loan and security agreement with SLR Investment Corp. (formerly known as Solar Capital Ltd.), or (“Solar”), as collateral agent, and other lenders defined in the agreement, for a credit facility, or the Solar Facility, that replaced the Company’s previous $35.0 million credit facility with Oxford Finance LLC, or Oxford, and such facility, the Oxford Facility.

On March 2, 2020, the Company borrowed an aggregate amount of $35.0 million, which was the aggregate amount available under the term loan portion of the Solar Facility. The term loan portion of the Solar Facility matures, and all amounts borrowed thereunder are due, on February 28, 2025.

The term loan accrues interest from the date of borrowing through the date of repayment at a floating per annum rate of interest, which resets monthly and is equal to 7.65% plus the greater of (a) 1.66% or (b) the rate per annum rate published by the Intercontinental Exchange Benchmark Administration Ltd but was amended on February 15, 2022. The 2022 Solar Amendment (i) waived any default under the Solar Facility and Solar Amendment that resulted from the Company’s failure to comply with the minimum monthly trailing twelve months net product revenue financial covenant, beginning with the testing period for the calendar month ending December 31, 2021 and continuing to the execution date of the 2022 Solar Amendment; (ii) decreased the amount of trailing twelve months net product revenue that the Company is required to achieve for testing periods on and from the calendar month ending January 31, 2022 and (iii) modified the definition of interest only extension conditions to allow commencement of loan principal amortization under the Solar Facility to be extended to March 1, 2023.

In addition to the principal and interest payments due under the Solar Facility, the Company is required to pay a final payment fee to Solar due upon the earlier of prepayment, acceleration or the maturity date of the loan portion of the Solar Facility equal to 5.50% of the principal amount of the term loan actually funded. The Company is accruing the final payment fees using the effective interest rate, with a charge to non-cash interest expense, over the term of borrowing. If the Company prepays the loan prior to its scheduled maturity, the Company will also be required to pay prepayment fees to Solar equal to 1% of the principal amount of such term loan then-prepaid if prepaid after the second anniversary of funding of the principal amounts borrowed.

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

As of December 31, 2022, the Company is in compliance with all covenants in the Solar Facility.

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

Common Stock

The Company’s amended and restated certificate of incorporation as of December 31, 2020 authorized the issuance of 200.0 million shares of common stock, $0.01 par value per share, of which 27.3 million were issued and outstanding as of December 31, 2022.

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Shares of common stock issued	27,268	26,395
Shares of common stock reserved for issuance for:
Common stock warrants outstanding	61	75
Stock options outstanding	1,301	1,499
Restricted stock units outstanding	3,901	2,124
Shares available for grant under stock incentive plan	1,140	2,037
Shares available for sale under employee stock purchase plan	1,063	799
Total shares of common stock issued and reserved for issuance	34,734	32,929

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

Common Stock Warrants

The following table summarizes the Company’s outstanding common stock warrants as of December 31, 2022 and 2021 (in thousands):

December 31, 2022
Warrants
Outstanding
(in thousands)	Exercise Price	Expiration Date
20	$9.73	Aug-2023
20	$9.73	Mar-2024
21	$9.73	Dec-2024
61

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

The following potentially dilutive securities outstanding as of December 31, 2022, 2021 and 2020 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	December 31,
	2022	2021	2020
Stock options	1,301	1,499	2,365
Non-vested performance restricted stock units	395	395	—
Non-vested restricted stock units	3,506	1,729	1,860
Common stock warrants	61	75	105

15.   SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its statements of operations for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
Cost of revenues	$130	$79	$66
Sales and marketing	4,286	2,096	1,813
General and administrative	3,868	5,496	2,076
Research and development	462	198	449
Total	$8,746	$7,869	$4,404

2018 Equity Incentive Plan

In June 2018, the Company adopted the 2018 Equity Incentive Plan, or 2018 Plan, which authorized the issuance of up to 1.4 million shares, subject to an annual 4% increase based on the number of shares of common stock outstanding, in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. The amount and terms of grants are determined by the Company’s board of directors. All stock options granted to date have had exercise prices equal to the fair value, as determined by the closing price as reported by the Nasdaq Global Market, of the underlying common stock on the date of grant. The contractual term of stock options is up to 10 years, and stock options are exercisable in cash or as otherwise determined by the board of directors. Generally, stock options vest 25% upon the first anniversary of the date of grant and the remainder ratably monthly thereafter for 36 months. Restricted stock units generally vest ratably in three equal installments on the first, second and third anniversaries of the grant date. Performance restricted stock units (“PRSUs”) generally vest based on appreciation of the Company’s common stock to a certain price as determined by the Company’s board of directors measured using a trailing 30-day volume weighted average price of a share of the Company’s common stock. The fair value of the PRSU awards are determined using a risk neutral Monte Carlo simulation valuation model. As of December 31, 2022, there were 0.7 million shares available for future issuance under the 2018 Plan.

2020 Inducement Incentive Plan

In December 2020, the Company adopted the 2020 Inducement Incentive Plan, which authorized the issuance of up to 0.4 million shares in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock awards to eligible employees who satisfy the standards for inducement grants under Nasdaq global market rules. In March 2022, the Company’s board of directors approved an additional 0.5 million shares for issuance under the plan. An individual who previously served as an employee or director of the Company is not eligible to receive awards under this plan. The amount and terms of grants are determined by the Company’s board of directors. As of December 31, 2022, there were 0.4 million shares available for future issuance under the 2020 Inducement Incentive Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the years ended December 31, 2022, 2021 and 2020:

				Aggregate
	Number of	Weighted-	Weighted-	average
	Shares under	average	Remaining	Intrinsic
	Option	Exercise Price	Contractual	Value
	(in thousands)	per Option	Life (in years)	(in thousands)
Outstanding at December 31, 2019	2,415	$7.11
Granted	1,028	2.01
Exercised	(371)	1.86
Forfeited	(707)	10.76
Outstanding at December 31, 2020	2,365	4.62
Granted	—	—
Exercised	(698)	4.01
Forfeited	(168)	14.32
Outstanding at December 31, 2021	1,499	$4.01
Granted	—	$—
Exercised	(168)	$1.77
Forfeited	(30)	$13.81
Outstanding at December 31, 2022	1,301	$4.07	7.0	$5,001
Exercisable at December 31, 2022	869	$4.82	6.7	$3,022
Vested and expected to vest at December 31, 2022	1,301	$4.07	7.0	$5,001

The Company recognized share-based compensation expense related to stock options of $0.7 million, $0.8 million and $1.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there was $0.6 million of total unrecognized compensation cost related to non-vested stock options which the Company expects to recognize over a weighted-average period of 1.3 years. The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2020 was estimated at $1.09 per option. The Company did not grant stock options during the years ended December 31, 2022 and 2021. The total intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $0.2 million, $8.2 million, and $1.4 million, respectively.

For the year ended December 31, 2020 the grant-date fair value of stock options was estimated at the time of grant using the following weighted-average inputs and assumptions in the Black-Scholes option pricing model:

2020
Estimated fair value of common stock	$2.01
Exercise price	$2.01
Expected term (in years)	6.1
Risk-free interest rate	0.4%
Expected volatility	59.5%
Dividend yield	—%

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the Company’s restricted stock award, restricted stock unit and performance restricted stock unit activity for the years ended December 31, 2022, 2021 and 2020:

	Non-vested	Weighted-	Non-vested	Weighted-
	Restricted	average	Performance Restricted	average
	Stock Units	Grant-date	Stock Units	Grant-date
	(in thousands)	Fair Value	(in thousands)	Fair Value
Non-vested at December 31, 2019	245	$15.23	—	$—
Granted	2,307	3.18	500	1.71
Vested	(98)	13.24	—	—
Forfeited	(594)	5.24	—
Non-vested at December 31, 2020	1,860	3.58	500	1.71
Granted	1,008	11.51	145	15.59
Vested	(780)	3.63	(250)	1.77
Forfeited	(359)	7.86	—	—
Non-vested at December 31, 2021	1,729	$7.29	395	$6.77
Granted	2,902	$3.36	—	$—
Vested	(705)	$7.32	—	$—
Forfeited	(420)	$5.35	—	$—
Non-vested at December 31, 2022	3,506	$4.29	395	$6.77

The Company recognized share-based compensation expense related to restricted stock awards, restricted stock units and performance restricted stock units of $8.1 million, $7.1 million, and $2.7 million during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there was $8.7 million of unrecognized compensation cost related to non-vested restricted stock units and performance restricted stock units that the Company expects to recognize over a weighted-average period of 1.8 years. The total fair value at the vesting date of restricted stock awards, restricted stock units and performance restricted stock units vested during the years ended December 31, 2022, 2021 and 2020 was $2.5 million, $14.1 million, and $0.3 million, respectively.

The Company did not grant performance restricted stock units during the year ended December 31, 2022. For the years ended December 31, 2021 and 2020, the grant-date fair value of the performance restricted stock units was estimated at the time of grant using the following inputs and assumptions in the Monte Carlo simulation valuation model:

	2021	2020
Closing price of common stock	$15.92	$1.98
Risk-free interest rate	1.15%	0.63%
Expected volatility	99.7%	87.4%

16.   EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

The Company maintains a 401(k) defined contribution retirement plan which covers all of its employees. Employees are eligible to participate on the first of the month following their date of hire. Under the 401(k) plan, participating employees may defer up to 100% of their pre-tax salary but not more than statutory limits. As of December 31, 2022, the Company contributes 3% of employee salary to the participant’s defined contribution plan, which vests immediately. Employee contributions also vest immediately.

2018 Employee Stock Purchase Plan

In July 2018, the Company adopted the 2018 Employee Stock Purchase Plan, or 2018 ESPP, with an initial 0.2 million share reserve, subject to automatic annual increases on January 1st of each year for a period of up to ten years, as defined in the plan document. The purpose of the 2018 ESPP is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock of the Company. The 2018 ESPP provides the opportunity to purchase the Company’s common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. As of December 31, 2022, the Company had not yet approved any offering under the plan and 1.1 million shares were reserved for issuance.

17.   INCOME TAXES

The Company’s loss before income taxes was $37.2 million, $31.2 million, $27.5 million for the years ended December 31, 2022, 2021, and 2020, respectively, and was generated entirely in the United States. The Company did not record current or deferred income tax expense or benefit during the years ended December 31, 2022, 2021, and 2020.

A reconciliation of the statutory United States federal income tax rate to the Company’s effective tax rate is as follows:

	Tax Year ended December 31,
	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	(0.9)%	5.5%	3.5%
Nondeductible expenses	(2.3)%	10.6%	(0.8)%
Research and development credits	-%	—%	—%
Tax rate change and true-up	(1.5)%	0.8%	(1.6)%
Change in valuation allowance	(16.3)%	(37.9)%	(22.1)%
Effective income tax rate	—%	—%	—%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$76,013	$72,620
Research and development credits	3,008	3,008
Share-based compensation	2,273	2,111
Accruals	1,379	786
Interest expense	3,807	3,308
Lease Liability	929	1,024
Capitalized start-up costs	215	479
Capitalized R&D costs	2,165	—
Other temporary differences	1,000	1,050
Gross deferred tax assets	90,789	84,386
Less: Valuation allowance	(86,733)	(80,663)
Total deferred tax assets	$4,056	$3,723

Deferred tax liabilities:
Capitalized software	$(894)	$(753)
Right-of-use asset	(816)	(945)
Prepaid commission	(2,346)	(2,025)
Gross deferred tax liabilities	(4,056)	(3,723)
Net deferred taxes	$—	$—

In assessing the realizability of the net deferred tax asset, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company believes that it is more likely than not that the Company’s deferred income tax asset associated with its net operating losses will not be realized in the immediate future. As such, there is a full valuation allowance against the net deferred tax assets as of December 31, 2022 and 2021. The valuation allowance increased by $6.1 million and $11.8 million during the years ended December 31, 2022 and 2021, respectively, due primarily to the generation of net operating losses and the federal tax rate reduction during the periods. The changes in the valuation allowance were as follows (in thousands):

	Year ended December 31,
	2022	2021
Balance at the beginning of the year	$80,663	$68,856
Amounts charged to expense	6,070	11,807
Balance at the end of the year	$86,733	$80,663

The following table summarizes carryforwards of federal net operating losses and tax credits as of December 31, 2022 (in thousands):

		Expiration
	Amount	Beginning in
Federal net operating losses	$312,721	2023
State net operating losses	$197,281	2023
Research and development credits	$3,008	2023

Under the Tax Reform Act of 1986 (the “Act”), the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not done an analysis to determine whether or not ownership changes, as defined by the Act, have occurred since inception.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations. Due to net operating loss and tax credit carry forwards that remain unutilized, income tax returns for tax years from inception through 2021 remain subject to examination by the taxing jurisdictions.

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

In 2017, under the distribution agreement with Teijin, the Company received an upfront payment of $0.75 million and a milestone payment of $2.0 million following the Japanese Ministry of Health, Labour and Welfare’s, or JMHLW, approval of marketing the NeuroStar Advanced Therapy System for the treatment of MDD in Japan. In the second quarter of 2019, under the distribution agreement with Teijin, the Company earned a second milestone payment of $0.7 million, following Japan’s Central Social Insurance Medical Council (Chuikyo) approval of the recommendation by JMHLW’s expert review panel to provide reimbursement for NeuroStar Advanced Therapy for the treatment of MDD in adults. The reimbursement went into effect on June 1, 2019 and covers patients who are treated in the largest inpatient and outpatient psychiatric facilities in Japan at the rate of JPY12,000 per treatment session. These upfront and subsequent milestone payments have been deferred and are being recognized as revenue over the seven-and one-half year term of the agreement.

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

The Company entered into transition agreements outlining the separation with its former chief executive officer in March 2020, the vice president of medical operations in September 2020, and the chief commercial officer, vice president of commercial access and director of medical operations in December 2020, the VP of sales and five business development managers in January 2021, the director of strategic clinical development in February 2021, and the vice president of marketing in August 2021 and vice president of marketing in December 2022. In connection with these agreements, the Company recorded $0.6 million and $0.5 million of charges in salary, payroll tax and bonus expenses for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022 and 2021, $0.5 million and $1.3 million of termination benefits were paid associated with the termination of the employees and charged against this liability. As of December 31, 2022 and December 31, 2021, $0.3 million and $0.1 million, respectively, remain in accrued liabilities for the unpaid portion of the separation benefits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEURONETICS, INC.

By:	/s/ Keith J. Sullivan
Keith J. Sullivan
President, Chief Executive Officer and Director
Date:	March 7, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Keith J. Sullivan	President, Chief Executive Officer and Director	March 7, 2023
Keith J. Sullivan	(Principal Executive Officer)
/s/ Stephen Furlong	Executive VP, Chief Financial Officer and Treasurer	March 7, 2023
Stephen Furlong	(Principal Financial and Accounting Officer)
/s/ Robert Cascella	Director	March 7, 2023
Robert Cascella
/s/ John Bakewell	Director	March 7, 2023
John Bakewell
/s/ Sheryl Conley	Director	March 7, 2023
Sheryl Conley
/s/ Megan Rosengarten	Director	March 7, 2023
Megan Rosengarten
/s/ Wilfred Jaeger, M.D.	Director	March 7, 2023
Wilfred Jaeger, M.D.
/s/ Glenn Muir	Director	March 7, 2023
Glenn Muir
/s/ Joseph H. Capper	Director	March 7, 2023
Joseph H. Capper