Form 10-Q
period 2023-03-31
Neuronetics, Inc.
filed 2023-05-15
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number: 001-38546

NEURONETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1051425
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3222 Phoenixville Pike, Malvern, PA	19355
(Address of principal executive offices)	(Zip Code)
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

There were 28,500,652 shares of the registrant’s common stock outstanding as of May 11, 2023.

NEURONETICS, INC.

Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NEURONETICS, INC.

Balance Sheets

(Unaudited; In thousands, except per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$55,443	$70,340
Accounts receivable, net	9,452	13,591
Inventory	9,142	8,899
Current portion of net investments in sales-type leases	1,257	1,538
Current portion of prepaid commission expense	2,097	1,997
Current portion of note receivables	1,498	230
Prepaid expenses and other current assets	2,218	2,174
Total current assets	81,107	98,769
Property and equipment, net	1,990	1,991
Operating lease right-of-use assets	3,193	3,327
Net investments in sales-type leases	989	1,222
Prepaid commission expense	7,643	7,568
Long-term note receivable	5,189	362
Other assets	3,493	3,645
Total Assets	$103,604	$116,884
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,970	$2,433
Accrued expenses	7,440	14,837
Deferred revenue	1,891	1,980
Current portion of operating lease liabilities	829	824
Current portion of long-term debt, net	—	13,125
Total current liabilities	15,130	33,199
Long-term debt, net	36,641	22,829
Deferred revenue	671	829
Operating lease liabilities	2,817	2,967
Total Liabilities	55,259	59,824
Commitments and contingencies (Note 17)	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding on March 31, 2023 and December 31, 2022
Common stock, $0.01 par value: 200,000 shares authorized; 28,465 and 27,268 shares issued and outstanding on March 31, 2023 and December 31, 2022, respectively	285	273
Additional paid-in capital	404,472	402,679
Accumulated deficit	(356,412)	(345,892)
Total Stockholders' Equity	48,345	57,060
Total Liabilities and Stockholders’ Equity	$103,604	$116,884

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Operations

(Unaudited; In thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenues	$15,540	$14,181
Cost of revenues	4,144	3,485
Gross Profit	11,396	10,696
Operating expenses:
Sales and marketing	11,902	12,649
General and administrative	6,611	6,379
Research and development	2,790	1,803
Total operating expenses	21,303	20,831
Loss from operations	(9,907)	(10,135)
Other (income) expense:
Interest expense	1,253	978
Other income, net	(640)	(275)
Net Loss	$(10,520)	$(10,838)
Net loss per share of common stock outstanding, basic and diluted	$(0.38)	$(0.41)
Weighted-average common shares outstanding, basic and diluted	28,034	26,597

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Changes in Stockholders’ Equity

(Unaudited; In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	26,395	$264	$393,644	$(308,733)	$85,175
Share-based awards and options exercises	322	3	6	—	9
Share-based compensation expense	—	—	2,252	—	2,252
Net loss	—	—	—	(10,838)	(10,838)
Balance at March 31, 2022	26,717	$267	$395,902	$(319,571)	$76,598

Balance at December 31, 2022	27,268	$273	$402,679	$(345,892)	$57,060
Share-based awards and options exercises	1,197	12	(12)	—	—
Share-based compensation expense	—	—	1,805	—	1,805
Net loss	—	—	—	(10,520)	(10,520)
Balance at March 31, 2023	28,465	$285	$404,472	$(356,412)	$48,345

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Cash Flows

(Unaudited; In thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(10,520)	$(10,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	516	319
Share-based compensation	1,805	2,252
Non-cash interest expense	188	164
Changes in certain assets and liabilities:
Accounts receivable, net	(2,007)	(545)
Inventory	(243)	(1,021)
Net investments in sales-type leases	535	389
Prepaid commission expense	(175)	(295)
Prepaid expenses and other assets	131	801
Accounts payable	2,484	(2,226)
Accrued expenses	(7,680)	(447)
Deferred revenue	(247)	(735)
Net Cash Used in Operating Activities	(15,213)	(12,182)

Cash Flows from Investing Activities:
Purchases of property and equipment and capitalized software	(234)	(1,074)
Repayment of notes receivable	51	—
Net Cash Used in Investing Activities	(183)	(1,074)

Cash Flows from Financing Activities:
Payments of debt issuance costs	(801)	(57)
Proceeds from issuance of long-term debt	2,500	—
Repayment of long-term debt	(1,200)	—
Proceeds from exercises of stock options	—	9
Net Cash Provided by (Used in) Financing Activities	499	(48)
Net Decrease in Cash and Cash Equivalents	(14,897)	(13,304)
Cash and Cash Equivalents, Beginning of Period	70,340	94,141
Cash and Cash Equivalents, End of Period	$55,443	$80,837
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,064	$814
Transfer of inventory to property and equipment	—	33
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$52	$685
Reduction of accounts receivable in current and long-term note receivable	6,146	—

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

1.     DESCRIPTION OF BUSINESS

Neuronetics, Inc., or the Company, is a commercial stage medical technology company focused on designing, developing, and marketing products that improve the quality of life for patients who suffer from neurohealth disorders. The Company’s first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation, (“TMS”), to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system was cleared in 2008 by the United States Food and Drug Administration, (“ FDA”), to treat adult patients with major depressive disorder, (“MDD”), who have failed to achieve satisfactory improvement from prior antidepressant medication in the current episode. NeuroStar Advanced Therapy is also available in other parts of the world, including Japan, where it is listed under Japan’s national health insurance. The Company intends to continue to pursue development of its NeuroStar Advanced Therapy System for additional indications.

Liquidity

As of March 31, 2023, the Company had cash and cash equivalents of $55.4 million and an accumulated deficit of $356.4 million. The Company incurred negative cash flows from operating activities of $15.2 million for the three months ended March 31, 2023 and $30.7 million for the year ended December 31, 2022. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company continues to invest in sales, marketing and product development activities. The Company’s primary sources of capital to date have been proceeds from its initial public offering (“IPO”), private placements of its convertible preferred securities, borrowings under its credit facility, proceeds from its secondary public offering of common stock and revenues from sales of its products. As of March 31, 2023, the Company had $37.5 million of borrowings outstanding under its credit facility, which has a final maturity in March 2028. Management believes that the Company’s cash and cash equivalents as of March 31, 2023, and anticipated revenues from sales of its products are sufficient to fund the Company’s operations for at least the next 12 months from the issuance of these financial statements.

2.     BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles, (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification, (“ASC”), and Accounting Standards Updates, (“ ASUs”), promulgated by the Financial Accounting Standards Board, (“ FASB”).

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission, (the “SEC”), which permit reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying balance sheets and statements of operations and stockholders’ equity and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s Form 10-K

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

filed with the SEC on March 7, 2023, wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s complete summary of significant accounting policies can be found in “Note 3. Summary of Significant Accounting Policies” in the audited financial statements included in the Company’s Form 10-K filed with the SEC on March 7, 2023.

4.     RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Adopted by the Company

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

The Company adopted Topic 326 with an adoption date of January 1, 2023 using the modified retrospective approach. As a result, the Company changed its accounting policy for allowance for credit losses. The Company monitors accounts receivables and long term notes receivables and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events. The adoption did not have a material effect on the Company's financial statements.

Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our unaudited interim financial statements.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

5.     FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaids and other current assets, and accounts payable on the Company’s balance sheets approximated their fair values as of March 31, 2023 and December 31, 2022 due to their short-term nature. The carrying values of the Company’s credit facility approximated its fair value as of March 31, 2023 and December 31, 2022 due to its variable interest rate. The carrying value of the Company’s notes receivable approximated its fair value as of March 31, 2023 and December 31, 2022 due to its variable interest rate.

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

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2023 and December 31, 2022 (in thousands):

March 31, 2023
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$53,387	$53,387	$53,387	$—	$—

December 31, 2022
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$68,002	$68,002	$68,002	$—	$—

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

6.     ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Gross accounts receivable - trade	$11,372	$15,239
Less: Allowances for credit losses	(1,920)	(1,648)
Accounts receivable, net	$9,452	$13,591

7.     PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

The following table presents the composition of property and equipment, net as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Laboratory equipment	$493	$462
Office equipment	508	508
Computer equipment and software	1,874	1,758
Manufacturing equipment	343	343
Leasehold improvements	1,436	1,435
Rental equipment	542	542
Property and equipment, gross	5,196	5,048
Less: Accumulated depreciation	(3,206)	(3,057)
Property and equipment, net	$1,990	$1,991

As of March 31, 2023 and December 31, 2022, the Company had capitalized software costs, net of $3.4 million and $3.6 million, respectively, which are included in “Prepaid expenses and other current assets” and “Other assets” on the balance sheet.

Depreciation and amortization expense was $0.5 million and $0.3 million for the three months ended March 31, 2023 and 2022 respectively.

8.     NOTES RECEIVABLE

Greenbrook TMS Inc

On March 31, 2023, the Company entered into a Secured Promissory Note and Guaranty Agreement (the “Promissory Note”) with TMS Neurohealth Centers Inc. (the “Maker”) and Greenbrook TMS Inc. and its subsidiaries, excluding the Maker (the “Guarantors”), in the principal amount of $6.0 million for a period of four years.

The Promissory Note will bear interest at a rate equal to the sum of (a) the floating interest rate of daily secured overnight financing rate as administered by the Federal Reserve Bank of New York on its website (“SOFR”) plus (b) 7.65%.

Pursuant to the terms of the Promissory Note, in the event of an event of default thereunder, the Maker will be required to issue common share purchase warrants to the Company equal to (i) 200% of the unpaid amount of any delinquent amount or payment due and payable under the Promissory Note, together with all

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

outstanding and unpaid accrued interest, fees, charges and costs, divided by (ii) the exercise price of the warrants, which will represent a 20% discount to the 30-day volume-weighted average closing price of the Company’s common shares traded on the Nasdaq Stock Market (“Nasdaq”) prior to the date of issuance (subject to any limitations that may be required by Nasdaq).

Under the Promissory Note and related loan documents, the Maker and the Guarantors have granted to the Company a security interest in substantially all of the Maker and the Guarantors’ assets and the Guarantors have guaranteed the Maker’s obligations under the Promissory Note. The Company’s security interest pursuant to the Promissory Note and related loan documents ranks pari passu with the Maker’s senior lender, Madryn Fund Administration, LLC, and is subject to an intercreditor agreement.

Success TMS

On September 29, 2021, the Company entered into an exclusive, five-year master sales agreement with Check Five LLC doing business as Success TMS (“Success TMS”). In connection with the Commercial Agreement, the Company agreed to loan Success TMS the principal amount of $10.0 million for a period of five years pursuant to a secured promissory note (the “Note”). The Note included interest at a floating rate equal to the prime rate plus 6.00% per annum and interest-only period through October 1, 2022, after which time Success TMS was required to make monthly payments of principal and interest.

On July 14, 2022, Success TMS repaid in full the Note with a cash payment of $10.5 million, which included all outstanding principal, prepayment premium and accrued but unpaid interest. The repayment extinguished the Note in its entirety and terminated the Subordination Agreement entered into by the Company.

Interest income recognized by the Company was $0.6 million and $0.2 million for the three months ended March 31, 2023 and 2022 respectively.

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

Operating lease rent expense was $0.2 million for the three months ended March 31, 2023 and 2022. As of March 31, 2023, the weighted-average remaining lease term of operating leases was 4.8 years and the weighted-average discount rate was 7.2%.

The following table presents the supplemental cash flow information as a lessee related to leases (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$267	$216
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The following table sets forth by year the required future payments of operating lease liabilities (in thousands):

March 31, 2023
Remainder of 2023	$642
2024	875
2025	898
2026	921
2027	882
Thereafter	116
Total lease payments	4,334
Less imputed interest	(688)
Present value of operating lease liabilities	$3,646

Lessor sales-type leases:

Certain customers have purchased NeuroStar Advanced Therapy Systems on a rent-to-own basis. The lease term is three or four years with a customer option to purchase the NeuroStar Advanced Therapy System at the end of the lease or automatic transfer of ownership of the NeuroStar Advanced Therapy System at the end of the lease.

The following table sets forth the profit recognized on sales-type leases (in thousands):

	Three Months Ended March 31,
	2023	2022
Profit recognized at commencement, net	$—	$48
Interest income	—	—
Total sales-type lease income	$—	$48

The following table sets forth a maturity analysis of the undiscounted lease receivables related to sales-type leases (in thousands):

March 31,
2023
Remainder of 2023	$1,033
2024	824
2025	349
2026	40
2027	—
Total sales-type lease receivables	$2,246

As of March 31, 2023, the carrying amount of the lease receivables is $2.2 million. The Company does not have any unguaranteed residual assets.

Lessor operating leases:

NeuroStar Advanced Therapy Systems sold for which collection is not probable are accounted for as operating leases. For the three months ended March 31, 2023 and 2022, the Company recognized operating lease income of $0.04 million and $0.05 million, respectively.

The Company maintained rental equipment, net of $0.4 million as of March 31, 2023 and December 31, 2022, respectively, which are included in “Property and equipment, net” on the balance sheet. Rental equipment

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

depreciation expense was $0.02 million and $0.03 million for the three months ended March 31, 2023 and 2022, respectively.

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

On the Company’s balance sheets, the current portion of capitalized contract costs is represented by the current portion of prepaid commission expense, while the long-term portion is included in prepaid commission expense. Amortization expense was $0.5 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

11.     ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Compensation and related benefits	$3,952	$11,201
Consulting and professional fees	1,042	761
Research and development expenses	471	678
Sales and marketing expenses	316	410
Warranty	284	328
Sales and other taxes payable	674	659
Other	701	800
Accrued expenses	$7,440	$14,837

12.     DEFERRED REVENUE

Payment terms typically require payment upon shipment or installation of the NeuroStar Advanced Therapy System and additional payments as access codes for treatment sessions are delivered, which can span several years after the system is first delivered and installed. The timing of revenue recognition compared to billings and cash collections typically results in accounts receivable. However, sometimes customer advances and deposits may be required for certain customers and are recorded as contract liabilities (deferred revenue). For multi-year agreements, the Company generally invoices customers annually at the beginning of each annual coverage period and recognizes revenue over the term of the coverage period.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

As of March 31, 2023, the Company expects to recognize approximately the following percentages of deferred revenue by year:

Revenue
Year:	Recognition
Remainder of 2023	61%
2024	29%
2025	9%
2026	1%
Total	100%

Revenue recognized for the three months ended March 31, 2023 and 2022 that was included in the contract liability balance at the beginning of the year was $0.9 million and $1.4 million, respectively, and primarily represented revenue earned from separately priced extended warranties, customer deposits, milestone revenue, and clinical training.

Customers

Significant customers are those that represent more than 10% of the Company’s total revenue. For the period ended March 31, 2023 and 2022, one customer accounted for 18% of the Company’s revenue.

Accounts receivable outstanding related to the customer was $1.0 million and $5.2 million as of March 31, 2023 and December 31, 2022, respectively.

Geographical information

The following geographic data includes revenue generated from the Company’s third-party distributors. The Company’s revenue was generated in the following geographic regions and by product line for the periods indicated (in thousands):

	Revenues by Geography
	Three Months Ended March 31,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$14,964	96%	$13,517	95%
International	576	4%	664	5%
Total revenues	$15,540	100%	$14,181	100%

	U.S. Revenues by Product Category
	Three Months Ended March 31,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy system	$3,850	26%	$3,642	27%
Treatment sessions	10,643	71%	9,469	70%
Other	471	3%	406	3%
Total U.S. revenues	$14,964	100%	$13,517	100%

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

	International Revenues by Product Category
	Three Months Ended March 31,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$259	45%	$313	47%
Treatment sessions	184	32%	170	26%
Other	133	23%	181	27%
Total international revenues	$576	100%	$664	100%

13.     DEBT

The following table presents the composition of debt as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Outstanding principal	$37,500	$35,000
Accrued final payment fees	1,856	1,925
Less debt discounts	(2,715)	(971)
Total debt, net	36,641	35,954
Less current portion	—	(13,125)
Long-term debt, net	$36,641	$22,829

For the three months ended March 31, 2023, the Company recognized interest expense of $1.3 million, of which $1.1 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

Solar Credit Facility

Solar Facility Fourth Amendment

On March 29, 2023, the Company entered into a fourth Amendment (the “Amendment”) to the Loan and Security Agreement (the “Solar Facility”) with SLR Investment Corp. (formerly known as Solar Capital Ltd.) (“Solar”), as collateral agent and other lenders as defined in the agreement (“the Lenders”). The Amendment amends the Loan and Security Agreement, dated March 2, 2020, by and among the Company, and the Lenders, as previously amended.

The Solar Facility permits the Company to borrow up to $60.0 million in three tranches of term loans, a “Term A Loan” in an aggregate amount of $35.0 million, a “Term B Loan” (collectively with the Term A Loan, the “Loans”) in an aggregate amount of $2.5 million, and an uncommitted “Term C Facility” in an aggregate principal amount equal to $22.5 million in the sole and absolute discretion of the Lenders and subject to the Lenders’ credit approval. On March 29, 2023, the Company borrowed an aggregate amount of $2.5 million under the Term B Loan. The Term A Loan was fully drawn prior to the effectiveness of the Amendment. The maturity date of the Loans is March 29, 2028. Prior to the effectiveness of the Amendment, the maturity date of the Term A Loan was February 28, 2025.

The Loans accrue interest from the date of borrowing through the date of repayment at a floating per annum rate of interest, which resets monthly and is equal to the greater of 5.65% plus (a) 3.95% or (b) Daily Simple SOFR for a term of one month. Only interest is required to be paid on the Loans until March 1, 2026. Prior to the effectiveness of the Amendment, the interest only period with respect to the Term A Loan expired on

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

March 1, 2023. Commencing April 1, 2026, the Company will be required to make monthly payments of principal and interest on the Loans.

In addition to the principal and interest payments due under the Solar Facility, the Company is required to pay a final payment fee to Solar due upon the earlier of prepayment, acceleration or the maturity date of the Loans equal to 4.95% of the principal amount of the term loans actually funded. If the Company prepays the Loans prior to their respective scheduled maturities, the Company will also be required to pay prepayment fees to Solar equal to 3% of the principal amount of such term loan then-prepaid if prepaid on or before the first anniversary of the Amendment, 2% of the principal amount of such term loan then-prepaid if prepaid after the first anniversary and on or before the second anniversary of the Amendment, or 1% of the principal amount of such term loan then-prepaid if prepaid after the second anniversary of the Amendment.

The Company is also required to pay Solar an exit fee upon the occurrence of (a) any liquidation, dissolution or winding up of the Company, (b) any transaction that results in a person obtaining control over the Company, (c) the Company achieving $100 million in trailing twelve-month net product revenue or (d) the Company achieving $125 million in trailing twelve-month net product revenue. The exit fee for liquidation, dissolution, winding up or change of control of the Company is equal to 2.00% of the principal amount of the term loans actually funded. The exit fee for achieving either $100 million or $125 million in trailing twelve-month net product revenue is equal to 1.00% of the principal amount of the term loans actually funded or, if both net product revenue milestones are achieved, 2.00% of the principal amount of the term loans actually funded. The exit fee is capped at 2.00% of the principal amount of the term loans actually funded.

In connection with entering into the Amendment and pursuant to the prepayment provisions of the previous Solar facility, the company paid Solar a final payment fee of $1.2 million on March 29, 2023.

As of March 31, 2023, the Company is in compliance with all covenants in the Solar Facility and is projected to be in compliance with the covenants going forward.

14.     COMMON STOCK

Common Stock

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Shares of common stock issued	28,465	27,268
Shares of common stock reserved for issuance for:
Common stock warrants outstanding	61	61
Stock options outstanding	1,291	1,301
Restricted stock units outstanding	3,648	3,901
Shares available for grant under stock incentive plans	1,244	1,140
Shares available for sale under employee stock purchase plan	1,335	1,063
Total shares of common stock issued and reserved for issuance	36,044	34,734

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

Common Stock Warrants

The following table summarize the Company’s outstanding common stock warrants as of March 31, 2023, and December 31, 2022:

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

A net loss cannot be diluted, so when the Company is in a net loss position, basic and diluted loss per common share are the same. If in the future the Company achieves profitability, the denominator of a diluted earnings per common share calculation will include both the weighted-average number of shares outstanding and the number of common stock equivalents, if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents potentially include warrants, stock options, non-vested restricted stock units and non-vested performance restricted stock units (“PRSUs”) using the treasury stock method, along with the effect, if any, from the potential conversion of outstanding securities, such as convertible preferred stock.

The following potentially dilutive securities outstanding as of March 31, 2023 and 2022 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	March 31,
	2023	2022
Stock options	1,291	1,488
Non-vested PRSUs	395	395
Non-vested restricted stock units	3,253	3,666
Common stock warrants	61	75

16.     SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its statements of operations for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$37	$25
Sales and marketing	642	1,135
General and administrative	967	1,009
Research and development	159	83
Total	$1,805	$2,252

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

2018 Equity Incentive Plan

In June 2018, the Company adopted the 2018 Equity Incentive Plan, ( the “2018 Plan”), which authorized the issuance of up to 1.4 million shares, subject to an annual 4% increase based on the number of shares of common stock outstanding, in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. The amount and terms of grants are determined by the Company’s board of directors. All stock options granted to date have had exercise prices equal to the fair value, as determined by the closing price as reported by the Nasdaq Global Market, of the underlying common stock on the date of grant. The contractual term of stock options is up to 10 years, and stock options are exercisable in cash or as otherwise determined by the board of directors. Generally, stock options vest 25% upon the first anniversary of the date of grant and the remainder ratably monthly thereafter for 36 months. Restricted stock units generally vest ratably in three equal installments on the first, second and third anniversaries of the grant date. PRSUs generally vest based on appreciation of the Company’s common stock to a certain price as determined by the Company’s board of directors measured using a trailing 30-day volume weighted average price of a share of the Company’s common stock. The fair value of the PRSU awards are determined using a risk neutral Monte Carlo simulation valuation model. As of March 31, 2023, there were 0.8 million shares available for future issuance under the 2018 Plan.

2020 Inducement Incentive Plan

In December 2020, the Company adopted the 2020 Inducement Incentive Plan (the “2020 Plan”), which authorized the issuance of up to 0.4 million shares, subject to increase by approval of the Company’s board of directors, in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock awards to eligible employees who satisfy the standards for inducement grants under Nasdaq Global Market rules. In March 2022, the Company’s board of directors approved an additional 0.5 million shares for the issuance under the 2020 Plan. An individual who previously served as an employee or director of the Company is not eligible to receive awards under the 2020 Plan. The amount and terms of grants are determined by the Company’s board of directors. As of March 31, 2023, there were 0.4 million shares available for future issuance under the 2020 Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2023:

			Weighted-	Aggregate
	Number of	Weighted-	average	average
	Shares under	average	Remaining	Intrinsic
	Option	Exercise Price	Contractual	Value
	(in thousands)	per Option	Life (in years)	(in thousands)
Outstanding at December 31, 2022	1,301	$4.07
Granted	—	$—
Exercised	—	$—
Forfeited	(10)	$12.57
Outstanding at March 31, 2023	1,291	$4.66	6.7	$873
Exercisable at March 31, 2023	937	$4.00	6.5	$563
Vested and expected to vest at March 31, 2023	1,291	$4.66	6.7	$873

The Company recognized share-based compensation expense related to stock options of $0.1 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was $0.4 million of total unrecognized compensation cost related to non-vested stock options which the Company expects to recognize over a weighted-average period of 1.1 years.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

For the three months ended March 31, 2023 the Company did not grant stock options.

Restricted Stock Units and PRSUs

The following table summarizes the Company’s restricted stock unit and PRSU activity for March 31, 2023:

	Non-vested	Weighted-	Non-vested	Weighted-
	Restricted	average	PRSUs	average
	Stock Units	Grant-date		Grant-date
	(in thousands)	Fair Value	(in thousands)	Fair Value
Non-vested at December 31, 2022	3,506	$4.29	395	$6.77
Granted	1,110	$5.83	—	$—
Vested	(1,197)	$4.61	—	$—
Forfeited	(166)	$5.09	—	$—
Non-vested at March 31, 2023	3,253	$4.66	395	$6.77

The Company recognized $1.7 million and $2.1 million in share-based compensation expense related to the restricted stock units and PRSUs for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was $12.9 million of unrecognized compensation cost related to non-vested restricted stock units and PRSUs, which the Company expects to recognize over a weighted-average period of 2.2 years. The total fair value at the vesting date of restricted stock units and PRSUs vested during the three months ended March 31, 2023, was $7.1 million.

The Company did not grant PRSUs during the three months ended March 31, 2023.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with our unaudited interim financial statements and related notes thereto included elsewhere herein. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “ExchangeAct”). All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, without limitation, risks and uncertainties related to: our ability to achieve or sustain profitable operations due to our history of losses; our reliance on the sale and usage of our NeuroStar Advanced Therapy System to generate revenues; the scale and efficacy of our salesforce; availability of coverage and reimbursement from third-party payors for treatments using our products; physician and patient demand for treatments using our products; developments in respect of competing technologies and therapies for the indications that our products treat; product defects; our ability to obtain and maintain intellectual property protection for our technology; developments in clinical trials or regulatory review of NeuroStar Advanced Therapy System for additional indications; developments in regulation in the United States and other applicable jurisdictions; and the impacts on our operational and budget plans due to inflation. For a discussion of these and other related risks, please refer to our recent SEC filings which are available on the SEC’s website at www.sec.gov. These forward-looking statements are based on our expectations and assumptions as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no duty or obligation to update any forward-looking statements contained in this Quarterly Report on Form 10-Q as a result of new information, future events or changes in our expectations.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC, on March 7, 2023. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

We are a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from neurohealth disorders. Our first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses TMS to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the FDA to treat adult patients with MDD that have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. NeuroStar Advanced Therapy is also available in other parts of the world, including Japan, where it is listed under Japan’s national health insurance. NeuroStar Advanced Therapy is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We believe we are the market leader in TMS therapy based on over 150,310 global patients treated with over 5.5 million of our treatment sessions through such date. We generated revenues of $15.5 million and $14.2 million for the three months ended March 31, 2023 and 2022, respectively.

We designed the NeuroStar Advanced Therapy System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of other treatment options. We generate revenues from initial capital sales of our systems, recurring treatment sessions and service and repair and extended warranty contracts. We derive the majority of our revenues from recurring treatment sessions. For the three months ended March 31, 2023, revenues from sales of our treatment sessions and NeuroStar Advanced Therapy Systems represented 71% and 26% of our U.S. revenues, respectively.

We currently sell our NeuroStar Advanced Therapy System and recurring treatment sessions in the United States with the collaborative support of our 200 employees as of March 31, 2023. Our sales force targets an estimated 50,000 psychiatrists across 26,000 psychiatric practices in the United States, based on a 2020 data set from Symphony Health and our own internal estimates that treat approximately 42% of the total MDD patients in the United States who meet our labeled indication and are insured. Some of our customers have and may purchase more than one NeuroStar Advanced Therapy System. Based on our commercial data, we believe our customers can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients. We believe our customers can generate approximately $8,500 of average revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We have a diverse customer base, including psychiatrists in group psychiatric practices, pain management physicians and other medical professionals in the United States. For the three months ended March 31, 2023, one customer accounted for more than 10% of our revenues.

We market our products in a few select markets outside the United States through independent distributors. International revenues represented 4% and 5% of our total revenues for the three months ended March 31, 2023 and 2022, respectively. In October 2017, we entered into an exclusive distribution agreement with Teijin Pharma Limited (“Teijin”), for the distribution of our NeuroStar Advanced Therapy Systems and treatment sessions to customers who will treat patients with MDD in Japan. We received regulatory approval for our system in Japan in September 2017 and we received the initial reimbursement of JPY 12,000 per treatment session, which went into effect on June 1, 2019. We expect our international revenues to increase over time as a percentage of our total revenues as we grow system placements and utilization in Japan.

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

Our total revenues an increase by $1.3 million, or 10%, from $14.2 million for the three months ended March 31, 2022 to $15.5 million for the three months ended March 31, 2023. For the three months ended March 31, 2023, our U.S. revenues were $15.0 million compared to $13.5 million for three months ended March 31, 2022, which represents an increase of 11% period over period. The increase was primarily attributable to an increase in U.S. NeuroStar Advanced Therapy System sales period over period. We incurred net losses of $10.5 million for the three months ended March 31, 2023 compared to net losses of $10.8 million for the three months ended March 31, 2022. We expect to continue to incur losses for the next several years as we invest in our commercial organization to support our planned sales growth and while continuing to invest in our pipeline indications. As of March 31, 2023, we had an accumulated deficit of $356.4 million.

Global Economic Conditions

We are continuing to closely monitor macroeconomic impacts, including, but not limited to, developments affecting financial institutions and potential recessionary pressures, on our business, results of operations and financial results.

We are monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, including SVB, being closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver on March 10, 2023, Signature Bank being closed by its New York State Department of Financial Services on March 12, 2023, and other financial institutions. Despite the steps taken to date by U.S. agencies to protect depositors, the follow-on effects of the events surrounding the SVB and Signature Bank failures and pressure on other banks are unknown, and could include failures of other financial institutions to which we may encounter direct or indirect exposure. The extent of such impacts is uncertain, and there may be additional risks that we have not yet identified. We continue to monitor the situation on U.S. financial institutions and potential impact on our business.

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

We refer you to the section titled “Critical Accounting Policies and Use of Estimates—Revenue Recognition” appearing in our Form 10-K filed with the SEC on March 7, 2023. We also refer you to “Note 3. Summary of Significant Accounting Policies.”

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, including salaries and related benefits, share-based compensation and travel expenses, for employees in executive, finance, information technology (“IT”), legal and human resource functions. General and administrative expenses also include the cost of insurance, outside legal fees, accounting and other consulting services, audit fees from our independent registered public accounting firm, board of directors’ fees and other administrative costs, such as corporate facility costs, including rent, utilities, depreciation and maintenance not otherwise included in cost of revenues.

We anticipate that our general and administrative expenses will remain flat compared to our 2022 expenses.

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

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

	Three Months Ended
	March 31,		Increase / (Decrease)
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$15,540	$14,181	$1,359	10%
Cost of revenues	4,144	3,485	659	19%
Gross Profit	11,396	10,696	700	7%
Gross Margin	73.3%	75.4%

Operating expenses:
Sales and marketing	11,902	12,649	(747)	(6)%
General and administrative	6,611	6,379	232	4%
Research and development	2,790	1,803	987	55%
Total operating expenses	21,303	20,831	472	2%
Loss from Operations	(9,907)	(10,135)	228	2%
Other (income) expense:
Interest expense	1,253	978	275	28%
Other income, net	(640)	(275)	(365)	133%
Net Loss	$(10,520)	$(10,838)	$318	3%

	Revenues by Geography
	Three Months Ended March 31,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$14,964	96%	$13,517	95%
International	576	4%	664	5%
Total revenues	$15,540	100%	$14,181	100%

	U.S. Revenues by Product Category
	Three Months Ended March 31,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$3,850	26%	$3,642	27%
Treatment sessions	10,643	71%	9,469	70%
Other	471	3%	406	3%
Total U.S. revenues	$14,964	100%	$13,517	100%

	U.S. NeuroStar Advanced Therapy System
	Revenues by Type
	Three Months Ended March 31,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar capital	$3,649	95%	$3,485	96%
Operating lease	39	1%	67	2%
Other	162	4%	90	2%
Total United States NeuroStar Advanced Therapy System revenues	$3,850	100%	$3,642	100%

Revenues

Total revenue for the three months ended March 31, 2023 was $15.5 million, an increase of 10% compared to the three months ended March 31, 2022 revenue of $14.2 million. During the quarter, total U.S. revenue increased by 11% and international revenue decreased by 13% over the prior year quarter. The U.S. growth was driven by an increase in NeuroStar Advanced Therapy System and treatment session sales. The decline in international revenue was due to a decrease in NeuroStar Advanced Therapy System sales and treatment session sales.

U.S. NeuroStar Advanced Therapy System revenue for the three months ended March 31, 2023 was $3.9 million, an increase of 6% compared to the three months ended March 31, 2022 revenue of $3.6 million. For the three months ended March 31, 2023 and 2022, the Company sold 49 and 45 systems, respectively.

U.S. treatment session revenue for the three months ended March 31, 2023 was $10.6 million, an increase of 12% compared to the three months ended March 31, 2022 revenue of $9.5 million. The revenue growth was primarily driven by an increase in treatment session volume over the prior year quarter due to the impact of the spike in COVID-19 Omicron variant infections and related business and government responses in January and February 2022.

Cost of Revenues and Gross Margin

Cost of revenues increased by $0.6 million, or 19%, from $3.5 million for the three months ended March 31, 2022 to $4.1 million for the three months ended March 31, 2023. Gross margin decreased from 75.4% for the three months ended March 31, 2022 to 73.3% for the three months ended March 31, 2023. The decrease was primarily a result of increased sales volume of our NeuroStar Advanced Therapy System sales and the change in product mix, as well as an increase in capitalized software amortization expense associated with the latest product release.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $0.7 million, or 6%, from $12.6 million for the three months ended March 31, 2022 to $11.9 million for the three months ended March 31, 2023. The decrease was primarily due to a reduction in marketing initiative related costs, including trade shows, digital paid media costs and market research, and sales personnel expenses related to salary, benefits, commissions and share-based compensation incurred in the current period versus the prior year quarter.

General and Administrative Expenses

General and administrative expenses increased by $0.2 million, or 4%, from $6.4 million for the three months ended March 31, 2022 to $6.6 million for the three months ended March 31, 2023. The increase was primarily due to planned increases in IT personnel expenses and legal cost in the current period versus the prior year quarter.

Research and Development Expenses

Research and development expenses increased by $1.0 million, or 55%, from $1.8 million for the three months ended March 31, 2022 to $2.8 million for the three months ended March 31, 2023. The increase in research and development was primarily due to lower capitalization of product development costs related to certain of the Company’s software project costs in addition to an increase in quality assurance costs in the current period versus the prior year quarter.

Interest Expense

Interest expense increased by $0.3 million, or 28%, from $1.0 million for the three months ended March 31, 2022 to $1.3 million for the three months ended March 31, 2023 due to increase in interest rate.

Other Income, Net

Other income, net increased by $0.3 million from $0.3 million for the three months ended March 31, 2022 to $0.6 million for the three months ended March 31, 2023, primarily as a result of increased interest income earned on the Company’s money market accounts.

Liquidity and Capital Resources

Overview

As of March 31, 2023, we had cash and cash equivalents of $55.4 million and an accumulated deficit of $356.4 million, compared to cash and cash equivalents of $70.4 million and an accumulated deficit of $345.9 million as of December 31, 2022. We incurred negative cash flows from operating activities of $15.2 million and $12.2 million for the three months ended March 31, 2023 and 2022, respectively. We have incurred operating losses since our inception, and we anticipate that our operating losses will lessen in the near term as we adjust our sales and marketing initiatives, research and development activities and other corporate initiatives. The Company’s primary sources of capital to date have been proceeds from its IPO, private placements of its convertible preferred securities, borrowings under its credit facility, proceeds from its secondary public offering of common stock and revenues from sales of its products. As of March 31, 2023, the Company had $37.5 million of borrowings outstanding under its credit facility, which has a final maturity in March 2028. Management believes that the Company’s cash and cash equivalents as of March 31, 2023 and anticipated revenues from sales of its products are sufficient to fund the Company’s operations for at least 12 months from the issuance of these financial statements.

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

As of March 31, 2023, there were no significant changes to our material cash requirements as set forth in our Form 10-K, filed with the SEC on March 7, 2023.

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net Cash Used in Operating Activities	$(15,213)	$(12,182)
Net Cash Used in Investing Activities	(183)	(1,074)
Net Cash Provided by (Used in) Financing Activities	499	(48)
Net (Decrease) in Cash and Cash Equivalents	$(14,897)	$(13,304)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $15.2 million, consisting primarily of a net loss of $10.5 million and a decrease in net operating liabilities of $7.2 million, partially offset by non-cash charges of $2.5 million. The decrease in net operating liabilities was primarily due to decreases in our accrued expenses as a result of the 2023 payment of the 2022 bonus compensation accrued as of December 31, 2022. Non-cash charges consisted of depreciation and amortization, non-cash interest expense and share-based compensation.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 and 2022 was $0.2 million and $1.1 million, respectively. Net cash used in investing activities for the three months ended March 31, 2023 was primarily due to repayment of notes receivables and purchases of property and equipment and capitalized software costs. Net cash used in investing activities for the three months ended March 31, 2022 was due to purchases of property and equipment and capitalized software costs.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 was $0.5 million and primarily consisted of the additional debt net of the final payment and amendment fee paid in connection with the Solar Fourth Amendemnet . Net cash used in financing activities for the three months ended March 31, 2022 was $0.05 million and primarily consisted of the amendment fee paid in relation to the third amendment to the Solar Facility.

Indebtedness

Refer to Note 13. Debt in our unaudited financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q for information regarding the Solar Facility.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from complying with new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable.

Recent Accounting Pronouncements

We refer you to Note 3. Summary of Significant Accounting Policies and Note 4. Recent Accounting Pronouncements in Notes to Interim Financial Statements located in Part I – FINANCIAL INFORMATION, Item 1. Financial Statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We refer you to the information described in the “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2023. There have been no material changes to our market risk described therein.

We continue to monitor inflationary factors, such as increases in our cost of revenues and operating expenses that may adversely affect our operating results. Although we do not believe inflation has had a material impact on our financial condition, results of operations or cash flows to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin or decrease our operating expenses as a percentage of our revenues if the selling prices of our products do not increase as much or more than our costs increase.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and our Principal Financial and

Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings.

We are subject from time to time to various claims and legal actions arising during the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 1A.     Risk Factors.

You should carefully consider the information described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2023. There have been no material changes to the risk factors described therein.

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

10.1◊

Fourth Amendment to Loan and Security Agreement, dated March 29, 2023, by and among SLR Investment Corp. (formerly known as Solar Capital Ltd.), as collateral agent, the lenders listed on the signature pages thereto, and Neuronetics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2023).

10.2◊

Secured Promissory Note and Guaranty Agreement, dated March 31, 2023, by and among TMS Neurohealth Centers Inc., as maker, Greenbrook TMS Inc. and its subsidiaries, excluding TMS Neurohealth Centers Inc., as guarantors, and Neuronetics, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 4, 2023).

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
**

This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C Section 1350 and is not being filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEURONETICS, INC.
(Registrant)
Date: May 15, 2023	By:	/s/ Keith J. Sullivan
	Name:	Keith J. Sullivan
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
Date: May 15, 2023	By:	/s/ Stephen Furlong
	Name:	Stephen Furlong
	Title:	EVP, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)