Form 10-Q
period 2023-06-30
Neuronetics, Inc.
filed 2023-08-08
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number: 001-38546

NEURONETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1051425
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3222 Phoenixville Pike, Malvern, PA	19355
(Address of principal executive offices)	(Zip Code)
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

There were 28,873,388 shares of the registrant’s common stock outstanding as of August 2, 2023.

NEURONETICS, INC.

Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NEURONETICS, INC.

Balance Sheets

(Unaudited; In thousands, except per share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$45,905	$70,340
Accounts receivable, net	13,145	13,591
Inventory	8,871	8,899
Current portion of net investments in sales-type leases	1,072	1,538
Current portion of prepaid commission expense	2,204	1,997
Current portion of notes receivable	1,975	230
Prepaid expenses and other current assets	4,504	2,174
Total current assets	77,676	98,769
Property and equipment, net	2,108	1,991
Operating lease right-of-use assets	3,056	3,327
Net investments in sales-type leases	859	1,222
Prepaid commission expense	7,980	7,568
Long-term notes receivable	4,671	362
Other assets	4,042	3,645
Total Assets	$100,392	$116,884
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,143	$2,433
Accrued expenses	8,375	14,837
Deferred revenue	1,674	1,980
Current portion of operating lease liabilities	834	824
Current portion of long-term debt, net	—	13,125
Total current liabilities	15,026	33,199
Long-term debt, net	36,713	22,829
Deferred revenue	513	829
Operating lease liabilities	2,663	2,967
Total Liabilities	54,915	59,824
Commitments and contingencies (Note 17)	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding on June 30, 2023, and December 31, 2022
Common stock, $0.01 par value: 200,000 shares authorized; 28,813 and 27,268 shares issued and outstanding on June 30, 2023, and December 31, 2022, respectively	288	273
Additional paid-in capital	406,502	402,679
Accumulated deficit	(361,313)	(345,892)
Total Stockholders' Equity	45,477	57,060
Total Liabilities and Stockholders’ Equity	$100,392	$116,884

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Operations

(Unaudited; In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$17,610	$16,329	$33,150	$30,510
Cost of revenues	4,836	4,039	8,980	7,524
Gross Profit	12,774	12,290	24,170	22,986
Operating expenses:
Sales and marketing	11,559	13,685	23,461	26,334
General and administrative	6,200	6,356	12,812	12,734
Research and development	2,364	2,045	5,154	3,849
Total operating expenses	20,123	22,086	41,427	42,917
Loss from operations	(7,349)	(9,796)	(17,257)	(19,931)
Other (income) expense:
Interest expense	1,144	1,000	2,396	1,978
Other income, net	(3,592)	(374)	(4,232)	(649)
Net Loss	$(4,901)	$(10,422)	$(15,421)	$(21,260)
Net loss per share of common stock outstanding, basic and diluted	$(0.17)	$(0.39)	$(0.54)	$(0.80)
Weighted-average common shares outstanding, basic and diluted	28,590	26,787	28,316	26,692

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Changes in Stockholders’ Equity

(Unaudited; In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	26,395	$264	$393,644	$(308,733)	$85,175
Share-based awards and options exercises	322	3	6	—	9
Share-based compensation expense	—	—	2,252	—	2,252
Net loss	—	—	—	(10,838)	(10,838)
Balance at March 31, 2022	26,717	$267	$395,902	$(319,571)	$76,598
Share-based awards and options exercises	139	1	42	—	43
Share-based compensation expense	—	—	2,203	—	2,203
Net loss	—	—	—	(10,422)	(10,422)
Balance at June 30, 2022	26,856	$268	$398,147	$(329,993)	$68,422

Balance at December 31, 2022	27,268	$273	$402,679	$(345,892)	$57,060
Share-based awards and options exercises	1,197	12	(12)	—	—
Share-based compensation expense	—	—	1,805	—	1,805
Net loss	—	—	—	(10,520)	(10,520)
Balance at March 31, 2023	28,465	$285	$404,472	$(356,412)	$48,345
Share-based awards and options exercises	348	3	(3)	—	—
Share-based compensation expense	—	—	2,033	—	2,033
Net loss	—	—	—	(4,901)	(4,901)
Balance at June 30, 2023	28,813	$288	$406,502	$(361,313)	$45,477

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Cash Flows

(Unaudited; In thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(15,421)	$(21,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,004	657
Allowance for credit losses	(266)	328
Share-based compensation	3,838	4,455
Non-cash interest expense	322	340
Cost of rental units purchased by customers	—	92
Changes in certain assets and liabilities:
Accounts receivable, net	(5,456)	(4,013)
Inventory	(7)	(840)
Net investments in sales-type leases	828	102
Prepaid commission expense	(620)	(610)
Prepaid expenses and other assets	(2,762)	1,517
Accounts payable	1,577	(2,256)
Accrued expenses	(6,462)	1,451
Deferred revenue	(622)	(1,095)
Net Cash Used in Operating Activities	(24,047)	(21,132)

Cash Flows from Investing Activities:
Purchases of property and equipment and capitalized software	(938)	(2,040)
Repayment of notes receivable	113	—
Net Cash Used in Investing Activities	(825)	(2,040)

Cash Flows from Financing Activities:
Payments of debt issuance costs	(863)	(90)
Proceeds from issuance of long-term debt	2,500	—
Repayment of long-term debt	(1,200)	—
Proceeds from exercises of stock options	—	52
Net Cash Provided by (Used in) Financing Activities	437	(38)
Net Decrease in Cash and Cash Equivalents	(24,435)	(23,210)
Cash and Cash Equivalents, Beginning of Period	70,340	94,141
Cash and Cash Equivalents, End of Period	$45,905	$70,931
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,075	$1,638
Transfer of inventory to property and equipment	36	219
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$134	$308
Reduction of accounts receivable in current and long-term notes receivable	6,330	—

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

1.     DESCRIPTION OF BUSINESS

Neuronetics, Inc. (the “Company”) is a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from neurohealth disorders. The Company’s first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation (“TMS”) to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system was cleared in 2008 by the United States (“U.S.”) Food and Drug Administration (the “FDA”) to treat adult patients with major depressive disorder (“MDD”) who have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. The NeuroStar Advanced Therapy System is also available in other parts of the world, including Japan, where it is listed under Japan’s national health insurance. The Company intends to continue to pursue development of the NeuroStar Advanced Therapy System for additional indications.

Liquidity

As of June 30, 2023, the Company had cash and cash equivalents of $45.9 million and an accumulated deficit of $361.3 million. The Company incurred negative cash flows from operating activities of $24.0 million for the six months ended June 30, 2023 and $30.7 million for the year ended December 31, 2022. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company continues to invest in sales, marketing and product development activities. The Company’s primary sources of capital to date have been proceeds from its initial public offering (“IPO”), private placements of its convertible preferred securities, borrowings under its credit facility, proceeds from its secondary public offering of common stock and revenues from sales of its products. As of June 30, 2023, the Company had $37.5 million of borrowings outstanding under its credit facility, which has a final maturity in March 2028. Management believes that the Company’s cash and cash equivalents as of June 30, 2023, and anticipated revenues from sales of its products are sufficient to fund the Company’s operations for at least the next 12 months from the issuance of these financial statements.

2.     BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) promulgated by the Financial Accounting Standards Board (“FASB”).

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”), which permit reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying balance sheets and statements of operations and stockholders’ equity and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes that the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s Form 10-K filed with the SEC on March 7, 2023, wherein a more complete discussion of significant accounting policies and certain other information can be found.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

Use of Estimates

The preparation of financial statements in accordance with GAAP and the rules and regulations of the SEC requires the use of estimates and assumptions, based on judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Although management believes that its estimates and assumptions are reasonable when made, they are based upon information available at the time they are made. Management evaluates the estimates and assumptions on an ongoing basis and, if necessary, makes adjustments. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions, and given the subjective element of the estimates and assumptions, actual results may differ materially from estimated results.

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

ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, was issued to provide entities that have certain instruments within the scope of ASC 326 with an option to irrevocably elect the fair value option under ASC 825-10, Financial Instruments - Overall, applied on an instrument-by-instrument basis for eligible instruments. ASU 2019-10, Topic 326, Topic 815, and Topic 842 amend the mandatory effective date for Topic 326.

The Company adopted Topic 326 with an adoption date of January 1, 2023 using the modified retrospective approach. As a result, the Company changed its accounting policy for allowance for credit losses. The Company monitors accounts receivable and long term notes receivable and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events. The adoption did not have a material effect on the Company's financial statements.

Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our unaudited interim financial statements.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

5.     FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaids and other current assets, and accounts payable on the Company’s balance sheets approximated their fair values as of June 30, 2023 and December 31, 2022 due to their short-term nature. The carrying values of the Company’s credit facility approximated its fair value as of June 30, 2023 and December 31, 2022 due to its variable interest rate. The carrying value of the Company’s notes receivable approximated its fair value as of June 30, 2023 and December 31, 2022 due to its variable interest rate.

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

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as of June 30, 2023 and December 31, 2022 (in thousands):

June 30, 2023
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$44,241	$44,241	$44,241	$—	$—

December 31, 2022
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$68,002	$68,002	$68,002	$—	$—

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

6.     ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Gross accounts receivable - trade	$14,365	$15,239
Less: Allowances for credit losses	(1,220)	(1,648)
Accounts receivable, net	$13,145	$13,591

7.     PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

The following table presents the composition of property and equipment, net as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Laboratory equipment	$630	$462
Office equipment	510	508
Computer equipment and software	1,902	1,758
Manufacturing equipment	417	343
Leasehold improvements	1,442	1,435
Rental equipment	577	542
Property and equipment, gross	5,478	5,048
Less: Accumulated depreciation	(3,370)	(3,057)
Property and equipment, net	$2,108	$1,991

As of June 30, 2023 and December 31, 2022, the Company had capitalized software costs, net of $3.6 million, which are included in “Prepaid expenses and other current assets” and “Other assets” on the balance sheet.

Depreciation and amortization expense was $0.5 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and $1.0 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively.

8.     NOTES RECEIVABLE

Greenbrook TMS Inc.

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

Pursuant to the terms of the Promissory Note, in the event of an event of default thereunder, the Maker will be required to issue common share purchase warrants to the Company equal to (i) 200% of the unpaid amount of any delinquent amount or payment due and payable under the Promissory Note, together with all outstanding and unpaid accrued interest, fees, charges and costs, divided by (ii) the exercise price of the

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

warrants, which will represent a 20% discount to the 30-day volume-weighted- average closing price of Greenbrook TMS Inc.’s common shares traded on the Nasdaq Stock Market (“Nasdaq”) prior to the date of issuance (subject to any limitations that may be required by Nasdaq).

Under the Promissory Note and related loan documents, the Maker and the Guarantors have granted to the Company a security interest in substantially all of the Maker’s and the Guarantors’ assets and the Guarantors have guaranteed the Maker’s obligations under the Promissory Note. The Company’s security interest pursuant to the Promissory Note and related loan documents ranks pari passu with the Maker’s senior lender, Madryn Fund Administration, LLC, and is subject to an intercreditor agreement.

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

Interest income recognized by the Company was $0.6 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively.

Interest income recognized by the Company was $1.2 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively.

	June 30,	December 31,
	2023	2022
Current portion of notes receivable	$2,015	$230
Long-term notes receivable	4,793	362
Less: Allowances for credit losses	(162)	—
Notes receivable, net	$6,646	$592

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

Operating lease rent expense was $0.2 million for the three months ended June 30, 2023 and 2022, and $0.4 million for the six months ended June 30, 2023 and 2022. As of June 30, 2023, the weighted-average remaining lease term of operating leases was 4.6 years and the weighted-average discount rate was 7.2%.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The following table presents the supplemental cash flow information as a lessee related to leases (in thousands):

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$521	$425

The following table sets forth by year the required future payments of operating lease liabilities (in thousands):

June 30, 2023
Remainder of 2023	$428
2024	875
2025	898
2026	921
2027	882
Thereafter	116
Total lease payments	4,120
Less imputed interest	(623)
Present value of operating lease liabilities	$3,497

Lessor sales-type leases:

Certain customers have purchased NeuroStar Advanced Therapy Systems on a rent-to-own basis. The lease term is three or four years with a customer option to purchase the NeuroStar Advanced Therapy System at the end of the lease or automatic transfer of ownership of the NeuroStar Advanced Therapy System at the end of the lease.

The following table sets forth the profit recognized on sales-type leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Profit recognized at commencement, net	$47	$373	$47	$420
Interest income	—	—	—	—
Total sales-type lease income	$47	$373	$47	$420

The following table sets forth a maturity analysis of the undiscounted lease receivables related to sales-type leases (in thousands):

June 30,
2023
Remainder of 2023	$610
2024	851
2025	376
2026	67
2027	27
Total sales-type lease receivables	$1,931

As of June 30, 2023, the carrying amount of the lease receivables is $1.9 million. The Company does not have any unguaranteed residual assets.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

Lessor operating leases:

NeuroStar Advanced Therapy Systems sold for which collection is not probable are accounted for as operating leases. For the three months ended June 30, 2023 and 2022, the Company recognized operating lease income of $0.04 million and $0.05 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recognized operating lease income of $0.1 million and $0.1 million, respectively.

The Company maintained rental equipment, net of $0.4 million as of June 30, 2023 and December 31, 2022, respectively, which are included in “Property and equipment, net” on the balance sheet. Rental equipment depreciation expense was $0.02 million for the three months ended June 30, 2023 and 2022, and $0.04 million and $0.05 million for the six months ended June 30, 2023 and 2022, respectively.

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

On the Company’s balance sheets, the current portion of capitalized contract costs is represented by the current portion of prepaid commission expense, while the long-term portion is included in prepaid commission expense. Amortization expense was $0.6 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, and $1.1 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively.

11.     ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Compensation and related benefits	$4,884	$11,201
Consulting and professional fees	648	761
Research and development expenses	337	678
Sales and marketing expenses	822	410
Warranty	224	328
Sales and other taxes payable	701	659
Other	759	800
Accrued expenses	$8,375	$14,837

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

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

As of June 30, 2023, the Company expects to recognize approximately the following percentages of deferred revenue by year:

Revenue
Year:	Recognition
Remainder of 2023	47%
2024	42%
2025	10%
2026	1%
Total	100%

Revenue recognized for the six months ended June 30, 2023 and 2022 that was included in the contract liability balance at the beginning of the year was $1.4 million and $1.8 million, respectively, and primarily represented revenue earned from separately priced extended warranties, customer deposits, milestone revenue, and clinical training.

Customers

Significant customers are those that represent more than 10% of the Company’s total revenue. For the three months ended June 30, 2023 and 2022, one customer accounted for 14% and 20% of the Company’s revenue, respectively. For the six months ended June 30, 2023 and 2022, one customer accounted for 16% and 19% of the Company’s revenue, respectively.

Accounts receivable outstanding related to the customer was $2.0 million and $5.2 million as of June 30, 2023 and December 31, 2022, respectively.

Geographical information

The following geographic data includes revenue generated from the Company’s third-party distributors. The Company’s revenue was generated in the following geographic regions and by product line for the periods indicated (in thousands):

	Revenues by Geography
	Three Months Ended June 30,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
U.S.	$17,289	98%	$16,132	99%
International	321	2%	197	1%
Total revenues	$17,610	100%	$16,329	100%

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

	U.S. Revenues by Product Category
	Three Months Ended June 30,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$4,489	26%	$4,382	27%
Treatment sessions	12,314	71%	11,295	70%
Other	486	3%	455	3%
Total U.S. revenues	$17,289	100%	$16,132	100%

	International Revenues by Product Category
	Three Months Ended June 30,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$56	18%	$52	26%
Treatment sessions	126	39%	14	7%
Other	139	43%	131	67%
Total international revenues	$321	100%	$197	100%

	Revenues by Geography
	Six Months Ended June 30,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
U.S.	$32,253	97%	$29,648	97%
International	897	3%	862	3%
Total revenues	$33,150	100%	$30,510	100%

	U.S. Revenues by Product Category
	Six Months Ended June 30,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$8,339	26%	$8,024	27%
Treatment sessions	22,957	71%	20,763	70%
Other	957	3%	861	3%
Total U.S. revenues	$32,253	100%	$29,648	100%

	International Revenues by Product Category
	Six Months Ended June 30,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$314	35%	$364	42%
Treatment sessions	310	35%	184	21%
Other	273	30%	314	37%
Total International revenues	$897	100%	$862	100%

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

13.     DEBT

The following table presents the composition of debt as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Outstanding principal	$37,500	$35,000
Accrued final payment fees	1,856	1,925
Less debt discounts	(2,643)	(971)
Total debt, net	36,713	35,954
Less current portion	—	(13,125)
Long-term debt, net	$36,713	$22,829

For the three months ended June 30, 2023, the Company recognized interest expense of $1.1 million, of which $1.0 million was cash and $0.1 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees. For the three months ended June 30, 2022, the Company recognized interest expense of $1.0 million, of which $0.8 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

For the six months ended June 30, 2023, the Company recognized interest expense of $2.4 million, of which $2.1 million was cash and $0.3 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees. For the six months ended June 30, 2022, the Company recognized interest expense of $2.0 million, of which $1.7 million was cash and $0.3 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

Solar Credit Facility

Solar Facility Fourth Amendment

On March 29, 2023, the Company entered into a fourth amendment (the “Solar Fourth Amendment”) to the Loan and Security Agreement dated March 2, 2020 with SLR Investment Corp. (formerly known as Solar Capital Ltd.) (“Solar”), as collateral agent and other lenders as defined in the agreement (the “Lenders”; such agreement, as amended, the “Solar Facility”).

The Solar Facility permits the Company to borrow up to $60.0 million in three tranches of term loans, a “Term A Loan” in an aggregate amount of $35.0 million, a “Term B Loan” (collectively with the Term A Loan, the “Loans”) in an aggregate amount of $2.5 million, and an uncommitted “Term C Facility” in an aggregate principal amount equal to $22.5 million in the sole and absolute discretion of the Lenders and subject to the Lenders’ credit approval. On March 29, 2023, the Company borrowed an aggregate amount of $2.5 million under the Term B Loan. The Term A Loan was fully drawn prior to the effectiveness of the Solar Fourth Amendment. The maturity date of the Loans is March 29, 2028. Prior to the effectiveness of the Solar Fourth Amendment, the maturity date of the Term A Loan was February 28, 2025.

The Loans accrue interest from the date of borrowing through the date of repayment at a floating per annum rate of interest, which resets monthly and is equal to the greater of 5.65% plus (a) 3.95% or (b) daily simple SOFR for a term of one month. Only interest is required to be paid on the Loans until March 1, 2026. Prior to the effectiveness of the Solar Fourth Amendment, the interest only period with respect to the Term A Loan expired on March 1, 2023. Commencing April 1, 2026, the Company will be required to make monthly payments of principal and interest on the Loans.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

In addition to the principal and interest payments due under the Solar Facility, the Company is required to pay a final payment fee to Solar due upon the earlier of prepayment, acceleration or the maturity date of the Loans equal to 4.95% of the principal amount of the term loans actually funded. If the Company prepays the Loans prior to their respective scheduled maturities, the Company will also be required to pay prepayment fees to Solar equal to 3% of the principal amount of such term loan then-prepaid if prepaid on or before the first anniversary of the Solar Fourth Amendment, 2% of the principal amount of such term loan then-prepaid if prepaid after the first anniversary and on or before the second anniversary of the Solar Fourth Amendment, or 1% of the principal amount of such term loan then-prepaid if prepaid after the second anniversary of the Solar Fourth Amendment.

The Company is also required to pay Solar an exit fee upon the occurrence of (a) any liquidation, dissolution or winding up of the Company, (b) any transaction that results in a person obtaining control over the Company, (c) the Company achieving $100 million in trailing twelve-month net product revenue or (d) the Company achieving $125 million in trailing twelve-month net product revenue. The exit fee for liquidation, dissolution, winding up or change of control of the Company is equal to 2% of the principal amount of the term loans actually funded. The exit fee for achieving either $100 million or $125 million in trailing twelve-month net product revenue is equal to 1% of the principal amount of the term loans actually funded or, if both net product revenue milestones are achieved, 2% of the principal amount of the term loans actually funded. The exit fee is capped at 2% of the principal amount of the term loans actually funded.

In connection with entering into the Solar Fourth Amendment and pursuant to the prepayment provisions of the previous Solar facility, the company paid Solar a final payment fee of $1.2 million on March 29, 2023.

As of June 30, 2023, the Company is in compliance with all covenants in the Solar Facility and is projected to be in compliance with the covenants going forward.

14.     COMMON STOCK

Common Stock

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Shares of common stock issued	28,813	27,268
Shares of common stock reserved for issuance for:
Common stock warrants outstanding	61	61
Stock options outstanding	1,277	1,301
Restricted stock units outstanding	3,707	3,901
Shares available for grant under stock incentive plans	904	1,140
Shares available for sale under employee stock purchase plan	1,335	1,063
Total shares of common stock issued and reserved for issuance	36,097	34,734

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

Common Stock Warrants

The following table summarize the Company’s outstanding common stock warrants as of June 30, 2023, and December 31, 2022:

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

The following potentially dilutive securities outstanding as of June 30, 2023 and 2022 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	June 30,
	2023	2022
Stock options	1,277	1,428
Non-vested PRSUs	395	395
Non-vested restricted stock units	3,312	3,881
Common stock warrants	61	75

16.     SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its statements of operations for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$36	$34	$72	60
Sales and marketing	713	1,049	1,356	2,183
General and administrative	1,115	1,002	2,082	2,011
Research and development	169	118	328	201
Total	$2,033	$2,203	$3,838	$4,455

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

2018 Equity Incentive Plan

In June 2018, the Company adopted the 2018 Equity Incentive Plan, (the “2018 Plan”), which authorized the issuance of up to 1.4 million shares, subject to an annual 4% increase based on the number of shares of common stock outstanding, in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. The amount and terms of grants are determined by the Company’s board of directors. All stock options granted to date have had exercise prices equal to the fair value, as determined by the closing price as reported by the Nasdaq Global Market, of the underlying common stock on the date of grant. The contractual term of stock options is up to 10 years, and stock options are exercisable in cash or as otherwise determined by the Company’s board of directors. Generally, stock options vest 25% upon the first anniversary of the date of grant and the remainder ratably monthly thereafter for 36 months. Restricted stock units generally vest ratably in three equal installments on the first, second and third anniversaries of the grant date. PRSUs generally vest based on appreciation of the Company’s common stock to a certain price as determined by the Company’s board of directors measured using a trailing 30-day volume-weighted-average price of a share of the Company’s common stock. The fair value of the PRSU awards are determined using a risk neutral Monte Carlo simulation valuation model. As of June 30, 2023, there were 0.6 million shares available for future issuance under the 2018 Plan.

2020 Inducement Incentive Plan

In December 2020, the Company adopted the 2020 Inducement Incentive Plan (the “2020 Plan”), which authorized the issuance of up to 0.4 million shares, subject to increase by approval of the Company’s board of directors, in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock awards to eligible employees who satisfy the standards for inducement grants under Nasdaq Global Market rules. In March 2022, the Company’s board of directors approved an additional 0.5 million shares for the issuance under the 2020 Plan. An individual who previously served as an employee or director of the Company is not eligible to receive awards under the 2020 Plan. The amount and terms of grants are determined by the Company’s board of directors. As of June 30, 2023, there were 0.3 million shares available for future issuance under the 2020 Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2023:

			Weighted-	Aggregate
	Number of	Weighted-	average	average
	Shares under	average	Remaining	Intrinsic
	Option	Exercise Price	Contractual	Value
	(in thousands)	per Option	Life (in years)	(in thousands)
Outstanding at December 31, 2022	1,301	$4.07
Granted	—	$—
Exercised	—	$—
Forfeited	(24)	$13.15
Outstanding at June 30, 2023	1,277	$3.90	6.5	$161
Exercisable at June 30, 2023	996	$4.41	6.4	$115
Vested and expected to vest at June 30, 2023	1,277	$3.90	6.5	$161

The Company recognized share-based compensation expense related to stock options of $0.1 million for the three months ended June 30, 2023 and 2022, and $0.3 million for the six months ended June 30, 2023 and 2022. As of June 30, 2023, there was $0.3 million of total unrecognized compensation cost related to non-vested stock options which the Company expects to recognize over a weighted-average period of 1.0 years.

For the six months ended June 30, 2023 the Company did not grant stock options.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

Restricted Stock Units and Performance Restricted Stock Units

The following table summarizes the Company’s restricted stock unit and PRSU activity for June 30, 2023:

	Non-vested	Weighted-	Non-vested	Weighted-
	Restricted	average	PRSUs	average
	Stock Units	Grant-date		Grant-date
	(in thousands)	Fair Value	(in thousands)	Fair Value
Non-vested at December 31, 2022	3,506	$4.29	395	$6.77
Granted	1,543	$4.91	—	$—
Vested	(1,545)	$4.43	—	$—
Forfeited	(192)	$5.00	—	$—
Non-vested at June 30, 2023	3,312	$4.48	395	$6.77

The Company recognized $1.9 million and $2.0 million in share-based compensation expense related to the restricted stock units and PRSUs for the three months ended June 30, 2023 and 2022, respectively, and $3.6 million and $4.1 million the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was $12.0 million of unrecognized compensation cost related to non-vested restricted stock units and PRSUs, which the Company expects to recognize over a weighted-average period of 2.0 years. The total fair value at the vesting date of restricted stock units and PRSUs vested during the six months ended June 30, 2023, was $8.0 million.

The Company did not grant PRSUs during the six months ended June 30, 2023.

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

19.     GOVERNMENT ASSISTANCE

Employee Retention Credit

The Coronavirus Aid, Relief and Economic Security Act provided an Employee Retention Credit (“ERC”), which was a refundable tax credit related to certain payroll taxes. The Company applies the grant model and determined the criteria for recognition of the ERC was met during the quarter ended June 30, 2023 based on the Company’s determination of eligibility and filing of the ERC claim. As of June 30, 2023, the Company recorded a $2.9 million receivable within prepaid expenses and other current assets on the Company’s

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

balance sheet. The credit is reported within other income, net in the Company’s statements of operations for the three and six months ended June 30, 2023.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with our unaudited interim financial statements and related notes thereto included elsewhere herein. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, without limitation, risks and uncertainties related to: our ability to achieve or sustain profitable operations due to our history of losses; our reliance on the sale and usage of our NeuroStar Advanced Therapy System to generate revenues; the scale and efficacy of our salesforce; availability of coverage and reimbursement from third-party payors for treatments using our products; physician and patient demand for treatments using our products; developments in respect of competing technologies and therapies for the indications that our products treat; product defects; our ability to obtain and maintain intellectual property protection for our technology; developments in clinical trials or regulatory review of the NeuroStar Advanced Therapy System for additional indications; developments in regulation in the U.S. and other applicable jurisdictions; and the impacts on our operational and budget plans due to inflation. For a discussion of these and other related risks, please refer to our recent SEC filings which are available on the SEC’s website at www.sec.gov, including those described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10 K filed with the SEC, on March 7, 2023. These forward-looking statements are based on our expectations and assumptions as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no duty or obligation to update any forward-looking statements contained in this Quarterly Report on Form 10-Q as a result of new information, future events or changes in our expectations.

Overview

We are a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from neurohealth disorders. Our first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses TMS to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the FDA to treat adult patients with MDD who have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. The NeuroStar Advanced Therapy System is also available in other parts of the world, including Japan, where it is listed under Japan’s national health insurance. The NeuroStar Advanced Therapy System is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We believe we are the market leader in TMS therapy based on over 156,235 global patients treated with over 5.6 million of our treatment sessions through June 30, 2023. We generated revenues of $17.6 million and $16.3 million for the three months ended June 30, 2023 and 2022, respectively, and $33.2 million and $30.5 million for the six months ended June 30, 2023 and 2022, respectively.

We designed the NeuroStar Advanced Therapy System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of other treatment options. We generate revenues from initial capital sales of our systems, recurring treatment sessions and service and repair and extended warranty contracts. We derive the majority of our revenues from recurring treatment sessions. For the three months ended June 30, 2023 revenues from sales of our treatment sessions and NeuroStar Advanced Therapy Systems represented 71% and 26% of our U.S. revenues, respectively and for the six months ended June 30, 2022 revenue from sales of our treatment sessions and NeuroStar Therapy Systems represented 70% and 27%, respectively, of our U.S. revenue, respectively.

We currently sell our NeuroStar Advanced Therapy System and recurring treatment sessions in the U.S. with the collaborative support of our 209 employees as of June 30, 2023. Our sales force targets an estimated 50,000 psychiatrists across 26,000 psychiatric practices in the U.S., based on a 2020 data set from Symphony Health and our own internal estimates that treat approximately 42% of the total MDD patients in the U.S. who meet our labeled indication and are insured. Some of our customers have purchased or may purchase more than one NeuroStar Advanced Therapy System. Based on our commercial data, we believe our customers can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients. We believe our customers can generate approximately $8,500 of average revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We have a diverse customer base, including psychiatrists in group psychiatric practices, pain management physicians and other medical professionals in the U.S. For the three and six months ended June 30, 2023, one customer accounted for more than 10% of our revenues.

We market our products in a few select markets outside the U.S. through independent distributors. International revenues represented 2% and 1% of our total revenues for the three months ended June 30, 2023 and 2022, respectively, and 3% for the six months ended June 30, 2023 and 2022. In October 2017, we entered into an exclusive distribution agreement with Teijin Pharma Limited (“Teijin”), for the distribution of our NeuroStar Advanced Therapy Systems and treatment sessions to customers who treat patients with MDD in Japan. We received regulatory approval for our system in Japan in September 2017 and we received the initial reimbursement of JPY 12,000 per treatment session, which went into effect on June 1, 2019.

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

Our total revenues increased by $1.3 million, or 8%, from $16.3 million for the three months ended June 30, 2022 to $17.6 million for the three months ended June 30, 2023 and increased by $2.6 million, or 9%, from $30.5 million for the six months ended June 30, 2022 to $33.2 million for the six months ended June 30, 2023. For the three and six months ended June 30, 2023, our U.S. revenues were $17.3 million and $32.3 million, respectively, compared to $16.1 million and $29.6 million for three and six months ended June 30, 2022, respectively, which represents an increase of 7% and 9%, respectively, period over period. The increase was primarily attributable to an increase in U.S NeuroStar Advanced Therapy System sales period over period. We incurred net losses of $4.9 million and $15.4 million for the three and six months ended June 30, 2023 compared to net losses of $10.4 million and $21.3 million for three and six months ended June 30, 2022. We expect to continue to incur losses for the next several years as we invest in our commercial organization to support our planned sales growth and while continuing to invest in our pipeline indications. As of June 30, 2023, we had an accumulated deficit of $361.3 million.

Global Economic Conditions

We are continuing to closely monitor macroeconomic impacts, including, but not limited to, developments affecting financial institutions and potential recessionary pressures, on our business, results of operations and financial results.

Components of Our Results of Operations

Revenues

To date, we have generated revenues primarily from the capital portion of our business and related sales and rentals of the NeuroStar Advanced Therapy System and the recurring revenues from our sale of treatment sessions in the U.S.

NeuroStar Advanced Therapy System Revenues. NeuroStar Advanced Therapy System revenues consist primarily of sales or rentals of a capital component, including upgrades to the equipment attributable to the initial sale of the system. NeuroStar Advanced Therapy Systems can be purchased outright or on a rent-to-own basis by certain customers.

Treatment Session Revenues. Treatment session revenues primarily include sales of NeuroStar Advanced Therapy System treatment sessions and SenStar treatment links. The treatment sessions are access codes that are delivered electronically in the U.S. The SenStar treatment links are disposable units containing single-use access codes that are sold and used outside the U.S. Access codes are purchased separately by our customers, primarily on an as-needed basis, and are required by the NeuroStar Advanced Therapy System in order to deliver treatment sessions.

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

We anticipate that our sales and marketing expenses will decrease in 2023 compared to 2022 expenses due in part to the termination of the one-time 2022 sales equity match incentive.

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

Other Income, Net

Other income, net consists primarily of our ERC and interest income earned on our money market account balances and notes receivable.

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

	Three Months Ended
	June 30,		Increase / (Decrease)
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$17,610	$16,329	$1,281	8%
Cost of revenues	4,836	4,039	797	20%
Gross Profit	12,774	12,290	484	4%
Gross Margin	72.5%	75.3%

Operating expenses:
Sales and marketing	11,559	13,685	(2,126)	(16)%
General and administrative	6,200	6,356	(156)	(2)%
Research and development	2,364	2,045	319	16%
Total operating expenses	20,123	22,086	(1,963)	(9)%
Loss from Operations	(7,349)	(9,796)	2,447	25%
Other (income) expense:
Interest expense	1,144	1,000	144	14%
Other income, net	(3,592)	(374)	(3,218)	860%
Net Loss	$(4,901)	$(10,422)	$5,521	53%

	Revenues by Geography
	Three Months Ended June 30,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
U.S.	$17,289	98%	$16,132	99%
International	321	2%	197	1%
Total revenues	$17,610	100%	$16,329	100%

	U.S. Revenues by Product Category
	Three Months Ended June 30,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$4,489	26%	$4,382	27%
Treatment sessions	12,314	71%	11,295	70%
Other	486	3%	455	3%
Total U.S. revenues	$17,289	100%	$16,132	100%

Revenues

Total revenue for the three months ended June 30, 2023 was $17.6 million, an increase of 8% compared to the three months ended June 30, 2022 revenue of $16.3 million. During the quarter, total U.S. revenue increased by 7% and international revenue increased by 63% over the prior year quarter. The U.S. revenue growth was primarily driven by an increase in NeuroStar Advanced Therapy System and treatment session sales. The increase in international revenue was primarily driven by an increase in NeuroStar Advanced Therapy System sales and treatment session sales.

U.S. NeuroStar Advanced Therapy System revenue for the three months ended June 30, 2023 was $4.5 million, an increase of 2% compared to the three months ended June 30, 2022 revenue of $4.4 million. For the three months ended June 30, 2023 and 2022, the Company sold 54 and 58 systems, respectively, that were recognized as NeuroStar Advanced Therapy System capital revenue during each period. Additionally, for the three months ended June 30, 2022 the Company executed 1 operating lease agreement, that contributed to operating lease revenue.

U.S. treatment session revenue for the three months ended June 30, 2023 was $12.3 million, an increase of 9% compared to the three months ended June 30, 2022 revenue of $11.3 million. The revenue growth was primarily driven by an increase in treatment session volume over the prior year quarter due to increase in demand for treatment sessions.

Cost of Revenues and Gross Margin

Cost of revenues increased by $0.8 million, or 20%, from $4.0 million for the three months ended June 30, 2022 to $4.8 million for the three months ended June 30, 2023. Gross margin decreased from 75.3% for the three months ended June 30, 2022 to 72.5% for the three months ended June 30, 2023. The decline in gross margin was driven by the higher operational costs related to the contract manufacturer transition, as well as the software amortization expense from the latest product release.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $2.1 million, or 16%, from $13.7 million for the three months ended June 30, 2022 to $11.6 million for the three months ended June 30, 2023. The decrease was primarily due to reduced spending in marketing on brand development. The new brand development initiative had completed in 2022. Additionally, in 2022 Neuronetics offered a retention program to sales personnel. This retention program was not continued in 2023, resulting in a decrease in sales personnel expense.

General and Administrative Expenses

General and administrative expenses decreased by $0.2 million or 2% from $6.4 million for the three months ended June 30, 2022, to $6.2 million for the three months ended June 30, 2023. The decrease was primarily due to decreased legal costs in the current period versus the prior year quarter.

Research and Development Expenses

Research and development expenses increased by $0.4 million, or 16%, from $2.0 million for the three months ended June 30, 2022 to $2.4 million for the three months ended June 30, 2023. The increase in research and development was primarily due higher clinical research and personnel expense as Neuronetics continues to look to increase the usability of the NeuroStar System.

Interest Expense

Interest expense increased by $0.1 million, or 14% from $1.0 million for the three months ended June 30, 2022 to $1.1 million for the three months ended June 30, 2023 due to increases in interest rate and debt balance.

Other Income, Net

Other income, net increased by $3.2 million from $0.4 million for the three months ended June 30, 2022 to $3.6 million for the three months ended June 30, 2023, primarily as a result of the ERC of $2.9 million and increased interest income earned on the Company’s money market accounts and notes receivable.

Comparison of the six months ended June 30, 2023 and 2022

	Six Months Ended
	June 30,		Increase / (Decrease)
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$33,150	$30,510	$2,640	9%
Cost of revenues	8,980	7,524	1,456	19%
Gross Profit	24,170	22,986	1,184	5%
Gross Margin	72.9%	75.3%

Operating expenses:
Sales and marketing	23,461	26,334	(2,873)	(11)%
General and administrative	12,812	12,734	78	1%
Research and development	5,154	3,849	1,305	34%
Total operating expenses	41,427	42,917	(1,490)	(3)%
Loss from Operations	(17,257)	(19,931)	2,674	13%
Other (income) expense:
Interest expense	2,396	1,978	418	21%
Other income, net	(4,232)	(649)	(3,583)	(552)%
Net Loss	$(15,421)	$(21,260)	$5,839	27%

	Revenues by Geography
	Six Months Ended June 30,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$32,253	97%	$29,648	97%
International	897	3%	862	3%
Total revenues	$33,150	100%	$30,510	100%

	U.S. Revenues by Product Category
	Six Months Ended June 30,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$8,339	26%	$8,024	27%
Treatment sessions	22,957	71%	20,763	70%
Other	957	3%	861	3%
Total U.S. revenues	$32,253	100%	$29,648	100%

Revenues

Total revenue for the six months ended June 30, 2023 was $33.2 million, an increase of 9% compared to the six months ended June 30, 2022 revenue of $30.5 million. During the six months ended June 30, 2023, total U.S. revenue increased by 9% and international revenue increased by 4%. The U.S. revenue growth was primarily driven by an increase in NeuroStar Advanced Therapy System and treatment sessions sales and the increase in international revenue was primarily driven by an increase in treatment session sales.

U.S. NeuroStar Advanced Therapy System revenue for the six months ended June 30, 2023 was $8.3 million, an increase of 4% compared to the six months ended June 30, 2022 revenue of $8.0 million. For the six months ended June 30, 2023 and 2022, the Company sold 103 and 104 systems, respectively, that were recognized as NeuroStar Advanced Therapy System capital revenue during each period. Additionally, for the six months ended June 30, 2022 the Company executed 1 operating lease agreement, that contributed to operating lease revenue.

U.S. treatment session revenue for the six months ended June 30, 2023 was $23.0 million, an increase of 11% compared to the six months ended June 30, 2022 revenue of $20.8 million. The revenue growth was primarily driven by an increase in treatment session volume over the prior year quarter due to the impact of the spike in COVID-19 Omicron variant infections and related business and government responses in 2022.

Cost of Revenues and Gross Margin

Cost of revenues increased by $1.5 million, or 19%, from $7.5 million for the six months ended June 30, 2022 to $9.0 million for the six months ended June 30, 2023. The increase was due to revenue growth versus the prior year period. Gross margin decreased from 75.3% for the six months ended June 30, 2022 to 72.9% for the six months ended June 30, 2023. The decline in gross margin was driven by the higher operational costs related to the contract manufacturer transition, as well as the software amortization expense from the latest product release.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $2.8 million, or 11%, from $26.3 million for the six months ended June 30, 2022 to $23.5 million for the six months ended June 30, 2023. The decrease was primarily due to reduced spending in marketing on brand development. The new brand development initiative had completed in 2022. Additionally, in 2022 Neuronetics offered a retention program to sales personnel. This retention program was not continued in 2023, resulting in a decrease in sales personnel expense.

General and Administrative Expenses

General and administrative expenses remained materially consistent from $12.7 million for the six months ended June 30, 2022 to $12.8 million for the six months ended June 30, 2023.

Research and Development Expenses

Research and development expenses increased by $1.4 million from $3.8 million for the six months ended June 30, 2022 to $5.2 million for the six months ended June 30, 2023. The increase in research and development was primarily due higher clinical research and personnel expense as Neuronetics continues to look to increase the usability of the NeuroStar System.

Interest Expense

Interest expense increased by $0.4 million from $2.0 million for the six months ended June 30, 2022 to $2.4 million for the six months ended June 30, 2023 due to increase in interest rate and debt balance.

Other Income, Net

Other income, net increased by $3.6 million from $0.7 million for the six months ended June 30, 2022 to $4.2 million for the six months ended June 30, 2023, primarily as a result of the ERC of $2.9 million and increased interest income earned on the Company’s money market accounts and notes receivable.

Liquidity and Capital Resources

Overview

As of June 30, 2023, we had cash and cash equivalents of $45.9 million and an accumulated deficit of $361.3 million, compared to cash and cash equivalents of $70.4 million and an accumulated deficit of $345.9 million as of December 31, 2022. We incurred negative cash flows from operating activities of $24.0 million and $21.1 million for the six months ended June 30, 2023 and 2022, respectively. We have incurred operating losses since our inception, and we anticipate that our operating losses will lessen in the near term as we adjust our sales and marketing initiatives, research and development activities and other corporate initiatives. The Company’s primary sources of capital to date have been proceeds from its IPO, private placements of its convertible preferred securities, borrowings under its credit facility, proceeds for its secondary public offering of common stock and revenues from sales of its products. As of June 30, 2023, the Company had $37.5 million of borrowings outstanding under its credit facility, which has a final maturity in March 2028. Management believes that the Company’s cash and cash equivalents as of June 30, 2023 and anticipated revenues from sales of its products are sufficient to fund the Company’s operations for at least 12 months from the issuance of these financial statements.

If our cash and cash equivalents and anticipated revenues from sales of our products are insufficient to satisfy our liquidity requirements, we may seek to sell additional common or preferred equity or debt securities or enter into a new credit facility or another form of third-party funding or seek other debt financing. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all. It is also possible that we may allocate significant amounts of capital towards products or technologies for which market demand is lower than expected and, as a result, abandon such efforts. If we are unable to maintain our current financing or obtain adequate additional financing when we require it, or if we obtain financing on terms that are not favorable to us, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may be required to delay the development, commercialization and marketing of our products.

Our current and future funding requirements will depend on many factors, including:

●	our ability to achieve revenue growth and improve operating margins;
●	compliance with the terms and conditions, including covenants, set forth in our credit facility;
●	the cost of expanding our operations and offerings, including our sales and marketing efforts;
●	our ability to improve or maintain coverage and reimbursement arrangements with domestic and international third-party and government payors, particularly in Japan;
●	our rate of progress in establishing coverage and reimbursement arrangements from international commercial third-party and government payors, particularly in Japan;
●	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our products and maintaining or improving our sales to our current customers;

●	the cost of research and development activities, including research and development relating to additional indications of neurohealth disorders;
●	the effect of competing technological and market developments;
●	costs related to international expansion; and
●	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.

As of June 30, 2023, there were no significant changes to our material cash requirements as set forth in our Form 10-K, filed with the SEC on March 7, 2023.

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Net Cash Used in Operating Activities	$(24,047)	$(21,132)
Net Cash Used in Investing Activities	(825)	(2,040)
Net Cash Provided by (Used in) Financing Activities	437	(38)
Net (Decrease) in Cash and Cash Equivalents	$(24,435)	$(23,210)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $24.0 million, consisting primarily of a net loss of $15.4 million and an increase in net operating assets of $13.5 million, partially offset by non-cash charges of $4.9 million. The increase in net operating assets was primarily due to an increase in accounts receivable, the ERC and a decrease in accrued expense. Non-cash charges consisted of depreciation and amortization, non-cash interest expense, and share-based compensation.

Net cash used in operating activities for the six months ended June 30, 2022 was $21.1 million, consisting primarily of a net loss of $21.3 million and an increase in net operating assets of $5.4 million, partially offset by non-cash charges of $5.5 million. The increase in net operating assets was primarily due to increases in accounts receivable and inventory and decreases in accounts payable as a result of timing of payments. Non-cash charges consisted of depreciation and amortization, non-cash interest expense, share-based compensation, and the cost of rental units purchased by customers.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 was $0.8 million, which was attributable to purchases of property and equipment and capitalized software costs partially offset by the repayment of our notes receivable.

Net cash used in investing activities for the six months ended June 30, 2022 was $2.0 million, which was attributable to purchase of property and equipment and capitalized software costs.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $0.4 million and primarily consisted of the additional debt net of the final payment and amendment fee paid in connection with the Solar Fourth Amendment.

Net cash used by financing activities for the six months ended June 30, 2022 was $0.04 million and consisted of the amendment fee paid in relation to a 2022 amendment to the Solar Facility, which was offset by cash proceeds related to stock option exercises.

Indebtedness

Refer to “Note 13. Debt” in our unaudited financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q for information regarding the Solar Facility.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from complying with new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable.

Recent Accounting Pronouncements

Refer to Note 3. Summary of Significant Accounting Policies and Note 4. Recent Accounting Pronouncements in Notes to Interim Financial Statements located in Part I – FINANCIAL INFORMATION, Item 1. Financial Statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Refer to the information described in the “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2023. There have been no material changes to our market risk described therein.

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

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by

Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and our Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

NEURONETICS, INC.
(Registrant)
Date: August 8, 2023	By:	/s/ Keith J. Sullivan
	Name:	Keith J. Sullivan
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
Date: August 8, 2023	By:	/s/ Stephen Furlong
	Name:	Stephen Furlong
	Title:	EVP, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)