Form 10-Q
period 2023-09-30
Neuronetics, Inc.
filed 2023-11-07
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number: 001-38546

NEURONETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1051425
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3222 Phoenixville Pike, Malvern, PA	19355
(Address of principal executive offices)	(Zip Code)
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

There were 28,933,132 shares of the registrant’s common stock outstanding as of November 2, 2023.

NEURONETICS, INC.

Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NEURONETICS, INC.

Balance Sheets

(Unaudited; In thousands, except per share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$35,847	$70,340
Accounts receivable, net	15,024	13,591
Inventory	9,737	8,899
Current portion of net investments in sales-type leases	968	1,538
Current portion of prepaid commission expense	2,351	1,997
Current portion of notes receivable	1,850	230
Prepaid expenses and other current assets	5,234	2,174
Total current assets	71,011	98,769
Property and equipment, net	2,066	1,991
Operating lease right-of-use assets	2,916	3,327
Net investments in sales-type leases	700	1,222
Prepaid commission expense	8,018	7,568
Long-term notes receivable	4,191	362
Other assets	4,086	3,645
Total Assets	$92,988	$116,884
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,822	$2,433
Accrued expenses	10,037	14,837
Deferred revenue	1,637	1,980
Current portion of operating lease liabilities	840	824
Current portion of long-term debt, net	—	13,125
Total current liabilities	15,336	33,199
Long-term debt, net	36,851	22,829
Deferred revenue	354	829
Operating lease liabilities	2,506	2,967
Total Liabilities	55,047	59,824
Commitments and contingencies (Note 17)	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding on September 30, 2023, and December 31, 2022	—	—
Common stock, $0.01 par value: 200,000 shares authorized; 28,902 and 27,268 shares issued and outstanding on September 30, 2023, and December 31, 2022, respectively	289	273
Additional paid-in capital	408,356	402,679
Accumulated deficit	(370,704)	(345,892)
Total Stockholders' Equity	37,941	57,060
Total Liabilities and Stockholders’ Equity	$92,988	$116,884

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Operations

(Unaudited; In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$17,884	$16,498	$51,034	$47,008
Cost of revenues	6,120	3,570	15,100	11,093
Gross Profit	11,764	12,928	35,934	35,915
Operating expenses:
Sales and marketing	12,141	11,643	35,602	37,977
General and administrative	6,339	6,391	19,151	19,125
Research and development	2,155	2,348	7,308	6,197
Total operating expenses	20,635	20,382	62,061	63,299
Loss from operations	(8,871)	(7,454)	(26,127)	(27,384)
Other (income) expense:
Interest expense	1,184	1,061	3,580	3,039
Other income, net	(664)	(906)	(4,895)	(1,554)
Net Loss	$(9,391)	$(7,609)	$(24,812)	$(28,869)
Net loss per share of common stock outstanding, basic and diluted	$(0.33)	$(0.28)	$(0.87)	$(1.08)
Weighted-average common shares outstanding, basic and diluted	28,876	26,965	28,505	26,797

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Changes in Stockholders’ Equity

(Unaudited; In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	26,395	$264	$393,644	$(308,733)	$85,175
Share-based awards and options exercises	322	3	6	—	9
Share-based compensation expense	—	—	2,252	—	2,252
Net loss	—	—	—	(10,838)	(10,838)
Balance at March 31, 2022	26,717	$267	$395,902	$(319,571)	$76,598
Share-based awards and options exercises	139	1	42	—	43
Share-based compensation expense	—	—	2,203	—	2,203
Net loss	—	—	—	(10,422)	(10,422)
Balance at June 30, 2022	26,856	$268	$398,147	$(329,993)	$68,422
Share-based awards and options exercises	204	2	(2)	—	—
Share-based compensation expense	—	—	2,178	—	2,178
Net loss	—	—	—	(7,609)	(7,609)
Balance at September 30, 2022	27,060	$270	$400,323	$(337,602)	$62,991

Balance at December 31, 2022	27,268	$273	$402,679	$(345,892)	$57,060
Share-based awards and options exercises	1,197	12	(12)	—	—
Share-based compensation expense	—	—	1,805	—	1,805
Net loss	—	—	—	(10,520)	(10,520)
Balance at March 31, 2023	28,465	$285	$404,472	$(356,412)	$48,345
Share-based awards and options exercises	348	3	(3)	—	—
Share-based compensation expense	—	—	2,033	—	2,033
Net loss	—	—	—	(4,901)	(4,901)
Balance at June 30, 2023	28,813	$288	$406,502	$(361,313)	$45,477
Share-based awards and options exercises	89	1	(1)	—	—
Share-based compensation expense	—	—	1,855	—	1,855
Net loss	—	—	—	(9,391)	(9,391)
Balance at September 30, 2023	28,902	$289	$408,356	$(370,704)	$37,941

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Cash Flows

(Unaudited; In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(24,812)	$(28,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,503	1,044
Allowance for credit losses	369	328
Inventory impairment	1,905	—
Share-based compensation	5,693	6,633
Non-cash interest expense	460	513
Cost of rental units purchased by customers	—	92
Changes in certain assets and liabilities:
Accounts receivable, net	(7,933)	(4,585)
Inventory	(2,742)	(2,299)
Net investments in sales-type leases	1,092	381
Prepaid commission expense	(804)	(854)
Prepaid expenses and other assets	(3,338)	176
Accounts payable	54	(2,199)
Accrued expenses	(4,801)	3,260
Deferred revenue	(817)	(1,260)
Net Cash Used in Operating Activities	(34,171)	(27,639)

Cash Flows from Investing Activities:
Purchases of property and equipment and capitalized software	(1,490)	(2,766)
Repayment of notes receivable	731	10,000
Net Cash (Used in) Provided by Investing Activities	(759)	7,234

Cash Flows from Financing Activities:
Payments of debt issuance costs	(863)	(90)
Proceeds from issuance of long-term debt	2,500	—
Repayment of long-term debt	(1,200)	—
Proceeds from exercises of stock options	—	52
Net Cash Provided by (Used in) Financing Activities	437	(38)
Net Decrease in Cash and Cash Equivalents	(34,493)	(20,443)
Cash and Cash Equivalents, Beginning of Period	70,340	94,141
Cash and Cash Equivalents, End of Period	$35,847	$73,698
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,120	$2,525
Transfer of inventory to property and equipment	—	285
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$335	$251
Reduction of accounts receivable in current and long-term notes receivable	6,330	—

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

Liquidity

As of September 30, 2023, the Company had cash and cash equivalents of $35.8 million and an accumulated deficit of $370.7 million. The Company incurred negative cash flows from operating activities of $34.2 million for the nine months ended September 30, 2023 and $30.7 million for the year ended December 31, 2022. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company continues to invest in sales, marketing and product development activities. The Company’s primary sources of capital to date have been proceeds from its initial public offering (“IPO”), private placements of its convertible preferred securities, borrowings under its credit facility, proceeds from its secondary public offering of common stock and revenues from sales of its products. As of September 30, 2023, the Company had $37.5 million of borrowings outstanding under its credit facility, which has a final maturity in March 2028. Subsequent to September 30, 2023, the Company drew down an additional $22.5 million pursuant to the terms of its amended credit facility. Management believes that the Company’s cash and cash equivalents as of September 30, 2023, and anticipated revenues from sales of its products are sufficient to fund the Company’s operations for at least the next 12 months from the issuance of these financial statements.

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared from the books and records of the Company in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”), which permit reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying balance sheets and statements of operations and stockholders’ equity and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes that the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s Form 10-K filed with the SEC on March 7, 2023, wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

The Company adopted Topic 326 with an adoption date of January 1, 2023 using the modified retrospective approach. As a result, the Company changed its accounting policy for allowance for credit losses. The Company monitors accounts receivable and long-term notes receivable and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events. The adoption did not have a material effect on the Company's financial statements.

Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our unaudited interim financial statements.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

5.     FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaids and other current assets, and accounts payable on the Company’s balance sheets approximated their fair values as of September 30, 2023 and December 31, 2022 due to their short-term nature. The carrying values of the Company’s credit facility approximated its fair value as of September 30, 2023 and December 31, 2022 due to its variable interest rate. The carrying value of the Company’s notes receivable approximated its fair value as of September 30, 2023 and December 31, 2022 due to its variable interest rate.

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

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as of September 30, 2023 and December 31, 2022 (in thousands):

September 30, 2023
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$27,163	$27,163	$27,163	$—	$—

December 31, 2022
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$68,002	$68,002	$68,002	$—	$—

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

6.     ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Gross accounts receivable - trade	$16,155	$15,239
Less: Allowances for credit losses	(1,131)	(1,648)
Accounts receivable, net	$15,024	$13,591

7.      INVENTORY

Inventory is stated at the lower of cost and net realizable value, with cost being determined on a first in, first out basis. The Company’s inventory is primarily comprised of finished goods. During the three months ended September 30, 2023, the Company recorded a $1.9 million inventory impairment for specialized component parts secured for discontinued NeuroStar Advanced Therapy Systems whose cost exceeds net realizable value.

8.     PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

The following table presents the composition of property and equipment, net as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Laboratory equipment	$666	$462
Office equipment	510	508
Computer equipment and software	1,966	1,758
Manufacturing equipment	485	343
Leasehold improvements	1,442	1,435
Rental equipment	542	542
Property and equipment, gross	5,611	5,048
Less: Accumulated depreciation	(3,545)	(3,057)
Property and equipment, net	$2,066	$1,991

As of September 30, 2023 and December 31, 2022, the Company had capitalized software costs, net of $3.9 million and $3.6 million, respectively, which are included in “Prepaid expenses and other current assets” and “Other assets” on the balance sheet.

Depreciation and amortization expense was $0.5 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and $1.5 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

9.     NOTES RECEIVABLE

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

Pursuant to the terms of the Promissory Note, in the event of an event of default thereunder, the Maker will be required to issue common share purchase warrants to the Company equal to (i) 200% of the unpaid amount of any delinquent amount or payment due and payable under the Promissory Note, together with all outstanding and unpaid accrued interest, fees, charges and costs, divided by (ii) the exercise price of the warrants, which will represent a 20% discount to the 30-day volume-weighted average closing price of Greenbrook TMS Inc.’s common shares traded on the Nasdaq Stock Market (“Nasdaq”) prior to the date of issuance (subject to any limitations that may be required by Nasdaq).

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

Interest income recognized by the Company related to notes receivable was $0.2 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively.

Interest income recognized by the Company related to notes receivable was $0.4 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively.

	September 30,	December 31,
	2023	2022
Current portion of notes receivable	$1,890	$230
Long-term notes receivable	4,299	362
Less: Allowances for credit losses	(148)	—
Notes receivable, net	$6,041	$592

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

10.     LEASES

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

Operating lease rent expense was $0.2 million for the three months ended September 30, 2023 and 2022, and $0.6 million for the nine months ended September 30, 2023 and 2022. As of September 30, 2023, the weighted-average remaining lease term of operating leases was 4.3 years and the weighted-average discount rate was 7.2%.

The following table presents the supplemental cash flow information as a lessee related to leases (in thousands):

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$807	$632

The following table sets forth by year the required future payments of operating lease liabilities (in thousands):

September 30, 2023
Remainder of 2023	$215
2024	875
2025	898
2026	921
2027	882
2028	116
Total lease payments	3,907
Less imputed interest	(561)
Present value of operating lease liabilities	$3,346

Lessor sales-type leases:

Certain customers have purchased NeuroStar Advanced Therapy Systems on a rent-to-own basis. The lease term is three or four years with a customer option to purchase the NeuroStar Advanced Therapy System at the end of the lease or automatic transfer of ownership of the NeuroStar Advanced Therapy System at the end of the lease.

The following table sets forth the profit recognized on sales-type leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Profit recognized at commencement, net	$13	$122	$60	$543
Interest income	—	—	—	—
Total sales-type lease income	$13	$122	$60	$543

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The following table sets forth a maturity analysis of the undiscounted lease receivables related to sales-type leases (in thousands):

September 30,
2023
Remainder of 2023	$298
2024	876
2025	390
2026	76
2027	28
Total sales-type lease receivables	$1,668

As of September 30, 2023, the carrying amount of the lease receivables is $1.7 million. The Company does not have any unguaranteed residual assets.

Lessor operating leases:

NeuroStar Advanced Therapy Systems sold for which collection is not probable are accounted for as operating leases. For the three months ended September 30, 2023 and 2022, the Company recognized operating lease income of $0.02 million and $0.07 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized operating lease income of $0.1 million and $0.2 million, respectively.

The Company maintained rental equipment, net of $0.4 million and $0.5 million as of September 30, 2023 and December 31, 2022, respectively, which are included in “Property and equipment, net” on the balance sheet. Rental equipment depreciation expense was $0.02 million for the three months ended September 30, 2023 and 2022, and $0.07 million for the nine months ended September 30, 2023 and 2022, respectively.

11.     PREPAID COMMISSION EXPENSE

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

On the Company’s balance sheets, the current portion of capitalized contract costs is represented by the current portion of prepaid commission expense, while the long-term portion is included in prepaid commission expense. Amortization expense was $0.6 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively, and $1.7 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

12.     ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Compensation and related benefits	$6,342	$11,201
Consulting and professional fees	713	761
Research and development expenses	278	678
Sales and marketing expenses	1,012	410
Warranty	198	328
Sales and other taxes payable	641	659
Other	853	800
Accrued expenses	$10,037	$14,837

13.     DEFERRED REVENUE

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

As of September 30, 2023, the Company expects to recognize approximately the following percentages of deferred revenue by year:

Revenue
Year:	Recognition
Remainder of 2023	29%
2024	59%
2025	11%
2026	1%
Total	100%

Revenue recognized for the three months ended September 30, 2023 and 2022 that was included in the contract liability balance at the beginning of the year was $0.4 million. Revenue recognized for the nine months ended September 30, 2023 and 2022 that was included in the contract liability balance at the beginning of the year was $1.7 million and $2.2 million, respectively, and primarily represented revenue earned from separately priced extended warranties, customer deposits, milestone revenue, and clinical training.

Customers

Significant customers are those that represent more than 10% of the Company’s total revenue. For the three months ended September 30, 2023 and 2022, one customer accounted for 15% and 15% of the Company’s revenue, respectively. For the nine months ended September 30, 2023 and 2022, one customer accounted for 17% and 16% of the Company’s revenue, respectively.

Accounts receivable outstanding related to the customer was $2.1 million and $5.2 million as of September 30, 2023 and December 31, 2022, respectively.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

Geographical information

The following geographic data includes revenue generated from the Company’s third-party distributors. The Company’s revenue was generated in the following geographic regions and by product line for the periods indicated (in thousands):

	Revenues by Geography
	Three Months Ended September 30,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
U.S.	$17,211	96%	$16,244	98%
International	673	4%	254	2%
Total revenues	$17,884	100%	$16,498	100%

	U.S. Revenues by Product Category
	Three Months Ended September 30,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$3,597	21%	$3,934	24%
Treatment sessions	13,060	76%	11,864	73%
Other	554	3%	446	3%
Total U.S. revenues	$17,211	100%	$16,244	100%

	International Revenues by Product Category
	Three Months Ended September 30,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$258	38%	$96	38%
Treatment sessions	280	42%	31	12%
Other	135	20%	127	50%
Total international revenues	$673	100%	$254	100%

	Revenues by Geography
	Nine Months Ended September 30,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
U.S.	$49,464	97%	$45,893	98%
International	1,570	3%	1,115	2%
Total revenues	$51,034	100%	$47,008	100%

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

	U.S. Revenues by Product Category
	Nine Months Ended September 30,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$11,936	24%	$11,959	26%
Treatment sessions	36,018	73%	32,627	71%
Other	1,510	3%	1,307	3%
Total U.S. revenues	$49,464	100%	$45,893	100%

	International Revenues by Product Category
	Nine Months Ended September 30,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$573	36%	$460	41%
Treatment sessions	589	38%	214	19%
Other	408	26%	441	40%
Total International revenues	$1,570	100%	$1,115	100%

14.     DEBT

The following table presents the composition of debt as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Outstanding principal	$37,500	$35,000
Accrued final payment fees	1,856	1,925
Less debt discounts	(2,505)	(971)
Total debt, net	36,851	35,954
Less current portion	—	(13,125)
Long-term debt, net	$36,851	$22,829

For the three months ended September 30, 2023, the Company recognized interest expense of $1.2 million, of which $1.1 million was cash and $0.1 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees. For the three months ended September 30, 2022, the Company recognized interest expense of $1.1 million, of which $0.9 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

For the nine months ended September 30, 2023, the Company recognized interest expense of $3.6 million, of which $3.1 million was cash and $0.5 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees. For the nine months ended September 30, 2022, the Company recognized interest expense of $3.0 million, of which $2.5 million was cash and $0.5 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

Solar Credit Facility

Solar Facility Fourth and Fifth Amendments

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

On March 29, 2023, the Company entered into a fourth amendment (the “Solar Fourth Amendment”) to the Loan and Security Agreement dated March 2, 2020 with SLR Investment Corp. (formerly known as Solar Capital Ltd.) (“Solar”), as collateral agent and other lenders as defined in the agreement (the “Lenders”; such agreement, as amended, the “Solar Facility”). On September 29, 2023, the Company entered into a fifth amendment (the “Solar Fifth Amendment”) to the Solar Facility.

The Solar Facility permits the Company to borrow up to $60.0 million in three tranches of term loans, a “Term A Loan” in an aggregate amount of $35.0 million, a “Term B Loan” in an aggregate amount of $2.5 million, and a “Term C Facility” (collectively with the Term A Loan and Term B Loan, the “Loans”) in an aggregate principal amount equal to $22.5 million. The Term A Loan was fully drawn prior to the effectiveness of the Solar Fourth Amendment. On March 29, 2023, the Company borrowed an amount of $2.5 million under the Term B Loan. On October 3, 2023, the Company borrowed an amount of $22.5 million under the Term C Facility (the “Term C Funding Date”). The maturity date of the Loans is March 29, 2028. Prior to the effectiveness of the Solar Fourth Amendment, the maturity date of the Term A Loan was February 28, 2025.

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

In addition to the principal and interest payments due under the Solar Facility, the Company is required to pay a final payment fee to Solar upon the earlier of prepayment, acceleration or the maturity date of the Loans equal to 4.95% of the principal amount of the term loans actually funded. If the Company prepays the Loans prior to their respective scheduled maturities, the Company will also be required to pay prepayment fees to Solar equal to 3% of the principal amount of such term loan then-prepaid if prepaid on or before the first anniversary of the Term C Funding Date, 2% of the principal amount of such term loan then-prepaid if prepaid after the first anniversary and on or before the second anniversary of the Term C Funding Date, or 1% of the principal amount of such term loan then-prepaid if prepaid after the second anniversary of the Term C Funding Date.

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

The Solar Fifth Amendment (a) permitted the Company to draw on the $22.5 million Term C Facility, and (b) revised the required testing levels of the net product revenue and minimum liquidity covenants for certain testing periods.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

As of September 30, 2023, the Company was in compliance with all covenants in the Solar Facility, and the Company expects to be in compliance with the covenants going forward.

15.     COMMON STOCK

Common Stock

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Shares of common stock issued	28,902	27,268
Shares of common stock reserved for issuance for:
Common stock warrants outstanding	41	61
Stock options outstanding	1,271	1,301
Restricted stock units outstanding	3,634	3,901
Shares available for grant under stock incentive plans	893	1,140
Shares available for sale under employee stock purchase plan	1,335	1,063
Total shares of common stock issued and reserved for issuance	36,076	34,734

Common Stock Warrants

The following tables summarize the Company’s outstanding common stock warrants as of September 30, 2023, and December 31, 2022:

September 30, 2023
Warrants
Outstanding
(in thousands)	Exercise Price	Expiration Date
20	$9.73	Mar-2024
21	$9.73	Dec-2024
41

December 31, 2022
Warrants
Outstanding
(in thousands)	Exercise Price	Expiration Date
20	$9.73	Aug-2023
20	$9.73	Mar-2024
21	$9.73	Dec-2024
61

16.     LOSS PER SHARE

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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

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

The following potentially dilutive securities outstanding as of September 30, 2023 and 2022 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	September 30,
	2023	2022
Stock options	1,271	1,424
Non-vested PRSUs	395	395
Non-vested restricted stock units	3,239	3,665
Common stock warrants	41	75

17.     SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its statements of operations for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$38	$35	$109	94
Sales and marketing	590	1,074	1,946	3,258
General and administrative	1,052	939	3,134	2,950
Research and development	175	130	504	331
Total	$1,855	$2,178	$5,693	$6,633

2018 Equity Incentive Plan

In June 2018, the Company adopted the 2018 Equity Incentive Plan, (the “2018 Plan”), which authorized the issuance of up to 1.4 million shares, subject to an annual 4% increase based on the number of shares of common stock outstanding, in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. The amount and terms of grants are determined by the Company’s board of directors. All stock options granted to date have had exercise prices equal to the fair value, as determined by the closing price as reported by the Nasdaq Global Market, of the underlying common stock on the date of grant. The contractual term of stock options is up to 10 years, and stock options are exercisable in cash or as otherwise determined by the Company’s board of directors. Generally, stock options vest 25% upon the first anniversary of the date of grant and the remainder ratably monthly thereafter for 36 months. Restricted stock units generally vest ratably in three equal installments on the first, second and third anniversaries of the grant date. PRSUs generally vest based on appreciation of the Company’s common stock to a certain price as determined by the Company’s board of directors measured using a trailing 30-day volume-weighted average price of a share of the Company’s common stock. The fair value of the PRSU awards are determined using a risk neutral Monte Carlo simulation valuation model. As of September 30, 2023, there were 0.6 million shares available for future issuance under the 2018 Plan.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

2020 Inducement Incentive Plan

In December 2020, the Company adopted the 2020 Inducement Incentive Plan (the “2020 Plan”), which authorized the issuance of up to 0.4 million shares, subject to increase by approval of the Company’s board of directors, in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock awards to eligible employees who satisfy the standards for inducement grants under Nasdaq Global Market rules. In March 2022, the Company’s board of directors approved an additional 0.5 million shares for the issuance under the 2020 Plan. An individual who previously served as an employee or director of the Company is not eligible to receive awards under the 2020 Plan. The amount and terms of grants are determined by the Company’s board of directors. As of September 30, 2023, there were 0.3 million shares available for future issuance under the 2020 Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2023:

			Weighted-	Aggregate
	Number of	Weighted-	average	average
	Shares under	average	Remaining	Intrinsic
	Option	Exercise Price	Contractual	Value
	(in thousands)	per Option	Life (in years)	(in thousands)
Outstanding at December 31, 2022	1,301	$4.07
Granted	—	$—
Exercised	—	$—
Forfeited	(30)	$11.67
Outstanding at September 30, 2023	1,271	$3.89	6.3	$3
Exercisable at September 30, 2023	1,058	$4.27	6.3	$3
Vested and expected to vest at September 30, 2023	1,271	$3.89	6.3	$3

The Company recognized share-based compensation expense related to stock options of $0.1 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $0.3 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was $0.2 million of total unrecognized compensation cost related to non-vested stock options which the Company expects to recognize over a weighted-average period of 0.8 years.

For the nine months ended September 30, 2023 the Company did not grant stock options.

Restricted Stock Units and Performance Restricted Stock Units

The following table summarizes the Company’s restricted stock unit and PRSU activity for September 30, 2023:

	Non-vested	Weighted-	Non-vested	Weighted-
	Restricted	average	PRSUs	average
	Stock Units	Grant-date		Grant-date
	(in thousands)	Fair Value	(in thousands)	Fair Value
Non-vested at December 31, 2022	3,506	$4.29	395	$6.77
Granted	1,640	$4.73	—	$—
Vested	(1,634)	$4.38	—	$—
Forfeited	(273)	$5.08	—	$—
Non-vested at September 30, 2023	3,239	$4.41	395	$6.77

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The Company recognized $1.8 million and $2.0 million in share-based compensation expense related to the restricted stock units and PRSUs for the three months ended September 30, 2023 and 2022, respectively, and $5.3 million and $6.1 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was $10.0 million of unrecognized compensation cost related to non-vested restricted stock units and PRSUs, which the Company expects to recognize over a weighted-average period of 1.8 years. The total fair value at the vesting date of restricted stock units and PRSUs vested during the nine months ended September 30, 2023 was $8.3 million.

The Company did not grant PRSUs during the nine months ended September 30, 2023.

18.     COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject from time to time to various claims and legal actions arising during the ordinary course of its business. Management believes that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

19.     SEGMENT INFORMATION

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

20.     GOVERNMENT ASSISTANCE

Employee Retention Credit

The Coronavirus Aid, Relief and Economic Security Act provided an Employee Retention Credit (the “ERC”), which was a refundable tax credit related to certain payroll taxes. The Company applied the grant model and determined that the criteria for recognition of the ERC was met during the quarter ended June 30, 2023 based on the Company’s determination of eligibility and filing of the ERC claim. As of September 30, 2023, the $2.9 million ERC receivable is reported within prepaid expenses and other current assets on the Company’s balance sheet. The credit is reported within other income, net in the Company’s statements of operations for the nine months ended September 30, 2023.

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

Overview

We are a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from neurohealth disorders. Our first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses TMS to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the FDA to treat adult patients with MDD who have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. The NeuroStar Advanced Therapy System is also available in other parts of the world, including Japan, where it is listed under Japan’s national health insurance. The NeuroStar Advanced Therapy System is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We believe we are the market leader in TMS therapy based on over 162,575 global patients treated with over 5.9 million of our treatment sessions through September 30, 2023. We generated revenues of $17.9 million and $16.5 million for the three months ended September 30, 2023 and 2022, respectively, and $51.0 million and $47.0 million for the nine months ended September 30, 2023 and 2022, respectively.

We designed the NeuroStar Advanced Therapy System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of other treatment options. We generate revenues from initial capital sales of our systems, recurring treatment sessions and service and repair and extended warranty contracts. We derive the majority of our revenues from recurring treatment sessions. For the three months ended September 30, 2023 revenues from sales of our treatment sessions and NeuroStar Advanced Therapy Systems represented 76% and 21% of our U.S. revenues, respectively, and for the nine months ended September 30, 2023 revenues from sales of our treatment sessions and NeuroStar Therapy Systems represented 73% and 24% of our U.S. revenues, respectively.

We currently sell our NeuroStar Advanced Therapy System and recurring treatment sessions in the U.S. with the collaborative support of our 211 employees as of September 30, 2023. Our sales force targets an estimated 50,000 psychiatrists across 26,000 psychiatric practices in the U.S., based on a 2020 data set from Symphony Health and our own internal estimates that treat approximately 42% of the total MDD patients in the U.S. who meet our labeled indication and are insured. Some of our customers have purchased or may purchase more than one NeuroStar Advanced Therapy System. Based on our commercial data, we believe our customers can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients. We believe our customers can generate approximately $8,500 of average revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We have a diverse customer base, including psychiatrists in group psychiatric practices, pain management physicians and other medical professionals in the U.S. For the three and nine months ended September 30, 2023, one customer accounted for more than 10% of our revenues.

We market our products in a few select markets outside the U.S. through independent distributors. International revenues represented 4% and 2% of our total revenues for the three months ended September 30, 2023 and 2022, respectively, and 3% and 2% for the nine months ended September 30, 2023 and 2022, respectively. In October 2017, we entered into an exclusive distribution agreement with Teijin Pharma Limited (“Teijin”), for the distribution of our NeuroStar Advanced Therapy Systems and treatment sessions to customers who treat patients with MDD in Japan. We received regulatory approval for our system in Japan in September 2017 and we received the initial reimbursement of JPY 12,000 per treatment session, which went into effect on June 1, 2019.

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

Our total revenues increased by $1.4 million, or 8%, from $16.5 million for the three months ended September 30, 2022 to $17.9 million for the three months ended September 30, 2023 and increased by $4.0 million, or 9%, from $47.0 million for the nine months ended September 30, 2022 to $51.0 million for the nine months ended September 30, 2023. For the three and nine months ended September 30, 2023, our U.S. revenues were $17.2 million and $49.5 million, respectively, compared to $16.2 million and $45.9 million for three and nine months ended September 30, 2022, respectively, which represents an increase of 6% and 8% respectively, period over period. The increase was primarily attributable to an increase in U.S NeuroStar Advanced Therapy System sales period over period. We incurred net losses of $9.4 million and $24.8 million for the three and nine months ended September 30, 2023 compared to net losses of $7.6 million and $28.9 million for three and nine months ended September 30, 2022. We expect to continue to incur losses for the next several years as we invest in our commercial organization to support our planned sales growth and while continuing to invest in our pipeline indications. As of September 30, 2023, we had an accumulated deficit of $370.7 million.

Global Economic Conditions

We are continuing to closely monitor macroeconomic impacts, including, but not limited to, developments affecting financial institutions, inflationary and potential recessionary pressures, on our business, results of operations and financial results. We currently believe these conditions have no material impact at this time.

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

Sales and Marketing Expenses

Sales and marketing expenses consist of marketing programs and commercial activities related to the sale of our NeuroStar Advanced Therapy Systems and treatment sessions and salaries and related benefits, sales commissions and share-based compensation for employees focused on these efforts. Other significant sales and marketing costs include conferences and trade shows, promotional and marketing activities, including direct and online marketing, practice support programs and digital media campaigns, travel and training expenses.

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

We anticipate that our general and administrative expenses in 2023 will remain flat compared to our 2022 expenses.

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

Other Income, Net

Other income, net consists primarily of the ERC and interest income earned on our money market account balances and notes receivable.

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

	Three Months Ended
	September 30,		Increase / (Decrease)
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$17,884	$16,498	$1,386	8%
Cost of revenues	6,120	3,570	2,550	71%
Gross Profit	11,764	12,928	(1,164)	(9)%
Gross Margin	65.8%	78.4%

Operating expenses:
Sales and marketing	12,141	11,643	498	4%
General and administrative	6,339	6,391	(52)	(1)%
Research and development	2,155	2,348	(193)	(8)%
Total operating expenses	20,635	20,382	253	1%
Loss from Operations	(8,871)	(7,454)	(1,417)	(19)%
Other (income) expense:
Interest expense	1,184	1,061	123	12%
Other income, net	(664)	(906)	242	(27)%
Net Loss	$(9,391)	$(7,609)	$(1,782)	(23)%

	Revenues by Geography
	Three Months Ended September 30,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
U.S.	$17,211	96%	$16,244	98%
International	673	4%	254	2%
Total revenues	$17,884	100%	$16,498	100%

	U.S. Revenues by Product Category
	Three Months Ended September 30,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$3,597	21%	$3,934	24%
Treatment sessions	13,060	76%	11,864	73%
Other	554	3%	446	3%
Total U.S. revenues	$17,211	100%	$16,244	100%

Revenues

Total revenue for the three months ended September 30, 2023 was $17.9 million, an increase of 8% compared to the three months ended September 30, 2022 revenue of $16.5 million. During the quarter, total U.S. revenue increased by 6% and international revenue increased by 165% over the prior year quarter. The U.S. revenue growth was primarily driven by an increase in treatment session sales. The increase in international revenue was primarily driven by an increase in NeuroStar Advanced Therapy System sales and treatment session sales.

U.S. NeuroStar Advanced Therapy System revenue for the three months ended September 30, 2023 was $3.6 million, a decrease of 9% compared to the three months ended September 30, 2022 revenue of $3.9 million. For the three months ended September 30, 2023 and 2022, the Company sold 43 and 49 systems, respectively, that were recognized as NeuroStar Advanced Therapy System capital revenue during each period. Additionally, for the three months ended September 30, 2022 the Company executed 1 operating lease agreement that contributed to operating lease revenue.

U.S. treatment session revenue for the three months ended September 30, 2023 was $13.1 million, an increase of 10% compared to the three months ended September 30, 2022 revenue of $11.9 million. The revenue growth was primarily driven by an increase in treatment session volume and utilization over the prior year quarter.

Cost of Revenues and Gross Margin

Cost of revenues increased by $2.5 million, or 71%, from $3.6 million for the three months ended September 30, 2022 to $6.1 million for the three months ended September 30, 2023. This increase was primarily due to the recording of a $1.9 million inventory impairment for specialized component parts secured for discontinued NeuroStar Advanced Therapy Systems for which costs exceed net realizable value. Gross margin decreased from 78.4% for the three months ended September 30, 2022 to 65.8% for the three months ended September 30, 2023. The decrease in gross margin was driven by the one-time inventory impairment, higher operational costs related to our transition to a new third-party contract manufacturing partner and software amortization expense from the latest product release.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.5 million, or 4%, from $11.6 million for the three months ended September 30, 2022 to $12.1 million for the three months ended September 30, 2023. The increase was primarily due to increased spending on co-op marketing related to growth in that program.

General and Administrative Expenses

General and administrative expenses remained materially consistent from $6.4 million for the three months ended September 30, 2022 to $6.3 million for the three months ended September 30, 2023.

Research and Development Expenses

Research and development expenses decreased by $0.1 million, or 8%, from $2.3 million for the three months ended September 30, 2022 to $2.2 million for the three months ended September 30, 2023. The decrease was primarily due to higher software capitalization, related to the latest development of the NeuroStar system.

Interest Expense

Interest expense increased by $0.1 million, or 12%, from $1.1 million for the three months ended September 30, 2022 to $1.2 million for the three months ended September 30, 2023 due to interest rate and debt balance increases.

Other Income, Net

Other income, net decreased by $0.2 million, or 27%, from $0.9 million for the three months ended September 30, 2022 to $0.7 million for the three months ended September 30, 2023, primarily as a result of decreased interest income earned on the Company’s money market accounts which was partially offset by increase in notes receivable interest.

Comparison of the nine months ended September 30, 2023 and 2022

	Nine Months Ended
	September 30,		Increase / (Decrease)
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$51,034	$47,008	$4,026	9%
Cost of revenues	15,100	11,093	4,007	36%
Gross Profit	35,934	35,915	19	0%
Gross Margin	70.4%	76.4%

Operating expenses:
Sales and marketing	35,602	37,977	(2,375)	(6)%
General and administrative	19,151	19,125	26	0%
Research and development	7,308	6,197	1,111	18%
Total operating expenses	62,061	63,299	(1,238)	(2)%
Loss from Operations	(26,127)	(27,384)	1,257	5%
Other (income) expense:
Interest expense	3,580	3,039	541	18%
Other income, net	(4,895)	(1,554)	(3,341)	(215)%
Net Loss	$(24,812)	$(28,869)	$4,057	14%

	Revenues by Geography
	Nine Months Ended September 30,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$49,464	97%	$45,893	98%
International	1,570	3%	1,115	2%
Total revenues	$51,034	100%	$47,008	100%

	U.S. Revenues by Product Category
	Nine Months Ended September 30,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$11,936	24%	$11,959	26%
Treatment sessions	36,018	73%	32,627	71%
Other	1,510	3%	1,307	3%
Total U.S. revenues	$49,464	100%	$45,893	100%

Revenues

Total revenue for the nine months ended September 30, 2023 was $51.0 million, an increase of 9% compared to the nine months ended September 30, 2022 revenue of $47.0 million. During the nine months ended September 30, 2023, total U.S. revenue increased by 8% and international revenue increased by 41%. The U.S. revenue growth was primarily driven by an increase in treatment sessions sales and the increase in international revenue was primarily driven by an increase in NeuroStar Advanced Therapy System and treatment session sales.

U.S. NeuroStar Advanced Therapy System revenue for the nine months ended September 30, 2023 was $11.9 million, a decrease of $0.1 million compared to the nine months ended September 30, 2022 revenue of $12.0 million. For the nine months ended September 30, 2023 and 2022, the Company sold 146 and 155 systems, respectively, that were recognized as NeuroStar Advanced Therapy System capital revenue during each period. Additionally, for the nine months ended September 30, 2022 the Company executed 2 operating lease agreements which contributed to operating lease revenue.

U.S. treatment session revenue for the nine months ended September 30, 2023 was $36.0 million, an increase of 10% compared to the nine months ended September 30, 2022 revenue of $32.6 million. The revenue growth was primarily driven by an increase in treatment session volume and utilization over comparative period.

Cost of Revenues and Gross Margin

Cost of revenues increased by $4.0 million, or 36%, from $11.1 million for the nine months ended September 30, 2022 to $15.1 million for the nine months ended September 30, 2023. This increase was primarily due to the recording of a $1.9 million inventory impairment for specialized component parts secured for discontinued NeuroStar Advanced Therapy Systems for which costs exceed net realizable value. Additionally capitalized software and the corresponding amortization expense increased by $1.0 million associated with the latest product release. Finally increases in volume and price related to our Senstars used by our international customers contributed $0.4 million.

Gross margin decreased from 76.4% for the nine months ended September 30, 2022 to 70.4% for the nine months ended September 30, 2023. The decrease in gross margin was driven by the higher operational costs related to our transition to a new third-party contract manufacturing partner and software amortization expense from the latest product release, the recording of an inventory reserve and increased Senstar costs.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $2.4 million, or 6%, from $38.0 million for the nine months ended September 30, 2022 to $35.6 million for the nine months ended September 30, 2023. The decrease was primarily due to reduced spending in marketing on brand development, as: (a) the new brand development initiative completed in 2022 and (b) Neuronetics offered a retention program to sales personnel in 2022 and did not continue the program in 2023, resulting in a decrease in sales personnel expense.

General and Administrative Expenses

General and administrative expenses remained materially consistent from $19.1 million for the nine months ended September 30, 2022 to $19.2 million for the nine months ended September 30, 2023.

Research and Development Expenses

Research and development expenses increased by $1.1 million from $6.2 million for the nine months ended September 30, 2022 to $7.3 million for the nine months ended September 30, 2023. The increase was primarily due to higher clinical research and personnel expenses as the Company continues to look to increase the usability of the NeuroStar Advanced Therapy System.

Interest Expense

Interest expense increased by $0.6 million from $3.0 million for the nine months ended September 30, 2022 to $3.6 million for the nine months ended September 30, 2023 due to an increase in interest rates and debt balance.

Other Income, Net

Other income, net increased by $3.3 million from $1.6 million for the nine months ended September 30, 2022 to $4.9 million for the nine months ended September 30, 2023, primarily as a result of the ERC of $2.9 million and increased interest income earned on the Company’s money market accounts which was partially offset by an increase in notes receivable interest.

Liquidity and Capital Resources

Overview

As of September 30, 2023, we had cash and cash equivalents of $35.8 million and an accumulated deficit of $370.7 million, compared to cash and cash equivalents of $70.4 million and an accumulated deficit of $345.9 million as of December 31, 2022. We incurred negative cash flows from operating activities of $34.2 million and $27.6 million for the nine months ended September 30, 2023 and 2022, respectively. We have incurred operating losses since our inception, and we anticipate that our operating losses will lessen in the near term as we adjust our sales and marketing initiatives, research and development activities and other corporate initiatives. The Company’s primary sources of capital to date have been proceeds from its IPO, private placements of its convertible preferred securities, borrowings under its credit facility, proceeds for its secondary public offering of common stock and revenues from sales of its products. As of September 30, 2023, the Company had $37.5 million of borrowings outstanding under its credit facility, which has a final maturity in March 2028. Subsequent to September 30, 2023, the Company drew down an additional $22.5 million pursuant to the terms of its amended credit facility. Management believes that the Company’s cash and cash equivalents as of September 30, 2023 and anticipated revenues from sales of its products are sufficient to fund the Company’s operations for at least 12 months from the issuance of these financial statements.

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

As of September 30, 2023, there were no significant changes to our material cash requirements as set forth in our Form 10-K, filed with the SEC on March 7, 2023.

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Net Cash Used in Operating Activities	$(34,171)	$(27,639)
Net Cash (Used in) Provided by Investing Activities	(759)	7,234
Net Cash Provided by (Used in) Financing Activities	437	(38)
Net (Decrease) in Cash and Cash Equivalents	$(34,493)	$(20,443)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $34.2 million, consisting primarily of a net loss of $24.8 million and an increase in net operating assets of $19.3 million, partially offset by non-cash charges of $9.9 million. The increase in net operating assets was primarily due to an increase in accounts receivable, the ERC and a decrease in accrued expenses. Non-cash charges consisted of depreciation and amortization, inventory impairment, non-cash interest expense, and share-based compensation.

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

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was $0.8 million, which was attributable to purchases of property and equipment and capitalized software costs partially offset by the repayment of our notes receivable.

Net cash provided by investing activities for the nine months ended September 30, 2022 was $7.2 million which was attributable to the repayment of our promissory note which were partially offset by purchases of property and equipment and capitalized software costs.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $0.4 million and primarily consisted of the additional debt net of the final payment and amendment fee paid in connection with the Solar Fourth Amendment.

Net cash used in financing activities for the nine months ended September 30, 2022 was $0.04 million and consisted of the amendment fee paid in relation to a 2022 amendment to the Solar Facility, which was offset by cash proceeds related to stock option exercises.

Indebtedness

Refer to “Debt” in Notes to Interim Financial Statements located in Part I – FINANCIAL INFORMATION, Item 1. Financial Statements for information regarding the Solar Facility.

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

Recent Accounting Pronouncements

Refer to “Summary of Significant Accounting Policies” and “Recent Accounting Pronouncements” in Notes to Interim Financial Statements located in Part I – FINANCIAL INFORMATION, Item 1. Financial Statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Refer to the information described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” section in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2023. There have been no material changes to our market risk described therein.

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

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and our Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Not applicable.

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

Rule 10b5-1 Trading Plans

On August 28, 2023, W. Andrew Macan, the Company’s Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 34,991 shares of the Company’s common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until the earlier of December 29, 2023, or the execution of all trades as contemplated by the trading arrangement.

During the three months ended September 30, 2023, no other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Chief Executive Officer Severance-Related Modifications

On November 2, 2023, the Company’s board of directors directed the Company to: (A) amend its employment agreement with Keith J. Sullivan, the Company’s President and Chief Executive Officer, to: (i) extend, from 18 months to 24 months, the duration of Mr. Sullivan’s severance benefits if the Company terminates Mr. Sullivan’s employment without cause, or if Mr. Sullivan resigns for good reason, within 12 months of a change in control; and (ii) reflect Mr. Sullivan’s current annual base salary, as approved by the Company’s board of directors via unanimous written consent on February 8, 2023, in lieu of the outdated annual base salary as reflected in such employment agreement prior to such amendment; and (B) take any other actions necessary to effectuate such amendments, which may include an amendment to any ancillary agreements by and between Mr. Sullivan and the Company regarding any such severance benefits. The Company expects to execute all such amendments during the quarter ending December 31, 2023.

Item 6.     Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit Number	Description

10.1◊

Fifth Amendment to Loan and Security Agreement, dated September 29, 2023, by and among SLR Investment Corp. (formerly known as Solar Capital Ltd.), as collateral agent, the lenders listed on the signature pages thereto, and Neuronetics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 3, 2023).

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

NEURONETICS, INC.
(Registrant)
Date: November 7, 2023	By:	/s/ Keith J. Sullivan
	Name:	Keith J. Sullivan
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
Date: November 7, 2023	By:	/s/ Stephen Furlong
	Name:	Stephen Furlong
	Title:	EVP, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)