Form 10-K
period 2023-12-31
Neuronetics, Inc.
filed 2024-03-08
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023) was approximately $56.5 million.

The number of shares of Registrant’s Common Stock outstanding as of February 29, 2024 was 29,756,053.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Report.

NEURONETICS, INC.

Annual Report on Form 10-K for the year ended December 31, 2023

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained herein, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “should,” “expect,” “plan,” “design,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” “outlook” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein. These risks and uncertainties include, without limitation, risks and uncertainties related to: the impact of public health crises on the Company’s operations, manufacturing and supply chain interruptions or delays; the Company’s ability to execute its business strategy; the Company’s ability to achieve or sustain profitable operations due to its history of losses; the Company’s reliance on the sale and use of its NeuroStar Advanced Therapy system to generate revenues; the scale and efficacy of the Company’s salesforce; the Company’s ability to retain talent; availability of coverage and reimbursement from third-party payors for treatments using the Company’s products; physician and patient demand for treatments using the Company’s products; developments in competing technologies and therapies for the indications that the Company’s products treat; product defects; the Company’s ability to obtain and maintain intellectual property protection for its technology; developments in clinical trials or regulatory review of NeuroStar Advanced Therapy system for additional indications; developments in regulation in the U.S. and other applicable jurisdictions; our ability to successfully roll-out our Better Me Guarantee Provider Program on the planned timeline; our self-sustainability and existing cash balances; and our ability to achieve cash flow break-even in the fourth quarter of 2024 and on a full-year basis in 2025. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. The Company cautions investors not to place undue reliance on these forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events, changed circumstances or otherwise.

Disclosure Channels to Disseminate Information

The Company announces material information to the public about the Company, its products and services and other matters through a variety of means, including filings with the United States Securities and Exchange Commission (the “SEC”), press releases, public conference calls, the Company’s website (https://neurostar.com/neuronetics/), including the Investors section thereof, and/or social media, including its Facebook page (https://www.facebook.com/NeuroStarAdvancedTMS/), X (formerly Twitter) account (@TMSTherapy), Instagram account (@NeurostarAdvancedTMS), YouTube account (https://www.youtube.com/user/NeuroStarTMSTherapy) and/or LinkedIn account (https://www.linkedin.com/company/neuronetics-inc./), in order to achieve broad, non-exclusionary distribution of information to the public. The Company encourages investors and others to review the information it makes public in these locations, as such information could be deemed to be material information. Please note that this list may be updated from time to time. Our website, Facebook page, X account, Instagram account, YouTube account and LinkedIn account, and the information contained therein or connected thereto, shall not be and is not intended to be incorporated by reference into this Annual Report on Form 10-K or our other filings with the SEC unless otherwise expressly provided.

PART I

Item 1.   Business.

Overview

We are a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from neurohealth disorders. Our first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation (“TMS”) to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the United States Food and Drug Administration (the “FDA”) to treat adult patients with major depressive disorder (“MDD”) who have failed to achieve satisfactory improvement from at least one prior antidepressant medication in the current MDD episode. It is also cleared by the FDA as an adjunct for adults with obsessive-compulsive disorder (“OCD”), and to decrease anxiety symptoms in adult patients with MDD that may exhibit comorbid anxiety symptoms (anxious depression). NeuroStar Advanced Therapy System is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We believe we are the market leader in TMS therapy based on the estimated 169,068 global patients treated with over 6.1 million of our treatment sessions through December 31, 2023. We generated revenues of $71.3 million for the year ended December 31, 2023.

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

The World Health Organization (the “WHO”) ranks MDD as the largest contributor to global disability and a major contributor to suicide worldwide. According to a study published in the Journal of PharmacoEconomics in 2021, the economic burden of MDD was estimated to be $326.2 billion, an increase of 37.9% relative to 2010. The WHO estimates indicate the proportion of the global population with depression to be 4.4% and that there are over 300 million people in the world living with depression. Based on U.S. Census Bureau data and a study published in the Journal of the American Medical Association, we estimate that approximately 21 million people between the ages of 22 and 70 years in the United States suffer from MDD annually, of whom an estimated 13.9 million, based on data from the Journal of the American Medical Association, are being treated by a psychiatrist. We estimate, based on data from the Sequenced Treatment Alternatives to Relieve Depression study (the “STAR*D Study”) that approximately 6.4 million of these patients have failed to achieve remission of their MDD from their prior antidepressant medication therapy and that approximately 3.8 million of those patients have commercial insurance or federal healthcare programs coverage for NeuroStar Advanced Therapy System. As a result, based on our expected revenues for a standard course of treatment, we believe our total annual addressable market opportunity for treatment sessions in the United States is approximately $8.9 billion.

Initial treatment options for MDD often consist of antidepressant medication prescribed by a primary care physician. Although a variety of antidepressant medications are available, drug therapy has at least two primary limitations: limited effectiveness and treatment-emergent side effects. These limitations were demonstrated in the STAR*D Study, a large clinical trial funded by the U.S. National Institute of Mental Health that enrolled more than 4,000 adult MDD patients at 41 clinical sites to examine the outcomes to a sequenced series of antidepressant medication attempts that mimicked best practices. In the STAR*D Study, only approximately 28% and 21% of patients achieved remission in their first and second medication attempts, respectively. Many patients taking antidepressant medications experience intolerable or troubling side effects that contribute to a delay or failure in attaining an effective or optimal antidepressant dose, poor patient treatment adherence or discontinuation of treatment therapy. The likelihood of achieving remission is limited and declines with each successive medication attempt.

TMS is considered an appropriate therapy for the treatment of MDD patients who have failed to achieve satisfactory improvement from at least one prior antidepressant medication. TMS is typically performed as an office-based procedure using a capital equipment system designed to deliver the magnetic pulses necessary to stimulate the areas of the brain associated with mood. A course of treatment typically requires treatment sessions five times per week for up to six weeks and can last from as short as three to as long as forty-five minutes per session. We believe the effectiveness of TMS depends on the healthcare provider’s ability to deliver a precise amount of magnetic pulses to a specific area of the brain in a manner that can be consistently repeated during each treatment session.

We designed the NeuroStar Advanced Therapy System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of existing treatment options. We believe our NeuroStar Advanced Therapy System provides our psychiatrist customers and their patients with several benefits, including clinically demonstrated response and remission with durable results, a demonstrated safety profile with limited treatment-emergent side effects and high patient adherence. Additionally, NeuroStar Advanced Therapy System was designed to provide a precise and reproducible office-based therapy that is efficient and convenient. Our therapy is delivered without general anesthesia or sedation, enabling the patient to drive and resume normal activities immediately following each treatment session. We couple our product’s clinical benefits with significant practice development resources, on-site clinical training and reimbursement and service support to help our psychiatrist customers develop a successful NeuroStar Advanced Therapy System practice. We also provide cloud-based practice management solutions that enhance convenience for both psychiatrists and patients. Based on our commercial data, we believe psychiatrists can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients, assuming these patients receive reimbursement from federal healthcare programs or commercial insurance at rates that are similar to what our customers have observed for existing and prior patients. We believe psychiatrists can generate approximately $8,500 of average revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We believe that the NeuroStar Advanced Therapy System coupled with these advantages offer significant improvement over competing TMS, which lack the ability to reproduce consistent treatments, significant clinical data from randomized outcome trials, practice development resources, and a cloud-based practice management system.

The safety, effectiveness and durability of NeuroStar Advanced Therapy System is supported by a large clinical data set published in 31 articles in peer-reviewed medical journals, including from 15 clinical studies that have collectively enrolled more than 1,000 adult patients suffering from MDD. Dunner, et. al. published results of a naturalistic, prospective, observational trial conducted at 42 U.S. clinical sites in 257 patients who had tried and failed to receive relief from one or more medication trials in their current MDD episode who were treated with an acute course of NeuroStar Advanced Therapy. Response and remission rates at 12 months were 68% and 45% respectively as measured by CGI-S.

Our growth strategy includes expanding our commercialization efforts in the United States, expanding international opportunities and pursuing pipeline development of our therapy for additional indications. Outside the United States, our products have received marketing authorizations in the European Union and Japan. Our initial international commercial focus is Japan, which has the third largest healthcare spend globally. We have entered into an exclusive distribution agreement with Teijin Pharma Limited (“Teijin”) a leading Japanese healthcare company, to further expand our commercialization efforts in this market. We are also evaluating the use of enhancements to our NeuroStar Advanced Therapy System to treat additional indications.

As of December 31, 2023, we had 1,145 active sites utilizing our NeuroStar Advanced Therapy Systems in the United States. We currently sell our NeuroStar Advanced Therapy System and recurring treatment sessions in the United States with the collaborative support of our 203 employees as of December 31, 2023.

We generate revenues from initial capital sales of our systems, sales of our recurring treatment sessions and service and repair and extended warranty contracts. We derive the majority of our revenues from recurring treatment sessions. For the year ended December 31, 2023, we generated revenues of $71.3 million and had a net loss of $30.2 million. Our revenues increased 9% during the year ended December 31, 2023 compared to the year ended December 31, 2022. For the year ended December 31, 2023, our U.S. revenues were $69.3 million, compared to $63.4 million for the year ended December 31, 2022, which represented an increase of 9% compared to the prior period. Revenues from treatment sessions represented 73% of our U.S. revenues for the year ended December 31, 2023 compared to 71% of our U.S. revenues for the prior year.

Our Strategy

Our goal is to maintain and extend our leadership position in TMS therapy for patients with neurohealth disorders. The key elements of our strategy include:

●	Improve customer targeting and expand our direct sales and customer support team to accelerate growth. To capture new psychiatrist customers, we plan to expand our specialized, direct sales organization that targets MDD treating psychiatric practices that accept reimbursement from private insurance and Medicare. Symphony Health estimates that there are approximately 26,300 group and solo practice sites in the United States with psychiatrists that prescribe antidepressant medications. Our direct sales force primarily targets 53,000 psychiatrists at 26,000 psychiatric practices that treat approximately 13.9 million patients based on data from the Journal of the American Medical Association. We estimate, based on data from the Sequenced Treatment Alternatives to Relieve Depression study (the “STAR*D Study”) that approximately 6.4 million of these patients have failed to achieve remission of their MDD from their prior antidepressant medication therapy and that approximately 3.8 million of those patients have commercial insurance or federal healthcare programs coverage for NeuroStar Advanced Therapy System. As a result, based on our expected revenues for a standard course of treatment, we believe our total annual addressable market opportunity for treatment sessions in the United States is approximately $8.9 billion.We intend to continue to expand our team of business development managers that are responsible for driving new customer acquisitions. To reach our target practices, we also plan to expand our advertising efforts, both online and through more traditional approaches, such as targeting leading psychiatric journals, practice outreach and education through webinars and in person events, attendance at key psychiatric trade shows and sponsoring clinical symposiums and product theaters.
●	Increase utilization of our new and existing active customer sites of NeuroStar Advanced Therapy Systems. We plan to expand our sales and customer support team to increase the number of patients treated at new and existing active customer sites using our NeuroStar Advanced Therapy Systems in the United States. We currently have 1,145 active customer sites in the United States. We currently have 47 NeuroStar practice development managers in 2023 (“PDMs”), to focus exclusively on helping increase patient utilization of NeuroStar Advanced Therapy System in a practice. We intend to add to this team to support our revenue growth. Our NeuroStar practice consultants focus their efforts on helping psychiatrist customers implement our Better Me Guarantee Provider pilot program and our 5 Stars Solution for Practice Success. We intend to make further investments in marketing resources, such as our marketing portal, which consists of customizable practice development and advertising materials, and digital patient outreach tools all of which are designed to drive patient awareness and help identify patients who can benefit from NeuroStar TMS within an existing practice and in the local community. We also plan to invest further in our direct to consumer marketing programs, which is comprised of paid search, display advertising, social media, billboards, radio and public relations.
●	Expand our international market opportunities. We primarily sell our products within the United States. We also sell our products through distributors in countries where we have received regulatory approval, including Japan, Saudi Arabia, The United Arab Emirates, Singapore, and the Republic of Korea. We primarily focus our commercial efforts outside of the United States on Japan. We worked

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

Research and Development

We invest in research and development for the use of the NeuroStar Advanced Therapy System in neurohealth disorders. Throughout our history, we have provided material support to more than 65 investigator-initiated trials and are currently considering a number of new indications for the use of the NeuroStar Advanced Therapy System related to neurohealth disorders.

Sales and Customer Support Team and Customer Training

As of December 31, 2023, our sales and customer support team consisted of 91 employees working collaboratively across the following departments: sales, marketing, field service and customer support, and reimbursement. In 2024, we plan to continue to expand our sales and customer support teams to have the largest direct sales and customer support team in the industry, including 47 NeuroStar practice development managers, 18 area sales managers, 7 clinical training managers, 18 field service and technical support specialists, 15 sales leaders, 8 customer service representatives, 4 inside sales managers and 10 reimbursement specialists and managers.

Key Customers, Sales and marketing—United States

We primarily market and sell the NeuroStar Advanced Therapy System and recurring treatment sessions to psychiatrists, with primary care physicians and pain management specialists representing a small percentage of our customer base. We are dependent upon a small number of customers, as the market for neurohealth disorder equipment is highly concentrated. In 2022, our largest customer acquired our second-largest customer. The combined entity accounted for 15% of our revenue in 2023. We executed a new long-term, exclusive agreement with the customer in 2023, which covers sales to the combined organization on what we believe are mutually beneficial terms.

We target approximately 53,000 psychiatrists across 26,000 psychiatric practices, We target these practices by the number of psychiatrists within their practices, the number of patients they treat and their acceptance of commercial insurance and Medicare. We believe that our psychiatrist targeting strategy makes for a well-defined customer base that is accessible by our direct sales organization.

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

Practice Management Support and Psychiatrist Training—United States

Our PDMs play a pivotal role in ensuring the success of our customers as they implement a new service line into their practice. In the early stages of implementation, they help the practice set goals, educate on the types of patients that can benefit from our therapy and train the office staff on how to talk with patients about TMS and how to use patient educational tools such as presentations, videos and starter kits. Once the practice begins treating patients, our PDMs will educate the psychiatrist on how to track clinical outcomes, interpret data and effectively convey results to existing and potential patients and referring physicians. Our PDMs also work with our customers to increase awareness with referring physicians and develop external marketing tactics. Our dedicated reimbursement managers help practices navigate issues regarding the reimbursement process including investigation of benefits, prior authorizations and claims documentation. This group has assisted our customers to conduct over 69,900 benefit investigations.

Psychiatrists and staff training on the NeuroStar Advanced Therapy System is a key to success within each practice. Our clinical training managers take the burden of clinical training off our NeuroStar practice consultants and provide a dedicated training resource to each customer. Clinical training managers conduct a hands-on training course that is scheduled after system installation at each practice and also provide ongoing advanced on-site clinical training.

To enhance the work our PDMs do to support customer training and education, our sales training team hosts bi-monthly NeuroStar University courses to educate existing customers on internal best practices that help them improve the patient experience and overall business operations. This group has trained 369 customers during the year 2023.

Field Support—United States

Our field service engineers are responsible for maintenance, repairs and installation. We provide a support hotline to respond to inquiries and technical questions that arise in all time zones.

International

We market our products in a few select markets outside the United States through independent distributors. In Japan, we have an exclusive distribution agreement with Teijin for the commercialization of our products. The current term of this distribution agreement expires March 31, 2027, subject to automatic renewal unless terminated by either party.

Competition

We have competitors that sell other forms of TMS therapy, including Brainsway, Apollo TMS, Magstim, MagVenture, CloudTMS and Nexstim, that compete directly with the NeuroStar Advanced Therapy System. We also face competition from pharmaceutical and other companies that develop products, such as antidepressant medications, for the treatment of neurohealth disorders.

For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors – Risks Related to Our Business and Industry.”

Intellectual Property

Our patent estate includes patents and applications with claims directed to our NeuroStar Advanced Therapy Systems and broader claims for potential future products and developments. On a worldwide basis, as of December 31, 2023, our patent estate included over 98 issued or allowed patents and 18 pending patent applications for our products and novel design methods, manufacturing processes, novel TMS devices and systems and future combination products that are mainly designed to treat psychiatric conditions or perform diagnostic procedures. In the United States, as of December 31, 2023, we owned or licensed 38 issued or allowed patents and 10 pending patent applications that are directed to our TMS technology. Outside the United States, as of December 31, 2023, we owned or licensed 60 issued or allowed patents, 7 pending patent applications and 1 pending Patent Cooperation Treaty application.

These U.S. issued patents are expected to remain in effect until between 2024 and 2035. Non-U.S. patents are expected to remain in effect until between 2024 and 2035. In 2024, we expect that five U.S. patents will expire and 14 non -U.S. patents will expire. Our worldwide intellectual property portfolio includes multiple pending patent applications relating to methods and apparatuses for the treatment of psychiatric health conditions in Australia, Canada, the European Union, Japan and the United States. Our patents and patent applications mainly relate to iron core technology, including materials, manufacturing methods, geometries, applications, and open core technologies, TMS design patents, including coil position, motor threshold level determination, contact sensing, and articulation arm designs, patient comfort, TMS support technologies and pulse monitoring, and potential next generation technologies.

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

Raw Materials, Manufacturing and Supply

We manage all aspects of product supply through our operations team based in Malvern, Pennsylvania. We outsource the manufacturing of components and high-level assemblies, which are produced and tested to our specifications. We rely on third parties to acquire the raw materials and provide components used in existing products and we expect to continue to do so for future products.

We establish our relationships with our third-party manufacturers and suppliers through supplier contracts and purchase orders. In most cases, these supplier relationships may be terminated by either party upon short notice. As of December 31, 2023, we engaged with Gharieni Group GmbH to supply our chair, Molex Incorporated to supply our SenStar Components, and other companies to supply components of our chairs and treatment packs. We are continuing to transition our console manufacturing to Ascential Technologies (previous D&K), collaborating with them on optimizing the global supply chain.

Reimbursement, Payor Relations and Customer Support

Based on our estimates, over 65 major private insurers in the United States, including the top 25 largest private insurers and federal healthcare programs, have coverage policies for reimbursement of TMS, including NeuroStar Advanced Therapy System, representing over 300 million covered lives or about 95% of the total payor covered lives in the United States.

Government Regulation

Our products and our operations are subject to extensive regulation by the FDA and other federal and state authorities in the United States, as well as comparable authorities in foreign jurisdictions.

FDA

Our products are subject to regulation as medical devices under the U.S. Federal Food, Drug, and Cosmetic Act, as amended (the “FDCA”), as implemented and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, import, export, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.

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

Clinical Trials

A clinical trial is typically required to support a PMA application or de novo classification and is sometimes required for a 510(k) pre-market notification, particularly in the case of changes to indications. Clinical trials for significant risk devices generally require submission of an application for an Investigational Device Exemption (“IDE”) to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the investigational protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the study is deemed a non-significant risk and eligible for more abbreviated IDE requirements. Clinical trials may begin once the IDE application is approved by the FDA (or abbreviated IDE due to non-significant risk determination) as well as the appropriate institutional review boards at the clinical trial sites, and the informed consent of the patients participating in the clinical trial is obtained. After a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to an unacceptable health risk. Any trials we conduct must be conducted in accordance with FDA regulations as well as other federal regulations and state laws concerning human subject protection and privacy. Moreover, the results of a clinical trial may not be sufficient to obtain clearance or approval of the product.

Changes to Marketed Devices

After a device receives 510(k) marketing clearance, or de novo classification, any modification that could significantly affect its safety or efficacy, or that would constitute a major change or modification in its intended use, will typically require a new 510(k) marketing clearance but may, depending on the modification, require a de novo classification or PMA. Depending on the scope of the change, a traditional, special, or abbreviated 510(k) application may be submitted. Compared to a traditional 510(k), a special 510(k) application may be used in special cases where: 1) the manufacturer makes a change to their own device; 2) performance data is unnecessary or well-established methods are available to evaluate the change; and 3) performance data necessary to demonstrate substantial equivalence can be presented in a summary or risk analysis format. In this case, the review time is shorter (approximately 30 days), compared to the review time of approximately 90 days for the traditional 510(k) pathway. Alternatively, the abbreviated 510(k) pathway may be used when the submission relies on FDA guidance documents, demonstration of compliance with special controls for the device type, and voluntary consensus standards. This pathway has a review time of approximately 90 days. The FDA requires each manufacturer to determine which pathway is most appropriate; however, in the event that the FDA disagrees with a manufacturer’s determination, it may ask the manufacturer to convert its application to another type (e.g., if the FDA determines that it requires additional information about the performance testing beyond the summary data, it may ask the manufacturer to convert a special 510(k) to a traditional 510(k)).

Many minor modifications today are accomplished by a manufacturer documenting the change in an internal letter-to-file (a “LTF”). The LTF is documented in lieu of submitting a new 510(k) or PMA to obtain clearance or approval for every change and includes the rationale for why a submission was not filed. The changes contained in the LTFs are then summarized and included within the following 510(k) or PMA submission. The FDA will review these changes during the submission process or during an inspection. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) marketing clearance or PMA is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties.

Post-Market Regulation

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

●	establishment registration and device listing with the FDA;
●	QSR requirements, which require manufacturers, including third-party manufacturers and contract manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and, manufacturing, and distribution process;

●	labeling and marketing regulations, which require that promotion is truthful, not misleading, fairly balanced and provide adequate directions for use and that all claims are substantiated, and also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; FDA guidance on off-label dissemination of information and responding to unsolicited requests for information;
●	clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices;
●	medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury or serious adverse events, if the malfunction were to recur;
●	correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
●	complying with regulations requiring Unique Device Identifiers on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database;
●	the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
●	post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and efficacy data for the device.

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

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

●	warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
●	recalls, withdrawals, or administrative detention or seizure of our products;
●	operating restrictions or partial suspension or total shutdown of production;

●	refusing or delaying requests for 510(k) marketing clearance or PMAs of new products or modified products;
●	withdrawing 510(k) clearances or PMAs that have already been authorized;
●	refusal to authorize export or import approvals for our products; or
●	criminal prosecution.

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

order or receipt of any item or service payable by a federal health care program. Private individuals, commonly known as “whistleblowers,” can bring FCA qui tam actions on behalf of the government and themselves, and may share in amounts paid by the entity to the government in recovery or settlement. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $13,946 to $27,894 (beginning in 2024) per false or fraudulent claim or statement. Many pharmaceutical and medical device manufacturers have been investigated and have reached substantial settlements under the FCA in connection with alleged off label promotion of their products and allegedly providing free products to customers with the expectation that the customers would bill federal health care programs for the product. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. There are also criminal penalties, including imprisonment and criminal fines, for making or presenting false, fictitious or fraudulent claims to the federal government;
●	the federal physician self-referral law (“Stark Law”) prohibits, subject to exceptions, referring Medicare patients for “designated health services” (including “durable medical equipment and supplies” and “outpatient hospital services”) (“DHS”) to entities with which a referring physician (or immediate family member) maintains a “financial relationship.” States (as required in order to maintain Medicaid funding) have further enacted similar prohibitions that apply to Medicaid, as well as other insurance programs, and which may be more restrictive than the Stark Law. Persons who attempt to circumvent these laws or submit (or cause others to submit) claims to payors in violation of these laws may be subject to significant civil and criminal penalties. As such, we are generally prohibited from billing for any services referred in violation of these laws. Importantly, we do not provide DHS and do not bill payors for DHS (or any other items or services). While we manufacture and sell equipment and supplies to our customers, we are not a Medicare supplier. Additionally, in instances in which we maintain contractual arrangements with physicians or hospitals, we have no reason to believe that we are engaged in assisting any person with circumventing these laws. Further, the services (specifically TMS) furnished (outside of a hospital context) by physician groups with whom we maintain contractual arrangements do not constitute DHS. Notably, however, the Stark Law is a strict liability statute and compliance is difficult to assure;
●	HIPAA, among other things, established various criminal health care fraud laws, which impose criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the applicable statute or specific intent to violate it or to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, which imposes privacy, security, transmission and breach reporting obligations with respect to individually identifiable health information upon “covered entities” subject to the law, including health plans, healthcare clearinghouses and certain healthcare providers and their respective business associates that perform services on their behalf that involve individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
●	the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” created under the Patient Protection and Affordable Care Act (“PPACA”), which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, Centers for Medicare and Medicare Services,(“CMS”), information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other professionals (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
●	foreign and state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers; state laws that require device manufacturers to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and other federal and state laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts and data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union, which adopted the GDPR, which became effective in May 2018).

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

United States Healthcare Reform

In the United States, a number of legislative and regulatory proposals have been considered or enacted to change the healthcare system in ways that could affect a medical device manufacturer’s business. Among policy makers and governmental and private insurers in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. For example, in 2010, the PPACA was enacted, which include measures to significantly change the way health care is financed by both governmental and private insurers, and significantly impacts the medical device industry. Among other ways in which it may impact a medical device manufacturer’s business, the PPACA:

●	established a Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical efficacy research in an effort to coordinate and develop such research;
●	required manufacturers to report certain payments and other transfers of value pursuant to the Physician Payments Sunshine Act, described above;
●	implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models; and
●	expanded the eligibility criteria for Medicaid programs and, originally, required certain employers to provide, and all individuals to obtain, health insurance.

Some of the provisions of the PPACA have yet to be implemented, and there were judicial and congressional challenges to certain aspects of the PPACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Most recently, under President Biden, the Department of Justice dropped its support of two Supreme Court cases challenging PPACA in addition to a case before the U.S. Court of Appeals for the Fifth Circuit. On January 28, 2021, President Biden signed an executive order to expand access to PPACA coverage, stating that it is the “policy” of the Biden administration to protect and strengthen the PPACA and directing agencies to consider suspending, revising, or rescinding actions related to President Trump’s executive orders that are inconsistent with this policy position. In the past, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. For example, in 2017 Congress effectively eliminated the individual mandate, which could result in adverse selection and decreased utilization of reimbursable healthcare services, such as those offered by healthcare providers via use of our products. Additionally, in 2019, Congress repealed a (repeatedly delayed) medical device excise tax previously passed under the PPACA. There is no way to know whether, and to what extent, if any, the PPACA will remain in-effect in the future, and it is unclear how judicial decisions, subsequent appeals, or other efforts to repeal and replace or, possibly, to restore the PPACA will impact the U.S. healthcare industry or our business.

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to product pricing, reduce the cost of certain products under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies. At the state level, individual states in the United States are also increasingly passing legislation and implementing regulations designed to control product pricing or manufacturer interactions with healthcare providers, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

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

Japanese Regulation

In Japan, medical devices are regulated mainly under the Pharmaceutical and Medical Device Act. This act was implemented on November 25, 2014 and served as a revision to the original Pharmaceutical Affairs Law of 2005. Under this regulation, medical devices must be approved prior to importation and commercial sale by the Pharmaceutical Medical Device Agency (“PMDA”) and Ministry of Health and Welfare (“MHLW”). The PMDA is the MHLW-created, quasi-independent agency that was established to review and approve pharmaceutics and medical devices for marketing in Japan. They are also responsible for Japan Good Manufacturing Practices audits, clinical studies oversight, and facility licensing. The approval process identifies a Marketing Authorization Holder (“MAH”), who is designated as the only authorized seller of products. Manufacturers of medical devices outside of Japan who do not operate through a Japanese entity are able to designate a MAH, known as a designated MAH (“D-MAH”), who will apply for product approval and take responsibility for the medical device within Japan. After receiving PMDA’s recommendations for marketing approval, the MHLW will ultimately evaluate and approve those pharmaceutics and medical devices deemed to be safe and effective. As part of its approval process, the MHLW may require that the product be tested in Japanese laboratories. The approval process ranges in length between two and twelve months, depending on the submission type (e.g., Todokede – for Class I devices, Ninsho – for Class II and III devices, or Shonin for Class II through IV devices). Since the NeuroStar Advanced Therapy System is classified as a Class III under Japanese law, Neuronetics has followed the Shonin process for pre-market approval. After approval is received, the MHLW issues a Shonin approval to Neuronetics’ D-MAH, thereby permitting such entity to import the device into Japan for sale. The MHLW is also responsible for creating policies, regulations, guidance documents, and laws, and governs safe use of medical products as well as for social insurance, reimbursement policies, and pricing.

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

Human Capital

Employees

As of December 31, 2023, we had 203 full time employees working collaboratively across our sales and customer support team, in research and development, including clinical, regulatory and certain quality functions, operations and in general and administrative. All of our employees are employed full time. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union. We believe that our employee relations are strong.

We recruit employees with the skills and training relevant to functional responsibilities. We believe that cultural fit and energy are important considerations. We assess the likelihood that a particular candidate will contribute to the Company’s overall goals, and beyond their specifically assigned tasks. We aim to provide market-based compensation and work to retain our employees for many years. During 2023, the Company continued to offer a two-day work from home policy to provide personal flexibility and support employees in managing family priorities.

Development

Developing employees contributes to growing our business. The Company has leadership development programs which bring a consistent approach to leadership development that all managers and directors are required to attend. The Company also provides learning opportunities for all employees to continue to progress their development and career at the Company.

Diversity, Inclusion and Belonging

A diverse and inclusive culture that provides fair and equitable opportunities helps the Company remain competitive, advance its innovation culture, and serve customers. The Company focuses on attracting and advancing top talent as well as advancing initiatives that enhance diversity, inclusion and belonging.

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

Corporate Information

We were incorporated in Delaware in April of 2003. Our principal executive offices are located at 3222 Phoenixville Pike, Malvern, Pennsylvania 19355, and our telephone number is (610) 640-4202. Our website address is https://neurostar.com/neuronetics/. We make available, free of charge on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov. The information contained on, or accessible through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider any information contained in, or that can be accessed through, our website as part of this Annual Report on Form 10-K.

Summary Risk Factors

An investment in shares of our common stock involves significant risks. See the “Risk Factors” section of this Annual Report on Form 10-K. These risks include, among others:

●	We have incurred losses in the past and may be unable to achieve or sustain profitability in the future.
●	If insurance coverage is unavailable or reimbursement from third-party payors for treatments using our products significantly declines, psychiatrists may be reluctant to use our products.
●	Our revenue has been concentrated among a small number of customers, and if we lose any of these customers and fail to replace them, or if any of these customers fail to perform their obligations to us, our revenue may decrease substantially.
●	Our success depends upon patient satisfaction with the effectiveness of our NeuroStar Advanced Therapy System.
●	We operate in a very competitive environment and if we are unable to compete successfully against our existing or potential competitors, our sales and operating results may be negatively affected.
●	The loss of certain members of our senior management or our inability to attract and retain highly skilled executives, salespeople, product development and other personnel could negatively impact our business.
●	We rely on single-source suppliers for some components used in our NeuroStar Advanced Therapy System and on a single manufacturer for the assembly of our NeuroStar Advanced Therapy System, and we may be unable to find replacements or immediately transition to alternative parties for these components.
●	We rely on a network of third-party distributors to market and distribute our products internationally, and if we are unable to maintain and expand this network, we may be unable to generate anticipated sales.
●	If we are not able to obtain and enforce patent protection for our technologies, products, or product candidates, development and commercialization of our products and product candidates may be adversely affected.
●	Our products and operations are subject to extensive government regulation and oversight both in the United States and abroad, and our failure to comply with applicable requirements could harm our business.
●	Modifications to our products may require new 510(k) clearances, de novo classification or PMAs, and may require us to cease marketing or recall the modified products until clearances are obtained.
●	Our products must be manufactured in accordance with federal and state regulations, and we could be forced to recall our installed systems or terminate production if we fail to comply with these regulations.
●	Our products may cause or contribute to adverse medical events that we are required to report to the FDA, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.
●	We are subject to certain federal, state and foreign fraud and abuse laws, health information privacy and security laws and transparency laws, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.
●	Our operating results are directly dependent upon the sales and marketing efforts of our sales and customer support team as well as our field sales personnel in the United States and our independent third-party distributors outside of the United States. If our employees or our independent distributors fail to adequately promote, market and sell our products, our sales could significantly decrease.
●	We may need to raise additional capital to fund our existing commercial operations, develop and commercialize new products and expand our operations.
●	The terms of our credit facility place restrictions on our operating and financial flexibility and could subject us to potential default. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

●	If we experience significant disruptions in our information technology systems, our business may be adversely affected.

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

We have incurred net losses since inception, including net losses of $30.2 million and $37.2 million for the years ended December 31, 2023 and 2022, respectively. As a result of ongoing losses, as of December 31, 2023, we had an accumulated deficit of $376.1 million. We expect to continue to incur significant sales and marketing, product development, regulatory and other expenses as we continue to expand our marketing efforts to increase adoption of our products and expand existing relationships with our customers, to obtain regulatory clearances or approvals for our products in additional countries and for additional indications, and to develop new products or add new features to our existing products. The net losses we incur may fluctuate significantly from quarter to quarter. We will need to generate significant additional revenues to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

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

Our business and ability to meet obligations to our customers may be disrupted and our results of operations, financial condition, cash flows and liquidity may be adversely affected by a global pandemic or epidemic diseases.

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

Throughout the year ended 2021 and into early 2022, we experienced a material impact to revenue particularly with regard to U.S. treatment session revenues as a result of the COVID-19 pandemic. Capital equipment sales and treatment session revenues may continue to be materially impacted by the pandemic as customers defer capital purchase decisions and delay new patient treatment starts. Further, during the COVID-19 pandemic, several countries placed significant restrictions on travel within their respective borders, leading to extended business closures in some instances.

The significance of the impact of a global pandemic on our operations depends on numerous evolving factors that we may not be able to accurately predict or effectively respond to, including, among others:

●	the effect on global economic activity, financial markets and the resulting impact on our customer’s businesses, their credit and liquidity, and their demand for our solutions and services, as well as their ability to pay;
●	our ability to deliver and implement our solutions in a timely manner, including as a result of supply chain disruptions and related cost increases; and
●	actions taken by U.S., foreign, state, and local governments, suppliers, and individuals in response to the outbreak (including the extent of travel restrictions and business closures).

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

Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that a treatment is neither experimental nor investigational, safe, effective, medically reasonable and necessary (which may include provision of treatment only in the absence of certain alternatives), appropriate for the specific patient, cost-effective, supported by peer-reviewed medical journals and/or included in clinical practice guidelines.

In the United States, there is no uniform policy of coverage and reimbursement among third-party payors. Third-party payors often rely upon Medicare coverage policies and payment limitations in setting their own reimbursement policies, but also have their own methods and approval process apart from Medicare coverage and reimbursement determinations. Therefore, coverage, reimbursement and utilization guidelines for treatments may differ significantly from payor to payor. Decisions regarding the extent of coverage and amount of reimbursement to be provided for an in-office treatment is made on a plan-by-plan basis. One payor’s determination to provide coverage for a specific treatment does not assure that other payors will also provide coverage, and adequate reimbursement.

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

There is a learning process involved for treatment providers to become proficient in the use of our products, which requires us to spend considerable time and resources for training. It is critical to the success of our commercialization efforts to train a sufficient number of psychiatrists and to provide them with adequate, ongoing instruction and training in the use of our products. This training process generally requires psychiatrists to review and study product materials, engage in multi-day, hands-on training sessions for up to four hours per day and participate in a multi-day observational period prior to treating patients independently. This training process may also take longer than expected or be more complicated than the psychiatrists or their personnel are comfortable with and may therefore affect our ability to increase sales. Convincing psychiatrists to dedicate the time and energy necessary for adequate training is challenging, and we may not be successful in these efforts.

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

We train our customers to select the appropriate patient candidates for treatment using the NeuroStar Advanced Therapy System, explain to their patients the time-period over which the results from a treatment course can be expected to occur, and measure the success of treatments using medical guidelines. However, our customers may not select appropriate patient candidates for NeuroStar Advanced Therapy System treatment, which may produce results that may not meet patients’ expectations. In addition, the efficacy of treatment is dependent on proper patient set up at the initial treatment session and duplication of that set up at future treatment sessions. To the extent customers do not make the proper measurements for a specific patient or use the same procedures at each treatment session, it could result in variability of the treatment efficacy and results for the patient. If patients are not satisfied with the results of our NeuroStar Advanced Therapy System, our reputation and future sales will suffer.

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

Our success depends on the skills, experience and performance of the members of our senior management team. The individual and collective efforts of these employees will be important as we continue to develop our products and as we expand our commercial activities. We believe that it is challenging to identify individuals with the requisite skills to serve in many of our key positions, and the loss or incapacity of existing members of our executive management team could negatively impact our operations. We did not maintain key person life insurance on any of our employees in 2023 (other than our Chief Executive Officer, on whom we maintained a $1,000,000 key person life insurance policy) and do not expect to in the future. Our Chief Executive Officer’s employment agreement does not guarantee our retention of our Chief Executive Officer for any period of time.

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

Any transition to a new supplier or contract manufacturer could be time-consuming and expensive, may result in interruptions in our operations and product delivery, could affect the performance specifications of our NeuroStar Advanced Therapy System or could require that we modify its design. If we are required to change our contract manufacturer, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality and applicable regulatory requirements, which could further impede our ability to manufacture our products in a timely manner. If the change in manufacturer results in a significant change to any product, a new 510(k) clearance from the FDA or similar non-U.S. regulatory authorization may be necessary before we implement the change, which could cause a substantial delay. We cannot assure you that we will be able to identify and engage alternative suppliers or contract manufacturers on similar terms or without delay. Furthermore, our contract manufacturer could require us to move to a different production facility. The occurrence of any of these events could harm our ability to meet the demand for our NeuroStar Advanced Therapy System in a timely and cost-effective manner. During 2023, we transitioned to a new contract manufacturer for our console in a planned process.

We may be unable to achieve or manage our anticipated growth effectively, which could make it difficult to execute our business strategy.

We have a relatively short history of operating as a commercial company and our growth rate may be volatile. For example for 2023, 2022 and 2021 our growth rate was 9%, 18% and 12% respectively. We intend to grow our business operations and may experience periods of rapid growth and expansion. This anticipated growth could create a strain on our organizational, administrative and operational infrastructure, including our supply chain operations, quality control, technical support and customer service, sales force management and general and financial administration. We may be unable to maintain the quality, or delivery timelines, of our products or customer service or satisfy customer demand if our business grows too rapidly. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, and our reporting systems and procedures. We may implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain and failure to complete this in a timely and efficient manner could harm our business.

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

The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subjects us to extensive U.S. and other foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. We expect our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets. Our international business operations are subject to a variety of risks, including:

●	difficulties in staffing and managing foreign and geographically dispersed operations, to the extent we establish non-U.S. operations;
●	attaining reimbursement under differing and multiple payor reimbursement regimes, government payors or patient self-pay systems;
●	difficulties in determining and creating the proper sales pathway in new, international markets;
●	compliance with various U.S. and international laws, including export control laws and the U.S. Foreign Corrupt Practices Act of 1977, (the “FCPA”), and anti-money laundering laws;
●	differing regulatory requirements for obtaining clearances or approvals to market our products;
●	changes in, or uncertainties relating to, foreign rules and regulations that may impact our ability to sell our products, perform services or repatriate profits to the United States;

●	tariffs and trade barriers, export regulations, sanctions and other regulatory and contractual limitations on our ability to sell our products in certain foreign markets;
●	potential adverse tax consequences, including imposition of limitations on or increases of withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;
●	imposition of differing labor laws and standards;
●	armed conflicts or economic, political, health (including pandemic diseases) or social instability in foreign countries and regions;
●	fluctuations in foreign currency exchange rates;
●	an inability, or reduced ability, to protect our intellectual property, including any effect of compulsory licensing imposed by government action;
●	availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us; and
●	conducting post-market surveillance on product performance.

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

Our clinical trials are managed by our own staff and personnel, but we rely in part upon certain third parties, including clinical trial sites, medical institutions, clinical research organizations, (“CROs”), and private practices, for, among other things, site monitoring, statistical work and electronic data capture in our clinical trials. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocols, and legal, regulatory and scientific standards, including current good clinical practices, (“CGCPs”), which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for clinical trials. If we or any such third parties fail to comply with applicable CGCPs, the clinical data generated in such trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving a marketing application for any particular indication. In addition, if such third parties do not devote sufficient time and resources to our clinical trials or otherwise carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they assist in obtaining is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates in a specified indication.

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

We will face significant risks if we fail to comply with the FCPA and other laws that prohibit improper payments, offers or promises of payment to foreign governments and their officials and political parties by us and other business entities for the purpose of obtaining or retaining business or other advantages. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other laws and regulations. We have implemented company policies relating to compliance with the FCPA and similar laws. However, such policies may not be effective at preventing all potential FCPA or other violations. Although our agreements with our international distributors state our expectations for our distributors’ compliance with U.S. laws, including the FCPA, and provide us with various remedies upon any non-

compliance, including the ability to terminate the agreement, our distributors may not comply with U.S. laws, including the FCPA.

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

The security measures we have implemented relating to our NeuroStar Advanced Therapy System and TrakStar database, specifically, and our operations, generally, may not prevent security breaches that could harm our business. Advances in computer capabilities, inadequate technology or facility security measures or other factors may result in a compromise or breach of our systems and the data and PHI we store and process. Our security measures have been and may in the future be breached as a result of actions by third parties or employee error or malfeasance. A party who is able to circumvent our security measures or exploit inadequacies in our security measures, could, among other things, misappropriate proprietary information, including information about our customers and their patients, cause the loss or disclosure of some or all of this information, cause interruptions in our or our customers’ operations or expose our customers to computer viruses or other disruptions or vulnerabilities. Any compromise of our systems or the data we store or process could implicate reporting requirements under HIPAA, result in a loss of confidence in the security of our software, damage our reputation, disrupt our business, lead to legal liability and adversely affect our results of operations. Moreover, a compromise of our systems could remain undetected for an extended period of time, exacerbating the impact of that compromise. Actual or perceived vulnerabilities may lead to claims against us by our customers, their patients or other third parties, including the federal and state governments. While our customer agreements typically contain provisions that seek to limit our liability, there is no assurance these provisions will be enforceable and effective under applicable law. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

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

We have experienced and may continue to experience meaningful variability in our sales and gross profit among fiscal quarters. In the first quarter, our results can be impacted by the resetting of annual U.S. patient healthcare insurance plan deductibles, which may cause delays in patients seeking NeuroStar Advanced Therapy System treatments. Historically, we have seen a sequential decline in third quarter revenues, which we believe is attributable to summer vacation plans of psychiatrists and patients. In addition, the fourth quarter has consistently been a strong revenue quarter on a sequential basis primarily due to U.S. psychiatrists’ historical timing for capital expenditures and patients’ needs to exhaust remaining balances in flexible spending accounts.

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

Patents have a limited lifespan. In the US, the natural expiration of a utility patent is generally 20 years after its first effective filing date. The natural expiration of a design patent is generally 14 years after the grant of the design patent for design patent applications filed before May 13, 2014, and the natural expiration of a design patent is generally 15 years after the grant of the design patent for design patent applications that are filed on or after May 13, 2015. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our technologies, products, or product candidates are obtained, once the patent life has expired, we may be open to competition. Patents covering some of our core technology have expired or will expire within the next five years. In addition, although upon issuance in the United States a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent life to protect our technologies, products, and product candidates, our business and results of operations will be adversely affected.

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

We may become party to future adversarial proceedings regarding our patent portfolio or the patents of third parties. Such proceedings could include supplemental examination or contested post-grant proceedings such as review, reexamination, interference or derivation proceedings before the USPTO and challenges in U.S. District Court. Patents may be subjected to opposition, post-grant review or comparable proceedings lodged in various foreign, both national and regional, patent offices. The legal threshold for initiating litigation or contested proceedings may be low, so that even lawsuits or proceedings with a low probability of success might be initiated. Litigation and contested proceedings can also be expensive and time-consuming, regardless of the merit of the claims, and our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can.

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

Our patent rights may be affected by developments or uncertainty in the patent statute, patent case law or USPTO rules and regulations. There are a number of recent changes to the patent laws that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the United States has enacted and is currently implementing the America Invents Act of 2011, a wide-ranging patent reform legislation. These changes include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. As an example, the first to file provisions, which became effective March 2013, mean that the party that is first to file in the United States generally is awarded the patent rights, regardless of who invented first. This could have a negative impact on some of our IP and could increase uncertainties surrounding obtaining and enforcement or defense of our issued patents. Further, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain future patents, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents or future patents.

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

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including: we may be unable to demonstrate to the FDA’s satisfaction that the product or modification is substantially equivalent to the proposed predicate device or safe and effective for its intended use; the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required; and the manufacturing process or facilities we use may not meet applicable requirements. The FDA may also, instead of accepting a 510(k) submission, require us to submit a PMA, which is typically a much more complex, lengthy, and burdensome application than a 510(k) submission. To support a PMA, the FDA would likely require that we conduct one or more clinical studies to demonstrate that the device is safe and effective. In some cases, such studies may be requested for a 510(k) as well. We may not be able to meet the requirements to obtain 510(k) clearance or PMA (or a de novo classification request), in which case the FDA may not grant any necessary clearances or approvals. In addition, the FDA may place significant limitations upon the intended uses of our products as a condition to a 510(k) clearance or PMA. Product applications can also be denied or withdrawn due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following clearance or approval. Any delays or failure to obtain FDA clearance or approval of new products we develop, any limitations imposed by the FDA on new product use or the costs of obtaining FDA clearance or approvals could have a material adverse effect on our business, financial condition, and results of operations.

Even if granted, a 510(k) clearance, de novo classification, or PMA imposes substantial restrictions on how our devices may be marketed or sold, and the FDA continues to place considerable restrictions on our products and operations. For example, the manufacture of medical devices must comply with the FDA’s Quality System Regulation (QSR). In addition, manufacturers must register their manufacturing facilities, list the products with the FDA, and comply with requirements relating to labeling, marketing, complaint handling, adverse event and medical device reporting, reporting of corrections and removals, and import and export restrictions. The FDA monitors compliance with the QSR and these other requirements through periodic inspections. If our facilities or those of our manufacturers or suppliers are found to be in violation of applicable laws and regulations, or if we or our manufacturers or suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement action, including any of the following sanctions: untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties; customer notifications or repair, replacement, refunds, recalls, detention or seizure of our products; operating restrictions or partial suspension or total shutdown of production; refusing or delaying requests for 510(k) marketing clearance or PMA of new products or modified products; withdrawing 510(k) marketing clearances or PMAs that have already been granted; refusing to provide Certificates for Foreign Government; refusing to grant export approval for our products; or pursuing criminal prosecution. Any of these sanctions could impair our ability to produce or commercialize our products in a cost-effective and timely manner in order to meet our customers’ demands and could have a material adverse effect on our reputation, business, results of operations and financial condition. We may also be required to bear other regulatory compliance costs or take other actions that may have a negative impact on our sales and our ability to generate profits.

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

Modifications to our products may require new 510(k) clearances. de novo classification, or PMAs, and may require us to cease marketing or recall the modified products until clearances or approvals are obtained.

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

There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims and physician transparency laws. Our business practices and relationships with providers, patients and third-party payors are subject to scrutiny under these laws. We may also be subject to patient information privacy and security regulation by both the federal government in addition to the states and foreign jurisdictions in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits any person or entity from, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or a specific intent to violate. Moreover, the government may assert that a claim for reimbursement that includes items resulting from a violation of the federal healthcare Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (“FCA”). Although there are a number of statutory exceptions and regulatory safe harbors to the federal healthcare Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend medical device products, including discounts, or engaging individuals as speakers, consultants, or advisors, may be subject to scrutiny if they do not fit squarely within an exception or a safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as reimbursement support programs, educational or research grants, or charitable donations;
●	the federal civil and criminal false claims laws and civil monetary penalty laws, such as the FCA, which can be enforced by private citizens through civil qui tam actions, prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment of federal funds, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. The Social Security Act also has a provision that provides for the imposition of civil monetary penalties against any person who offers or transfers remuneration to a Medicare or Medicaid beneficiary that such person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier for the order or receipt of any item or service payable by a federal health care program. Private individuals commonly known as “whistleblowers,” can bring FCA qui tam actions on behalf of the government and themselves, and may share in amounts paid by the entity to the government in recovery or settlement. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $13,946 to $27,894 (beginning in 2024) per false or fraudulent claim or statement. Many pharmaceutical and medical device manufacturers have been investigated and have reached substantial settlements under the FCA in connection with alleged off label promotion of their products, and allegedly providing free products to customers with the expectation that the customers would bill federal health care programs for the product. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. There are also criminal penalties, including imprisonment and criminal fines, for making or presenting false, fictitious or fraudulent claims to the federal government;
●	the federal physician self-referral law (“Stark Law”) prohibits, subject to exceptions, referring Medicare patients for “designated health services” (including “durable medical equipment and supplies” and “outpatient hospital services”) (“DHS”) to entities with which a referring physician (or immediate family member) maintains a “financial relationship.” States (as required in order to maintain Medicaid funding) have further enacted similar prohibitions that apply to Medicaid, as well as other insurance programs, and which may be more restrictive than the Stark Law. Persons who attempt to circumvent these laws or submit (or cause others to submit) claims to payors in violation of these laws may be subject to significant civil and criminal penalties. As such, we are generally prohibited from billing for any services referred in violation of these laws. Importantly, we do not provide DHS and do not bill payors for DHS (or any other items or services). While we manufacture and sell equipment and supplies to our customers, we are not a Medicare supplier. Additionally, in instances in which we maintain contractual arrangements with physicians or hospitals, we have no reason to believe that we are engaged in assisting any person with circumventing these laws. Further, the services (specifically TMS) furnished (outside of a hospital context) by physician groups with whom we maintain contractual arrangements do not constitute DHS. Notably, however, the Stark Law is a strict liability statute and compliance is difficult to assure;
●	HIPAA among other things established various criminal health care fraud laws, which impose criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the applicable statute or specific intent to violate it or to have committed a violation;
●	HIPAA, as amended by HITECH, and their implementing regulations, which imposes privacy, security, transmission and breach reporting obligations with respect to individually identifiable health information upon “covered entities” subject to the law, including health plans, healthcare clearinghouses and certain healthcare providers and their respective business associates that perform services on their behalf that involve individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
●	the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act” created under the PPACA, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, Centers for Medicare and Medicare Services (“CMS”), information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) other professionals (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
●	foreign and state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers; state laws that require device manufacturers to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and other federal and state laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts and data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union, which adopted the GDPR, which became effective in May 2018).

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

For example, in March 2010, the PPACA was enacted in the United States, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other ways in which it may impact our business, the PPACA:

●	establishes a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research;
●	required manufacturers to report certain payments and other transfers of value pursuant to the Physician Payments Sunshine Act, described above;
●	implements payment system reforms including a national pilot program on payment bundling to encourage hospitals, psychiatrists and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models; and
●	expands the eligibility criteria for Medicaid programs and, originally, required certain employers to provide, and all individuals to obtain, health insurance.

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

We are exposed to the risk that our employees, distributors, and other third parties may engage in inappropriate, fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate, regardless of intent, regulations of the FDA and other U.S. healthcare regulators, as well as non-U.S. regulators, including by violating laws requiring the reporting of true, complete and accurate information to such regulators, manufacturing standards, healthcare fraud and abuse laws and regulations in the United States and abroad or laws that require the true, complete, and accurate reporting of financial information or data. In particular, sales, marketing, and business arrangements in the healthcare industry, including the sale, promotion and labeling of medical devices or arrangements with healthcare providers, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing, patient steering and other abusive practices, as described herein. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer or patient incentive programs, and other business, investment or compensation arrangements. It is not always possible to identify and deter misconduct by our employees, distributors, and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Efforts to ensure that the activities of these parties will comply with applicable healthcare laws and regulations involve substantial costs. These risks may exceed those which we have identified, and the processes and policies we have implemented may not be sufficient to prevent misconduct. Noncompliance may result in the imposition of significant fines or other sanctions, including civil, criminal and administrative penalties, monetary damages, fines, individual imprisonment, disgorgement, possible exclusion from participation in government healthcare programs, additional reporting obligations and oversight if we becomes subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and the curtailment of our operations. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations.

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

If our available cash balances, potential future borrowing capacity, and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our products as a result of the risks described in this Annual Report on Form 10-K, we may seek to sell common or preferred equity or debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. Our present and future funding requirements will depend on many other factors, including:

●	our ability to achieve revenue growth and improve operating margins;
●	our ability to comply with financial and other restrictive covenants in our credit facility, which, among other things, requires us to maintain specified financial covenants;
●	our ability to improve or maintain coverage and reimbursement arrangements with domestic third-party and government payors;
●	our rate of progress in establishing coverage and reimbursement arrangements from international commercial third-party and government payors, particularly in Japan;
●	the cost of expanding our operations and offerings, including our sales and marketing efforts;
●	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our products and maintaining or improving our sales to our current customers;

●	the cost of research and development activities, including research and development relating to additional indications;
●	the effect of competing technological and market developments;
●	costs related to international expansion; and
●	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.

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

Additional capital may not be available to us at such times or in the amounts we need. Even if capital is available, it might be available only on unfavorable terms. Any issuance of additional equity or equity-linked securities could be dilutive to our existing stockholders, and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock, including the shares of common stock sold in this offering. Debt financing, if available, may involve covenants further restricting our operations or our ability to incur additional debt, pay dividends, repurchase our stock, make investments and engage in merger, consolidation or asset sale transactions. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish or license some rights to our technologies or products, on terms that are not favorable to us. If access to sufficient capital is not available as and when needed, our business will be materially impaired and we may be required to cease operations, curtail one or more product development or commercialization programs, significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all our assets.

The terms of our credit facility place restrictions on our operating and financial flexibility and could subject us to potential default. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On September 29, 2023, the Company entered into a fifth amendment (the “Solar Fifth Amendment”) to the Loan and Security Agreement dated March 2, 2020 with SLR Investment Corp.(formerly known as Solar Capital Ltd.) (“Solar”), as collateral agent, and the lenders as defined in the agreement, that is secured by a lien covering substantially all of our assets (as amended, the “Solar Facility”). The credit facility contains customary covenants and events of default applicable to us. The affirmative covenants include, among others, a covenant that requires us to achieve agreed amounts of trailing twelve month net product revenue (“net product revenue covenant”), measured monthly through the term of the credit facility. The negative covenants include, among others, restrictions on us transferring collateral, changing businesses, engaging in mergers or acquisitions, incurring additional indebtedness and encumbering collateral. If we default under the credit facility, Solar may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, Solar’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Solar could declare a default upon the occurrence of any event that it interprets as a material adverse effect as defined under the credit facility, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by Solar of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

In certain months of 2023 and 2021, we did not achieve the required revenue under the net product revenue covenant and we obtained waivers from Solar to cure the non-compliance of the net product revenue covenant. We cannot provide any assurance that our lender would provide us with a waiver should we not be in compliance in the future. A failure to maintain compliance along with our lender not agreeing to a waiver for the non-compliance would cause the outstanding borrowings to be in default and payable on demand which would have a material adverse effect on us and our ability to continue as a going concern.

Our ability to comply with financial covenant tests can be affected by events beyond our control, including economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our existing or future debt and meet our other obligations. If we do not have enough money to service our existing or future debt, we may be required to refinance all or part of our existing or future debt, sell assets, borrow more money or raise equity. We may not be able to refinance our existing or future debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2023, we had federal and state net operating loss carryforwards of $338.0 million and $217.1 million, respectively. The federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2024. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have not done an analysis to determine whether or not ownership changes have occurred since inception and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Shares of common stock that are either subject to outstanding options, or are outstanding but subject to vesting or reserved for future issuance under our 2018 Equity Incentive Plan (the “2018 Plan”), will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act. We have also filed a registration statement permitting certain shares of common stock issued under our 2003 Stock Incentive Plan, or the 2003 Plan, and shares of common stock issued pursuant to the 2018 Plan or our 2018 Employee Stock Purchase Plan (the “2018 ESPP”), to be freely resold by plan participants in the public market, subject to applicable vesting schedules and, for shares held by directors, executive officers and other affiliates, volume limitations under Rule 144 under the Securities Act. Both the 2018 Plan and the 2018 ESPP contain provisions for the annual increase of the number of shares reserved for issuance under such plans, which shares we also intend to register. If the shares we may issue from time to time under the 2003 Plan, the 2018 Plan or the 2018 ESPP are sold, or if it is perceived that they will be sold, by the award recipients in the public market, the price of our common stock could decline.

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

As of February 29, 2024, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially owned approximately 10% of our outstanding common stock. Accordingly, these stockholders have a material influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, mergers, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of the company, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing price of our common stock. The significant concentration of stock ownership may negatively impact the price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on our behalf, other than an action or suit to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, (ii) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General

Corporation Law or our amended and restated certificate of incorporation or amended and restated bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or amended and restated bylaws or (v) any action asserting a claim governed by the internal affairs doctrine. Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Some companies that adopted a similar federal district court forum selection provision are currently subject to a suit in the Chancery Court of Delaware by stockholders who assert that the provision is not enforceable. If a court were to find either choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business.

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

While we currently qualify as a smaller reporting company under SEC regulations, we cannot be certain whether taking advantage of the reduced disclosure requirements applicable to these companies will not make our common stock less attractive to investors. Once we lose smaller reporting company status, the costs and demands placed upon our management are expected to increase.

The SEC’s rules permit smaller reporting companies to take advantage of certain exemptions from various reporting requirements applicable to other public companies. As long as we qualify as a smaller reporting company, based on our public float, and report less than $100 million in annual revenues in a fiscal year we are permitted, and we intend to, omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act.

Our status as an emerging growth company expired as of December 31, 2023. While we expect to remain a smaller reporting company and non-accelerated filer, we now face increased disclosure requirements as a non-emerging growth company, such as stockholder advisory votes on executive compensation (“say-on-pay”). Until such time that we lose smaller reporting company status, it is unclear if investors will find our common stock less attractive because we may rely on certain disclosure exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and could cause our stock price to decline.

As a result of the loss of our emerging growth company status, we expect the costs and demands placed upon our management to increase, as we now have to comply with additional disclosure and accounting requirements. In addition, even if we remain a smaller reporting company, if our public float exceeds $75 million and we report $100 million or more in annual revenues in a fiscal year, we will become subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring an independent registered public accounting firm to provide an attestation report on the effectiveness of our internal control over financial reporting, making the public reporting process more costly.

We are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and the value of our common stock.

As a public company, we are required under the Sarbanes-Oxley Act to maintain effective disclosure controls and procedures and internal control over financial reporting. We have developed disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and regulations, and that information required to be disclosed in reports under the Exchange Act, is communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future. We believe that any disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations reflect the reality that judgments can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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

Item 1B.   Unresolved Staff Comments.

None.

Item 1C.   Cybersecurity.

Risk Management and Strategy

We regularly assess risks from cybersecurity threats; monitor our information systems for potential vulnerabilities; and test those systems pursuant to our cybersecurity policies, processes, and practices, which are integrated into our overall risk management program. To protect our information systems from cybersecurity threats, we use various industry standard security tools that are designed to help identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. Given the prevalence of social engineering attacks, we have implemented a two-pronged approach of training and security mitigations: educating users about how to detect a potential attack (phishing, malware, etc.) and security tools, which can decrease the likelihood of occurrence through multi-factor authentication, endpoint detection and response and other tools focused on locking down cyber threats. A team of industry experts comprised of representatives from our Information Technology department and support functions, along with outside experts assesses risks based on probability and potential impact to key business systems and processes. Risks that are considered high are incorporated into our overall risk management program. A mitigation plan is developed for each identified high risk, with progress reported to the Executive Leadership Team and Audit Committee and tracked as part of our overall risk management program overseen by the Audit Committee of our board of directors. These mitigations target implementing automated tools for detection and prevention wherever possible, supplemented by training and process controls as needed. Recurring maintenance, reporting and awareness tasks are conducted and documented within our Service Management Software and Security tools for record keeping and trending.

We collaborate with third parties to assess the effectiveness of our cybersecurity prevention and response systems and processes through various penetration testing and best practice reviews. These include cybersecurity assessors, consultants, and other external cybersecurity experts to assist in the identification, verification, and validation of cybersecurity risks, as well as to support associated mitigation plans when necessary. We are aware that cybersecurity is a continually changing landscape and as a result, the engagement with these experts helps us evaluate our risk-based processes with respect to the trends.

Cybersecurity threats, including those resulting from any previous cybersecurity incidents, have not materially affected our Company, including our business strategy, results of operations, or financial condition. We do not believe that cybersecurity threats resulting from any previous cybersecurity incidents of which we are aware are reasonably likely to materially affect our Company. Refer to the risk factor captioned “Security and privacy breaches may expose us to liability and harm our reputation and business ” in Part I, Item 1A. “Risk Factors” for additional description of cybersecurity risks and potential related impacts on our Company.

Governance

Our board of directors oversees our risk management process, including as it pertains to cybersecurity risks, directly and through its committees. The Audit Committee of the board oversees our risk management program, which focuses on the most significant risks we face in the short-, intermediate-, and long-term timeframe. Audit Committee meetings include discussions of emerging industry-wide trends in cybersecurity risks along with specific risk areas our company has greater risks throughout the year, including, among others, those relating to cybersecurity threats. These reports come from the Head of IT to include our enterprise risk profile on a quarterly basis. The Audit Committee reviews our cybersecurity risk profile with management on a periodic basis using key performance and/or risk indicators. These key performance indicators are industry-standard metrics and measurements designed to assess the effectiveness of our cybersecurity program in the prevention, detection, mitigation, and remediation of cybersecurity incidents.

We take a risk-based approach to cybersecurity and have implemented cybersecurity policies throughout our operations that are designed to address cybersecurity threats and incidents. The Company’s Head of IT is responsible for the establishment and maintenance of our cybersecurity program, as well as the assessment and management of cybersecurity risks. The current Head of IT has over 20 years of experience in information security and possesses the requisite education, skills and experience expected of an individual assigned to these duties. In addition to individual skills, the Head of IT has partnered with several third-party Cybersecurity experts to identify new areas of risk and the latest trends in security tools and methods.

Item 2.   Properties.

We occupy an approximately 42,500 square foot facility in Malvern, Pennsylvania, under a lease that ends in February 2028, for our corporate headquarters, which includes office and warehouse space. We have an option to extend the lease for an additional five-year term. We also occupy an approximately 9,600 square foot facility in Charlotte, North Carolina, under a lease that ends in 2027, which is being used as a training facility for our NeuroStar Advanced Therapy Systems. We have an option to extend the lease for an additional one-year term. We believe that our existing facilities are adequate to meet our needs for the foreseeable future.

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

Holders of Record

As of February 29, 2024, there were approximately 54 holders of record of our common stock, solely based upon the count our transfer agent provided to us as of that date.

Sales of Unregistered Securities

None.

Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2023:

Number of
Securities
Remaining
Available for
	Number of		Future
	Securities to		Issuance
	be Issued	Weighted	Under Equity
	Upon	Average	Compensation
	Exercise of	Exercise	Plans
	Outstanding	Price of	(Excluding
	Options,	Outstanding	Securities
	Warrants	Options,	reflected
	and Rights	Warrants	in Column (a)
	(in thousands)	and Rights	(in thousands)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,270	$3.90	2,028
Equity compensation plans not approved by security holders	—	—	(1) 285
Total	1,270	$3.90	2,313

(1)	This number includes 284.9 thousand shares available for issuance under the 2020 Inducement Incentive Plan as of December 31, 2023.

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

Overview

We are a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from neurohealth disorders. Our first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses TMS to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the FDA to treat adult patients with MDD that have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. NeuroStar Advanced Therapy System is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We believe we are the market leader in TMS therapy based on the estimated 169,068 global patients treated with over 6.1 million of our treatment sessions through December 31, 2023. We generated revenues of $71.3 million and $65.2 million for the years ended December 31, 2023 and 2022, respectively.

We designed the NeuroStar Advanced Therapy System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of existing treatment options. We generate revenues from initial capital sales of our systems, sales of our recurring treatment sessions and from service and repair and extended warranty contracts. We derive the majority of our revenues from recurring treatment sessions. For the year ended December 31, 2023, revenues from sales of our treatment sessions and NeuroStar Advanced Therapy Systems represented 73% and 24% of our U.S. revenues, respectively. For the year ended December 31, 2022, revenues from sales of our treatment sessions and NeuroStar Advanced Therapy Systems represented 71% and 26% of our U.S. revenues, respectively.

We currently sell our NeuroStar Advanced Therapy System and recurring treatment sessions in the United States through our sales and customer support team. Our sales force targets an estimated 53,000 psychiatrists across 26,000 practices. We expect to continue to expand our direct sales and customer support team to further penetrate the market by demonstrating the benefits of our NeuroStar Advanced Therapy System to psychiatrists and their MDD patients. Some of our customers have and may purchase more than one NeuroStar Advanced Therapy System. Based on our commercial data, we believe psychiatrists can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients. We believe psychiatrists can generate approximately $8,500 of average revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We have a diverse customer base of psychiatrists in group psychiatric practices in the United States. For the years ended December 31, 2023, 2022 and 2021 one customer accounted for 15%, 17% and 20% respectively, of the Company’s revenue. Patients are reimbursed by federal healthcare programs and the vast majority of commercial payors in the United States for treatment sessions utilizing our NeuroStar Advanced Therapy System.

We market our products in a few select markets outside the United States through independent distributors. International revenues represented 3% of our total revenues for the years ended December 31, 2023 and 2022, respectively. In October 2017, we entered into an exclusive distribution agreement with Teijin, for the distribution of our NeuroStar Advanced Therapy Systems and treatment sessions to customers who will treat patients with MDD in Japan. We received regulatory approval for our system in Japan in September 2017. We obtained reimbursement coverage for NeuroStar Advanced Therapy System in Japan, which went into effect on June 1, 2019 and covers patients who are treated in the largest inpatient and outpatient psychiatric facilities in Japan. We expect our international revenues to be consistent as a percentage of our total revenue.

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

Our total revenues increased by $6.1 million, or 9%, from $65.2 million for the year ended December 31, 2022 to $71.3 million for the year ended December 31, 2023. For the year ended December 31, 2023, our U.S. revenues were $69.3 million, compared to $63.4 million for the year ended December 31, 2022, which represented an increase of 9% period over period. As of December 31, 2023, we had an accumulated deficit of $376.1 million.

Components of Our Results of Operations

Revenues

To date, we have generated revenues primarily from the capital portion of our business and related sales and rentals of the NeuroStar Advanced Therapy System and the recurring revenues from our sale of treatment sessions in the United States.

NeuroStar Advanced Therapy System Revenues. NeuroStar Advanced Therapy System revenues consist primarily of sales or rentals of a capital component, including equipment upgrades to the initial sale of the system. NeuroStar Advanced Therapy Systems can be purchased outright or on a rent-to-own basis by certain customers.

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

Sales in the United States represented 97% of our total revenues for the years ending December 31, 2023 and 2022, respectively, and have been generated by our direct sales force. Outside the United States, our sales are made through local third-party distributors. International revenues were 3% for the years ended December 31, 2023 and 2022, respectively. We expect that both our United States and international revenues will increase in the near term as we continue to expand active customer sites utilizing our NeuroStar Advanced Therapy Systems and increase the related patient utilization in the United States, as well as grow our presence in Japan. We expect our revenues to be positively impacted to the extent our direct sales force is successful in increasing the rate of adoption and utilization of treatment with TMS Therapy as an alternative to other MDD treatments.

Cost of Revenues and Gross Margin

Cost of revenues primarily consists of the costs of components and products purchased from our third-party contract manufacturers of our NeuroStar Advanced Therapy Systems as well as the cost of treatment packs for individual treatment sessions. We use third-party contract manufacturing partners to produce the components for and assemble the completed NeuroStar Advanced Therapy Systems. Cost of revenues also includes costs related to personnel, royalties, warranty, shipping, amortization of capitalized software and our operations and field service departments. We expect our cost of revenues to decrease as our product mix changes and we realize efficiencies with our new contract manufacturer.

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

Sales and marketing Expenses

Sales and marketing expenses consist of market research and commercial activities related to the sale of our NeuroStar Advanced Therapy Systems and treatment sessions and salaries and related benefits, sales commissions and share-based compensation for employees focused on these efforts. Other significant sales and marketing costs include conferences and trade shows, promotional and marketing activities, including direct and online marketing, practice support programs, primarily digital media campaigns, travel and training expenses.

We anticipate that our sales and marketing expenses will remain materially consistent during 2024 compared to 2023 expenses, with the exception of the planned growth in our co-op marketing program.

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

We anticipate that our general and administrative expenses will remain relatively consistent during 2024 compared to our 2023 expenses.

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

We plan to incur research and development expenses for the near future as we expect to continue our development of TMS Therapy for the treatment of additional patient populations and new indications related to neurohealth disorders, as well as for various hardware and software development projects. As a result, we expect our research and development expenses to increase during 2024 compared to our 2023 expenses.

Interest Expense

Interest expense consists of cash interest payable under our credit facility and non-cash interest attributable to the accrual of final payment fees and the amortization of deferred financing costs related to our indebtedness.

Other Income, Net

Other income, net consists primarily of interest income earned on our money market account balances and notes receivable.

Results of Operations

Comparison of the Years ended December 31, 2023 and 2022

	Years ended December 31,		Increase / (Decrease)
	2023	2022	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$71,348	$65,206	$6,142	9%
Cost of revenues	19,643	15,483	4,160	27%
Gross Profit	51,705	49,723	1,982	4%
Gross Margin	72.5%	76.3%

Operating expenses:
Sales and marketing	47,318	49,982	(2,664)	(5)%
General and administrative	25,426	25,516	(90)	(0)%
Research and development	9,515	9,336	179	2%
Total operating expenses	82,259	84,834	(2,575)	(3)%
Loss from Operations	(30,554)	(35,111)	4,557	13%
Other (income) expense:
Interest expense	5,424	4,251	1,173	28%
Other income, net	(5,789)	(2,203)	(3,586)	(163)%
Net Loss	$(30,189)	$(37,159)	$6,970	19%

	Revenues by Geography
	Years ended December 31,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$69,336	97%	$63,406	97%
International	2,012	3%	1,800	3%
Total revenues	$71,348	100%	$65,206	100%

	U.S. Revenues by Product Category
	Years ended December 31,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$16,460	24%	$16,575	26%
Treatment sessions	50,896	73%	45,077	71%
Other	1,980	3%	1,754	4%
Total U.S. revenues	$69,336	100%	$63,406	100%

	United States NeuroStar Advanced Therapy System
	Revenues by Type
	Years ended December 31,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar capital	$15,805	96%	$15,792	95%
Operating lease	162	1%	222	1%
Other	493	3%	561	3%
Total United States NeuroStar Advanced Therapy System revenues	16,460	100%	$16,575	100%

Revenues

Total revenues increased by $6.1 million, or 9%, from $65.2 million for the year ended December 31, 2022 to $71.3 million for the year ended December 31, 2023. For the period ended December 31, 2023, U.S. revenue increased by 9% and international revenue increased by 12% over the comparative prior year period. The U.S. revenue growth was primarily due to an increase in Treatment sessions revenues in connection with the growth of active customer sites and utilization.

Revenues in the United States increased by $5.9 million, or 9%, from $63.4 million for the year ended December 31, 2022 to $69.3 million for the year ended December 31, 2023. NeuroStar Advanced Therapy System revenue in the United States for year ended December 31, 2023 was $16.5 million which was in line with revenue at December 31, 2022 at $16.6 million. NeuroStar capital sales consisted of 204 units in NeuroStar Advanced Therapy Systems for the year ended December 31, 2023 compared to 213 units for the year ended December 31, 2022. The Company expects to recognize future recurring treatment session revenue related to the sale of 204 NeuroStar Advanced Therapy systems for the year ended December 31, 2023.

Treatment sessions revenues represented 73% and 71% of total revenues in the United States for the years ended December 31, 2023 and 2022, respectively, and increased by 13% from $45.1 million for the year ended December 31, 2022 to $50.9 million for the year ended December 31, 2023. The increase in U.S. treatment session revenue was primarily the result of an increase of 218,244 treatment sessions sold from 572,587 units for the year ended December 31, 2022 to 791,023 for the year ended December 31, 2023. We believe the increase in overall volume of treatment session revenue between these two periods was primarily due to the growth in active customer sites of 44 from 1,101 as of December 31, 2022 to 1,145 as of December 31, 2023 and increase in overall utilization. Due to the time it takes for the customer sites to become fully operational, treatment session revenue will lag in the growth of our active customer sites.

Cost of Revenues and Gross Margin

Cost of revenues increased by $4.2 million, or 27%, from $15.5 million for the year ended December 31, 2022 to $19.6 million for the year ended December 31, 2023. This increase was primarily due to the recording of a $1.9 million inventory impairment for specialized component parts secured for discontinued NeuroStar Advanced Therapy Systems for which costs exceed net realizable value. Also capitalized software and the corresponding amortization expense increased by $1.3 million associated with the latest product release. One-time expense relating to our transition to a new contract manufacturer amounted to $0.7 million. Gross margin was 72.5% for the year ended December 31, 2023 compared to 76.3% for the year ended December 31, 2022. The decrease in gross margin was driven by the one-time inventory impairment, the higher operational costs related to our transition to a new third-party contract manufacturing partner and software amortization expense from the latest product release.

Sales and marketing Expenses

Sales and marketing expenses decreased by $2.7 million, or 5%, from $50.0 million for the year ended December 31, 2022 to $47.3 million for the year ended December 31, 2023. The decrease was primarily driven by the discontinuation of a sales compensation program in 2023. Neuronetics offered a retention program to sales personnel in 2022 and did not continue the program in 2023, resulting in a decrease in sales personnel expense. The decrease was partially offset by an increase in marketing program spend, specifically the growth in the co-op marketing initiative.

General and Administrative Expenses

General and administrative expenses remained relatively consistent at $25.4 million for the year ended December 31, 2023 compared with $25.5 million for the year ended December 31, 2022.

Research and Development Expenses

Research and development expenses remained relatively consistent at $9.5 million for the year ended December 31, 2023 compared with $9.3 million for the year ended December 31, 2022

Interest Expense

Interest expense increased by $1.2 million, or 28%, from $4.2 million for the year ended December 31, 2022 to $5.4 million for the year ended December 31, 2023 due to interest rates and debt balance increases.

Other Income, Net

Other income, net increased by $3.5 million from $2.2 million for the year ended December 31, 2022 to $5.8 million for the year ended December 31, 2023, primarily as a result of the Employee Retention Credit (the “ERC”) of $2.9 million, increased interest income earned on the Company’s money market accounts and increase in notes receivable interest.

Comparison of the Years ended December 31, 2022 and 2021

The information required within this section is incorporated by reference to the information set forth in the section titled “Comparison of the Years ended December 31, 2022 and 2021” in “Management’s Discussion

and Analysis of our Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K filed on March 7, 2023.

Liquidity and Capital Resources

Overview

As of December 31, 2023, we had cash and cash equivalents of $59.7 million and an accumulated deficit of $376.1 million, compared to cash and cash equivalents of $70.3 million and an accumulated deficit of $345.9 million as of December 31, 2022. We incurred negative cash flows from operating activities of $32.0 million and $30.7 million for the years ended December 31, 2023 and 2022, respectively. We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to expand our sales and marketing initiatives to support our growth in existing and new markets, invest funds in additional research and development activities and utilize cash for other corporate purposes. Our primary sources of capital to date have been from our IPO, private placements of our convertible preferred securities, borrowings under our credit facility, sales of our products and a secondary public offering of our common stock. As of December 31, 2023, we had $60.0 million of borrowings outstanding under our credit facility, which has a final maturity in March 2028. Management believes that the Company’s cash and cash equivalents as of December 31, 2023 and anticipated revenues from sales of its products are sufficient to fund the Company’s operations for at least 12 months.

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

Debt

In March 2020, the Company entered into the Solar Facility. As of December 31, 2023, the Company had $60.0 million of borrowings outstanding under the Solar Facility, which has a final maturity in March 2028. The interest rate on borrowings under the credit facility is variable and resets monthly. The Company will commence principal payments on the facility starting April 2026 with total borrowings of $60.0 million due at maturity. In addition, the Company will make a final payment fee of $1.9 million at maturity. Future interest payments related to the facility total $22.0 million, including $6.7 million due within the next twelve months as of December 31, 2023.

On March 7, 2024, the Company entered into a sixth amendment (the “Solar Sixth Amendment”) to the Solar Facility.

Under the Solar Sixth Amendment, Solar (i) waived the specified events with respect to the Company’s non-compliance with the required revenue under the net product revenue covenant and (ii) amended the financial covenants to reflect current projections.

The foregoing summary of the Solar Sixth Amendment does not purport to be complete and is qualified in its entirety by reference to the Solar Sixth Amendment, a copy of which is filed as Exhibit 10.9 hereto and incorporated herein by reference.

Leases

The Company has lease arrangements for equipment and certain facilities, including corporate headquarters and our warehouse in Malvern, Pennsylvania and a training facility in Charlotte, North Carolina. As of December 31, 2023, the Company had fixed lease payment obligations of $3.7 million, including $0.9 million due within the next twelve months.

Cash Flows

The following table sets forth a summary of our cash flows for the years ended December 31, 2023, 2022, and 2021:

	December 31,
	2023	2022	2021

Net Cash Used in Operating Activities	$(32,038)	$(30,739)	$(27,983)
Net Cash (Used in) Provided by Investing Activities	(1,322)	6,731	(9,839)
Net Cash Provided by Financing Activities	22,697	207	83,006
Net (Decrease) in Cash and Cash Equivalents	$(10,663)	$(23,801)	$45,184

Net Cash Used in Operating Activities

Net cash used in operating activities for 2023 was $32.0 million, consisting primarily of a net loss of $30.2 million and an increase in net operating assets of $14.1 million, partially offset by non-cash charges of $12.3 million. The increase in net operating assets was primarily due to increases in accounts receivable and prepaid commission expense, and decreases in accrued compensation. Non-cash charges consisted of depreciation and amortization, inventory impairment, non-cash interest expense, share-based compensation, and the cost of rental units purchased by customers.

Net cash used in operating activities for 2022 was $30.7 million, consisting primarily of a net loss of $37.2 million and an increase in net operating assets of $4.8 million, partially offset by non-cash charges of $11.2 million. The increase in net operating assets was primarily due to increases in accounts receivable, inventory and prepaid commission expense, which were offset by increases in accounts payable and accrued expenses as a result of timing and accrued 2022 compensation and commissions as of December 31, 2022. Non-cash charges consisted of depreciation and amortization, non-cash interest expense, share-based compensation, and the cost of rental units purchased by customers.

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

Net Cash (Used in) Provided by Investing Activities

Net cash (used in) provided by investing activities for the years ended December 31, 2023, 2022 and 2021 was $(1.3) million, $6.7 million and $(9.8) million, respectively. Net cash used in investing activities for the year ended December 31, 2023 was due to payments received on our promissory notes offset partially by purchases of property and equipment and capitalized software costs. Net cash provided by investing activities for the year ended December 31, 2022 was attributable to repayment of a promissory note and purchases of property and equipment and capitalized software costs. Net cash used in investing activities for the year ended December 31, 2021 was attributable to issuance of our promissory note and purchase of property and equipment and capitalized software costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $22.7 million attributable primarily to additional debt net of final payment and amendment fee paid in connection with the two amendments of the Solar Facility in 2023.

Net cash provided by financing activities for the year ended December 31, 2022 was $0.2 million attributable primarily to proceeds related to stock option exercises.

Net cash provided by financing activities for the year ended December 31, 2021 was $83.0 million and primarily consisted of additional proceeds from our secondary public offering and sale of our common stock on February 2, 2021 and cash proceeds related to stock option exercises.

Indebtedness

Refer to “Note 12. Debt” in our audited financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K for information regarding our current Solar Facility.

Solar Credit Facility

The following table sets forth by year our required future principal payments under the term loan portion of the Solar Facility (as discussed in “Note 12. Debt”) (in thousands):

Principal
Year:	Payments
2024	$—
2025	—
2026	22,500
2027	30,000
2028	7,500
Total principal payments	$60,000

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

Critical Accounting Policies and Use of Estimates

The preparation of our financial statements in accordance with U.S. GAAP and the rules and regulations of the SEC requires us to make estimates and assumptions, based on judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Although we believe our estimates and assumptions are reasonable when made, they are based upon information available to us at the time they are made. We evaluate our estimates and assumptions on an ongoing basis and, if necessary, make adjustments. Due to the risks and uncertainties involved in our business and evolving market conditions and given the subjective element of the estimates and assumptions made, actual results may differ from estimated results.

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

In addition, we provide a one-year warranty for systems sold in the United States. Terms of product warranty differ amongst our third-party distributors outside the United States, but are generally one year. We provide for the estimated cost to repair or replace products under any warranty at the time of sale. We also offer our customers in the United States annual service contracts. Revenue from the sale of annual service contracts is recognized on a straight-line basis over the period of the applicable contract. We also earn revenue from customers from services outside of their warranty term or annual service contracts. Such service revenue is recognized as the services are provided.

Recent Accounting Pronouncements

We refer you to “Note 4. Recent Accounting Pronouncements” in our audited financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our cash is held in an insured cash sweep account at a large financial institution, which manages our risk by limiting the amount of cash in any one financial institution up to $250,000. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”), which provides an insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with limited credit risk to us.

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

As discussed in “Note 12. Debt” in our audited financial statements and related notes thereto appearing elsewhere in of this Annual Report on Form 10-K, our credit facility bears interest which resets monthly and is equal to the greater of (a) 3.95% or (b) Daily Simple Secured Overnight Financing Rate (“SOFR”) for a term of one month, plus 5.65%. As a result, a 1% increase in interest would result in approximately $0.6 million in additional interest expense.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023 at the reasonable assurance level.

This Annual Report on Form 10-K does not include an attestation report of internal control over financial reporting from our independent registered public accounting firm due to our status as a smaller reporting company.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in the information set forth in the sections titled “Proposal 1 - Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers of the Company” contained in “Delinquent Section 16(a) Reports” in our 2024 Proxy Statement.

Item 11.    Executive Compensation.

The information required by this item will be included in information set forth in the section titled “Executive Compensation” in our 2024 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our 2024 Proxy Statement.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in information set forth in the section titled “Transactions with Related Persons” and “Information regarding the Board of Directors and Corporate Governance” in our 2024 Proxy Statement.

Item 14.   Principal Accounting Fees and Services.

The information required by this item will be included in information set forth in the section titled “Principal Accountant Fees and Services” contained in “Proposal 2 – Ratification of Selection of Independent Registered Public Accounting Firm” in our 2024 Proxy Statement.

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

(b) Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Ninth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 8-K filed July 6, 2018)
3.2	Certificate of Amendment to the Registrant’s Ninth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed May 30, 2019)
3.3	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 8-K filed December 29, 2022)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Neuronetics, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed April 8, 2020)
3.5	Certificate of Elimination of Series A Junior Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 8-K filed April 9, 2021)
4.1	Specimen Stock Certificate evidencing shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))
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

10.4

Loan and Security Agreement by and between Solar Capital Ltd., the lenders identified therein and the Registrant, dated March 2, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 3, 2020)

10.5

Second Amendment to Loan and Security Agreement, by and among Solar Capital Ltd., as collateral agent, the lenders listed on the signature pages thereto, and the Registrant, dated December 2, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2020)

10.6

Third Amendment to Loan and Security Agreement, by and among SLR Investment Corp. (formerly known as Solar Capital Ltd.), as collateral agent, the lenders listed on the signature pages thereto, and the Registrant, dated February 15, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2022)

10.7

Fourth Amendment to Loan and Security Agreement, dated March 29, 2023, by and among SLR Investment Corp. (formerly known as Solar Capital Ltd.), as collateral agent, the lenders listed on the signature pages thereto, and Neuronetics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2023).

10.8

Fifth Amendment to Loan and Security Agreement, dated September 29, 2023, by and among SLR Investment Corp. (formerly known as Solar Capital Ltd.), as collateral agent, the lenders listed on the signature pages thereto, and Neuronetics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 3, 2023).

10.9*◊

Sixth Amendment to Loan and Security Agreement, dated March 7, 2024, by and among SLR Investment Corp. (formerly known as Solar Capital Ltd.), as collateral agent, the lenders listed on the signature pages thereto, and Neuronetics, Inc.

10.10+	Amended and Restated 2003 Stock Incentive Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))
10.11+	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on November 6, 2018)
10.12+	2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on November 6, 2018)
10.13	Neuronetics, Inc. 2020 Inducement Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-8 (File No. 333-252233) filed January 19, 2021)
10.14

Lease Agreement by and between Exeter 3222 Phoenixville, L.P., and the Registrant, dated January 3, 2013 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-225307))

10.15

First Amendment dated March 22, 2019 to Lease Agreement by and between Exeter 3222 Phoenixville, L.P., and the Registrant, dated January 3, 2013 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-225307))

10.16+

Form of Non-Qualified Stock Option Agreement for the Amended and Restated 2003 Stock Incentive Plan, as amended, of the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.17+

Form of Incentive Stock Option Agreement for the Amended and Restated 2003 Stock Incentive Plan, as amended, of the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.18+

Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.19+

Forms of Restricted Stock Unit Grant Notice and Award Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.20+	Form of Severance Agreement (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))
10.21+	Form of Restrictive Covenant and Invention Assignment Agreement (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))
10.22*+	Form of Restrictive Covenant and Severance Agreement
10.23	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))
10.24+	Employment Offer Letter Agreement between the Registrant and Stephen Furlong dated July 1, 2019 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed July 2, 2019)
10.25+

Employment Agreement, dated July 14, 2020, by and between the Registrant and Keith J. Sullivan, dated July 14, 2020, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 17, 2020)

10.26*+	Amended and Restated Employment Agreement, dated November 2, 2023 by and between the Registrant and Keith J. Sullivan
10.27*+	Amended and Restated Restrictive Covenant and Severance Agreement dated November 2, 2023 by and between the Registrant and Keith J. Sullivan

10.28*+◊	Employment Offer Letter Agreement dated November 25, 2019 by and between the Registrant and Andrew Macan
10.29+

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

10.33+

Performance Restricted Stock Unit Grant Notice and Award Agreement, dated July 14, 2020, by and between the Registrant and Keith J. Sullivan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

10.34+

Restricted Stock Unit Grant Notice and Award Agreement, dated July 14, 2020, by and between the Registrant and Keith J. Sullivan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

10.35+

Stock Option Grant Notice and Agreement (Nonstatutory Stock Option), dated July 14, 2020, by and between the Registrant and Keith J. Sullivan (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

10.36+	Neuronetics, Inc. 2020 Inducement Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-8 (File No. 333-252233) filed January 19, 2020)
10.37+

Form of Neuronetics, Inc. Performance Restricted Stock Unit Grant Notice and Award Agreement under the 2020 Inducement Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-8 (File No. 333-252233) filed January 19, 2020)

10.38+

Form of Neuronetics, Inc. Restricted Stock Unit Grant Notice and Award Agreement under the 2020 Inducement Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-8 (File No. 333-252233) filed January 19, 2020)

10.39+

Form of Neuronetics, Inc. Stock Option Grant Notice and Agreement (Nonstatutory Stock Option) under the 2020 Inducement Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-8 (File No. 333-252233) filed January 19, 2020)

10.40+	Secured Promissory Note, by and between Check Five LLC d/b/a Success TMS and the Registrant, dated September 29, 2021 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed October 5, 2021)
10.41	Secured Promissory Note, by and between Check Five LLC d/b/a Success TMS and the Registrant, dated September 29, 2021 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed October 5, 2021)
10.42	Subordination Agreement, by and between ZW Partners, LLC and the Registrant, dated April 29, 2022 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 5, 2022)
23.1*	Consent of KPMG LLP, independent registered public accounting firm
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.
97.1*	Clawback Policy
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
◊

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment. The Company will furnish copies of any such information to the Securities and Exchange Commission upon request.

Item 16.   Form 10-K Summary

Not applicable.

NEURONETICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Neuronetics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Neuronetics, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sufficiency of audit evidence obtained over revenue

As discussed in Note 3 to the financial statements, the Company recorded $71.3 million of revenue for the year ended December 31, 2023. The majority of the Company’s revenue contracts are comprised of the following performance obligations: (1) NeuroStar Advanced Therapy Systems (the System), (2) NeuroStar Treatment Sessions, (3) separately priced extended warranties and when-and-if-available upgrade rights, and

(4) system clinical and reimbursement training. The Company also offers certain customers the option to lease the System. Additionally, the Company has an exclusive distribution agreement with a foreign entity.

We identified the evaluation of the sufficiency of audit evidence obtained over revenue as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required subjective auditor judgment due to the number of revenue streams involved in the process. This included determining the revenue streams over which procedures were performed and evaluating the nature and extent of evidence obtained over each revenue stream.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue, including the determination of the revenue streams over which procedures were to be performed. For certain revenue streams, we evaluated the design and implementation of certain internal controls over the Company’s revenue process. For each revenue stream for which procedures were performed, we assessed the recorded revenue by selecting a sample of revenue transactions and comparing the amounts recognized for consistency with relevant underlying documentation, including payment received, delivery confirmation, and/or external confirmation. We evaluated the sufficiency of audit evidence obtained over revenue by assessing the results of the procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2003.

Philadelphia, Pennsylvania

March 7, 2024

NEURONETICS, INC.

Balance Sheets

(In thousands, except per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$59,677	$70,340
Accounts receivable, net	15,782	13,591
Inventory	8,093	8,899
Current portion of net investments in sales-type leases	905	1,538
Current portion of prepaid commission expense	2,514	1,997
Current portion of notes receivable	2,056	230
Prepaid expenses and other current assets	4,766	2,174
Total current assets	93,793	98,769
Property and equipment, net	2,009	1,991
Operating lease right-of-use assets	2,773	3,327
Net investments in sales-type leases	661	1,222
Prepaid commission expense	8,370	7,568
Long-term notes receivable	3,795	362
Other assets	4,430	3,645
Total assets	$115,831	$116,884
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,752	$2,433
Accrued expenses	12,595	14,837
Deferred revenue	1,620	1,980
Current portion of operating lease liabilities	845	824
Current portion of long-term debt, net	—	13,125
Total current liabilities	19,812	33,199
Long-term debt, net	59,283	22,829
Deferred revenue	200	829
Operating lease liabilities	2,346	2,967
Total liabilities	81,641	59,824
Commitments and contingencies (Note 18)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding on December 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value: 200,000 shares authorized; 29,092 and 27,268 shares issued and outstanding on December 31, 2023 and December 31, 2022, respectively	291	273
Additional paid-in capital	409,980	402,679
Accumulated deficit	(376,081)	(345,892)
Total Stockholders' equity	34,190	57,060
Total liabilities and Stockholders’ equity	$115,831	$116,884

The accompanying notes are an integral part of these financial statements.

NEURONETICS, INC.

Statements of Operations

(In thousands, except per share data)

	Years ended December 31,
	2023	2022	2021
Revenues	$71,348	$65,206	$55,312
Cost of revenues	19,643	15,483	11,653
Gross profit	51,705	49,723	43,659
Operating expenses:
Sales and marketing	47,318	49,982	37,746
General and administrative	25,426	25,516	25,554
Research and development	9,515	9,336	7,923
Total operating expenses	82,259	84,834	71,223
Loss from operations	(30,554)	(35,111)	(27,564)
Other (income) expense:
Interest expense	5,424	4,251	4,019
Other income, net	(5,789)	(2,203)	(390)
Net loss	$(30,189)	$(37,159)	$(31,193)
Net loss per share of common stock outstanding, basic and diluted	$(1.05)	$(1.38)	$(1.22)
Weighted-average common shares outstanding, basic and diluted	28,658	26,900	25,479

The accompanying notes are an integral part of these financial statements.

NEURONETICS, INC.

Statements of Changes in Stockholders’ Equity

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	19,114	$191	$302,842	$(277,540)	$25,493
Share-based awards and options exercises	1,715	17	2,418	—	2,435
Issuance of common stock, net of issuance costs of $401	5,566	56	80,515	—	80,571
Share-based compensation expense	—	—	7,869	—	7,869
Net loss	—	—	—	(31,193)	(31,193)
Balance at December 31, 2021	26,395	264	393,644	(308,733)	85,175
Share-based awards and options exercises	873	9	289	—	298
Share-based compensation expense	—	—	8,746	—	8,746
Net loss	—	—	—	(37,159)	(37,159)
Balance at December 31, 2022	27,268	273	402,679	(345,892)	57,060
Share-based awards and options exercises	1,824	18	(18)	—	—
Share-based compensation expense	—	—	7,319	—	7,319
Net loss	—	—	—	(30,189)	(30,189)
Balance at December 31, 2023	29,092	$291	$409,980	$(376,081)	$34,190

The accompanying notes are an integral part of these financial statements.

NEURONETICS, INC.

Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2023	2022	2021
Cash flows from Operating activities:
Net loss	$(30,189)	$(37,159)	$(31,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,006	1,648	1,060
Allowance for credit losses	390	341	763
Inventory impairment	1,905	—	—
Share-based compensation	7,319	8,746	7,869
Non-cash interest expense	634	709	715
Cost of rental units purchased by customers	—	92	203
Changes in certain assets and liabilities:
Accounts receivable, net	(8,831)	(6,658)	(3,817)
Inventory	(1,098)	(2,587)	(3,444)
Net investments in sales-type leases	1,193	1,114	324
Prepaid commission expense	(1,319)	(1,243)	(1,926)
Prepaid expenses and other assets	(2,845)	786	62
Accounts payable	2,029	(1,968)	276
Accrued expenses	(2,243)	6,604	910
Deferred revenue	(989)	(1,164)	215
Net Cash used in Operating activities	(32,038)	(30,739)	(27,983)

Cash flows from Investing activities:
Purchases of property and equipment and capitalized software	(2,369)	(3,269)	(2,353)
Repayment (issuance) of notes receivable	1,047	10,000	(7,486)
Net Cash (used in) provided by Investing activities	(1,322)	6,731	(9,839)

Cash flows from Financing activities:
Payments of debt issuance costs	(1,104)	(91)	—
Proceeds from issuance of long-term debt	25,000	—	—
Repayment of long-term debt	(1,200)	—	—
Proceeds from the issuance of common stock	—	—	80,972
Payments of common stock offering issuance cost	—	—	(401)
Proceeds from exercises of stock options	1	298	2,435
Net Cash provided by Financing activities	22,697	207	83,006
Net (decrease) increase in Cash and Cash equivalents	(10,663)	(23,801)	45,184
Cash and Cash equivalents, Beginning of Period	70,340	94,141	48,957
Cash and Cash equivalents, End of Period	$59,677	$70,340	$94,141
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,790	$3,543	$3,304
Transfer of inventory to property and equipment	$210	$250	$601
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$239	$103	$273
Reduction of accounts receivable in current and long-term notes receivable	$6,468	$432	$2,514

The accompanying notes are an integral part of these financial statements.

1.   DESCRIPTION OF BUSINESS

Neuronetics, Inc. (the “Company”) is a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from neurohealth disorders. The Company’s first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation, (“TMS”), to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system was cleared in 2008 by the FDA to treat adult patients with MDD who have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. The NeuroStar Advanced Therapy System is also available in other parts of the world, including Japan, where it is listed under Japan’s national health insurance. The Company intends to continue to pursue development of its NeuroStar Advanced Therapy System for additional indications.

Liquidity

As of December 31, 2023, the Company had cash and cash equivalents of $59.7 million and an accumulated deficit of $376.1 million. The Company incurred negative cash flows from operating activities of $32.0 million, $30.7 million and $28.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company continues to invest in sales and marketing and product development activities. The Company’s primary sources of capital to date have been from its initial public offering (“IPO”), private placements of its convertible preferred securities, borrowings under its credit facility, proceeds from its secondary public offering of common stock, and revenues from sales of its products. As of December 31, 2023, the Company had $60.0 million of borrowings outstanding under its credit facility, which matures in March 2028. Management believes that the Company’s cash and cash equivalents as of December 31, 2023 and anticipated revenues from sales of our products are sufficient to fund the Company’s operations for at least the next 12 months from the issuance of these financial statements.

2.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Updates (“ASUs”), promulgated by the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP and the rules and regulations of the SEC, requires the use of estimates and assumptions, based on judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Although management believes its estimates and assumptions are reasonable when made, they are based upon information available at the time they are made. Management evaluates the estimates and assumptions on an ongoing basis and, if necessary, makes adjustments. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions and given the subjective element of the estimates and assumptions made, actual results may differ from estimated results.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2023 and 2022, cash equivalents consisted of money market funds.

Concentrations of Credit Risk

The Company’s cash is held on deposit in demand accounts at large financial institutions in amounts in excess of the FDIC insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category.

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

Allowance for Credit Losses

The Company adopted ASC Topic 326, Financial Instruments-Credit losses on January 1, 2023, see note 6 Accounts Receivable for further discussion. The Company monitors accounts receivable and long-term notes receivable and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events.

Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases (“Topic 842”). The Company determines if an arrangement is a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment), and (2) the customer has the right to control the use of the identified asset.

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

(1)	Topic 842 requires a lessor to discount its unpaid lease payments using the interest rate implicit in the lease and a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As the rate implicit in the Company’s lease is not readily determinable, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The Company uses the implicit rate when readily determinable.
(2)	The lease term for all leases includes the noncancelable period of the lease plus any additional periods covered by either a lessee option to extend (or not to terminate) the lease that the lessee is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.
(3)	Lease payments included in the measurement of the lease asset or liability comprise the following: fixed payments (including in-substance fixed payments), and the exercise price of a lessee option to purchase the underlying asset if the lessee is reasonably certain to exercise.

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

Lease assets for sales-type leases where the Company is the lessor and ROU assets for operating leases where the Company is the lessee are periodically reduced by impairment losses. The Company uses the loans impairment guidance in ASC Subtopic 330-10, Receivables, and the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether a lease asset or a ROU asset, respectively, is impaired, and if so, the amount of the impairment loss to recognize. For the years ended December 31, 2023 and 2022 the Company did not recognize any impairment losses. The

Company recognized $0.1 million in impairment losses which is included within sales and marketing expense on the Statement of Operations for the year ended December 31, 2021.

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

Inventory

Inventory is stated at the lower of cost and net realizable value, with cost being determined on a first in, first out basis. The Company’s inventory is primarily comprised of finished goods and work-in-process. For the year ended December 31, 2023, the Company recorded a $1.9 million inventory impairment within cost of revenue on the Statements of Operations for a specialized component part secured for discontinued NeuroStar Advanced Therapy Systems to which such cost exceeds net realizable value.

Property and Equipment and Capitalized Software

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred and costs of improvements and renewals are capitalized. Depreciation and amortization are recognized using the straight-line method based on the estimated useful lives of the related assets. The Company uses an estimated useful life of three years for computers and software, five years for laboratory, auto and office equipment, six years for devices in the rental agreement program and the lesser of five years or the remaining life of the underlying facility lease for leasehold improvements.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Impairment testing requires management to estimate the future net undiscounted cash flows of an asset using assumptions believed to be reasonable. Actual cash flows may differ from the estimates used in the impairment testing. If such assets are considered to be impaired, the Company recognizes an impairment loss when and to the extent that the estimated fair value of an asset is less than its carrying value. The Company has not recorded any impairment of its long-lived assets for the years ended December 31, 2023, 2022 and 2021.

Notes Receivable

Notes receivable are reported on the Company’s Balance Sheet at amortized cost basis. The Company recognizes interest income within other income, net within the Statements of Operations.

Notes receivables are periodically reviewed to determine whether a note receivable is impaired, and if so, the amount of the impairment loss to recognize. For the years ended December 31, 2023 and 2022, there were no impairment charges. For the year ended December 31, 2021, the Company recognized $0.1 million in impairment charges which is included within sales and marketing expense on the Statements of Operations.

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

Sales Type Lease

The System is typically purchased but the Company does offer certain customers the option to lease instead. The Company accounts for these leases are typically accounted for as a sales-type lease which results in the derecognition of the underlying asset, the recognition of profit or loss on the sale, and the recognition of an investment in sales-type lease. The investment is periodically increased for interest earned and reduced as lease payments are received.

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

Contract Balances

Payment terms typically require payment upon shipment of the System and additional payments as access codes are delivered, which can span several years after the System is first delivered and installed. The timing of revenue recognition compared to billings and cash collections typically results in accounts receivable. However, sometimes customer advances and deposits might be required for certain customers and are recorded as contract liabilities. Changes in the contract asset and liability balances during the years ended December 31, 2023 and 2022 were not materially impacted by any other factors.

As of December 31, 2023, the Company expects to recognize approximately the following percentages of deferred revenue by year:

Revenue
Year:	Recognition
2024	85%
2025	13%
2026	2%
2027	—%
2028	—%
Total	100%

Revenue recognized for the years ended December 31, 2023 and 2022 that was included in the contract liability balance at the beginning of the year was $2.0 million and $2.5 million, respectively, and primarily represented revenue earned from separately priced extended warranties, rent-to-own revenue, milestone revenue, and clinical training.

Customers

Significant customers are those which represent more than 10% of the Company’s total revenue. For the years ended December 31, 2023, 2022 and 2021, one customer accounted for 15%, 17% and 20%, respectively, of the Company’s revenue.

Accounts receivable outstanding related to the customer was $1.9 million and $5.2 million as of December 31, 2023 and 2022, respectively.

Notes receivable outstanding related to the customer was $5.2 million and $0 million as of December 31, 2023 and 2022, respectively.

Geographical Information

The following geographic data includes revenue generated from the Company’s third-party distributors. The Company’s revenue was generated in the following geographic regions and by product line for the periods indicated (in thousands):

	Revenues by Geography
	Year ended December 31,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
U.S.	$69,336	97%	$63,406	97%
International	2,012	3%	1,800	3%
Total revenues	$71,348	100%	$65,206	100%

	U.S. Revenues by Product Category
	Year ended December 31,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$16,460	24%	$16,575	26%
Treatment sessions	50,896	73%	45,077	71%
Other	1,980	3%	1,754	3%
Total U.S. revenues	$69,336	100%	$63,406	100%

	International Revenues by Product Category
	Year ended December 31,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$629	31%	$811	45%
Treatment sessions	754	38%	354	20%
Other	629	31%	635	35%
Total International revenues	$2,012	100%	$1,800	100%

	Revenues by Geography
	Year ended December 31,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$63,406	97%	$53,447	97%
International	1,800	3%	1,865	3%
Total revenues	$65,206	100%	$55,312	100%

	U.S. Revenues by Product Category
	Year ended December 31,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$16,575	26%	$9,760	18%
Treatment sessions	45,077	71%	41,933	78%
Other	1,754	3%	1,754	4%
Total U.S. revenues	$63,406	100%	$53,447	100%

	International Revenues by Product Category
	Year ended December 31,
	2022		2021
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$811	45%	$1,108	59%
Treatment sessions	354	20%	264	14%
Other	635	35%	493	27%
Total International revenues	$1,800	100%	$1,865	100%

Research and Development Expenses

Research and development activities are expensed as incurred. Costs incurred in obtaining technology licenses are charged immediately to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future uses.

Share-based Compensation

The Company recognizes the grant-date fair value of share-based awards issued as compensation as expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The fair value of restricted stock units is estimated at the time of grant, based on the grant date fair value of the Company’s common stock. The fair value of performance restricted stock units (“PRSUs”) is estimated at the time of grant and is determined using a risk neutral Monte Carlo simulation valuation model, which requires the use of inputs and assumptions such as the fair value of the underlying common stock, risk free interest rate, and expected volatility. The PRSUs generally vest based on appreciation of the Company’s common stock to a certain price as determined by the Company’s board of directors measured using a trailing 30-day “volume-weighted” average price of a share of the Company’s common stock. The fair value of stock options is estimated at the time of grant using the Black-Scholes option pricing model, which requires the use of inputs and assumptions such as the fair value of the underlying common stock, exercise price of the option, expected term, risk-free interest rate, expected volatility and dividend yield.

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

4.   RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Not Yet Adopted by the Company

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public companies to disclose for each reportable segment the significant expense categories and amounts for such expenses. ASU 2023-07 is effective for annual periods beginning December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. This ASU will be effective for our annual period ended December 31, 2024. The Company is currently evaluating the guidance to determine the impact on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public business entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2023. This ASU will be effective for our annual period ended December 31, 2024. The Company is currently evaluating the impacts of ASU 2023-09 on its disclosures.

Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a material impact, or potential material impact, to our financial statements.

5.   FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaid and other current assets, and accounts payable on the Company’s Balance Sheets approximated their fair values as of December 31, 2023 and 2022 due to their short-term nature. The carrying values of the Company’s current credit facility approximated its fair value as of December 31, 2023 and 2022 due to its variable interest rate. The carrying value of the Company’s notes receivable approximated its fair value as of December 31, 2023 and 2022 due to its variable interest rate.

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

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as December 31, 2023 and 2022 (in thousands):

December 31, 2023
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$27,507	$27,507	$27,507	$—	$—

December 31, 2022
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$68,002	$68,002	$68,002	$—	$—

6.   ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Gross accounts receivable - trade	$16,577	$15,239
Less: Allowances for credit losses	(795)	(1,648)
Accounts receivable, net	$15,782	$13,591

The following table presents a rollforward of the allowance for credit losses (in thousands):

	Balance at	Bad Debt	Write-offs of	Balance at
	Beginning of	Expense	Uncollectible	End of
	Period	Recognized	Balances	Period
Year ended December 31, 2021	$(1,012)	(763)	313	$(1,462)
Year ended December 31, 2022	$(1,462)	(341)	155	$(1,648)
Year ended December 31, 2023	$(1,648)	(390)	1,243	$(795)

7.   PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

The following table presents the composition of property and equipment, net as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Laboratory equipment	$702	$462
Office equipment	495	508
Auto	23	—
Computer equipment and software	1,082	1,758
Manufacturing equipment	551	343
Leasehold improvements	1,436	1,435
Rental equipment	542	542
Property and equipment, gross	4,831	5,048
Less: Accumulated depreciation	(2,822)	(3,057)
Property and equipment, net	$2,009	$1,991

As of December 31, 2023 and 2022, the Company had capitalized software costs, net of $4.2 million and $3.6 million, respectively, which are included in other assets on the Balance Sheets. During the year ended December 31, 2023, the Company disposed of $0.9 million of fully depreciated property and equipment.

Depreciation and amortization expense was $2.0 million, $1.6 million, and $1.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Interest income recognized by the Company related to notes receivable was $0.6 million, $1.0 million and $0.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is included within other income, net on the Statements of Operations.

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

Operating lease rent expense was $0.8 million, $0.8 million, and $0.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the weighted-average remaining lease term of operating leases was 4.1 years and the weighted-average discount rate was 7.2%.

The following table presents the supplemental cash flow information as a lessee related to leases for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended	Year ended
	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,077	$892
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—

The following table sets forth by year the required future payments of operating lease liabilities as of December 31, 2023 (in thousands):

Year ended
December 31, 2023
2024	$876
2025	898
2026	921
2027	882
2028	116
Total lease payments	3,693
Less imputed interest	(503)
Present value of operating lease liabilities	$3,190

Lessor sales-type leases:

Certain costumers have purchased NeuroStar Advanced Therapy Systems on a rent-to-own basis. The lease term is three or four years with a customer option to purchase the NeuroStar Advanced Therapy System at the end of the lease or automatic transfer of ownership of the NeuroStar Advanced Therapy System at the end of the lease.

The following table sets forth the profit recognized on sales-type leases (in thousands):

	Year ended December 31,
	2023	2022
Profit recognized at commencement, net	$129	$478
Interest income	—	—
Total sales-type lease income	$129	$478

The following table sets forth a maturity analysis of the undiscounted lease receivables related to sales-type leases as of December 31, 2023 (in thousands):

December 31,
2023
2024	$915
2025	442
2026	118
2027	91
Total sales-type lease receivables	$1,566

As of December 31, 2023 and 2022, the carrying amount of the lease receivables is $1.6 million and $2.8 million, respectively. The Company does not have any unguaranteed residual assets.

Lessor operating leases:

NeuroStar Advanced Therapy Systems sold on a rent-to-own basis prior to January 1, 2019 are accounted for as operating leases. NeuroStar Advanced Therapy Systems sold subsequent to January 1, 2019 for which collection is not probable are also accounted for as operating leases. For the years ended December 31, 2023, 2022 and 2021, the Company recognized operating lease income of $0.2 million, $0.2 million and $0.3 million, respectively.

The Company maintained rental equipment, net of $0.3 million and $0.5 million, as of December 31, 2023 and 2022, respectively, which are included in Property and equipment, net on the Balance Sheets. Rental equipment depreciation expense was $0.09 million, $0.10 million and $0.05 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

On the Company’s Balance Sheets, the current portion of capitalized contract costs is represented by the current portion of prepaid commission expense, while the long-term portion is included in prepaid commission expense. Amortization expense was $2.3 million and $1.8 million for the years ended December 31, 2023 and December 31, 2022, respectively, and presented within sales and marketing in the Statements of Operations.

11.   ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Compensation and related benefits	$8,003	$11,201
Consulting and professional fees	488	761
Research and development expenses	260	678
Sales and marketing expenses	1,760	410
Warranty	213	328
Sales and other taxes payable	818	659
Other	1,053	800
Accrued expenses	$12,595	$14,837

12.   DEBT

The following table presents the composition of debt as of December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Outstanding principal	$60,000	$35,000
Accrued final payment fees	1,856	1,925
Less debt discounts	(2,573)	(971)
Total debt, net	59,283	35,954
Less current portion	—	(13,125)
Long-term debt, net	$59,283	$22,829

For the year ended December 31, 2023, the Company recognized interest expense of $5.4 million, of which $4.8 million was cash and $0.6 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

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

Solar Credit Facility

Solar Facility Fourth and Fifth Amendments

On September 29, 2023, the Company entered into the Solar Fifth Amendment. The Solar Fifth Amendment allowed the Company to draw on the $22.5 million Term C Loan portion of the Solar Facility and revise the required testing levels of the net product revenue and minimum liquidity covenants for certain testing periods. On October 3, 2023, the Company borrowed an aggregate amount of $22.5 million under the Term C Loan portion of the Solar Facility.

On March 29, 2023, the Company entered into a fourth amendment (the “Solar Fourth Amendment”) to Solar Facility.

The Solar Fourth Amendment increased the borrowings by $2.5 million, extended the interest only period from March 2023 to March 2026 and extended the maturity date from February 2025 to March 2028. In addition the amendment changed the basis of the interest expense from LIBOR to SOFR.

The Solar Facility is $60.0 million and consists of three tranches of term loans, a “Term A Loan” in an aggregate amount of $35.0 million, a “Term B Loan” in an aggregate amount of $2.5 million, and a “Term C Facility” (collectively with the Term A Loan and Term B Loan, the “Loans”) in an aggregate principal amount equal to $22.5 million. The Term A Loan was fully drawn prior to the effectiveness of the Solar Fourth Amendment. On March 29, 2023, the Company borrowed an amount of $2.5 million under the Term B Loan.

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

On December 31, 2023, January 31, 2024 and February 29, 2024, the Company was not in compliance with its minimum net product revenue covenant under the Solar Facility. Subsequently, the Company was granted a waiver from Solar for the covenant violations that occurred. The amount of borrowings affected by this non compliance was $60 million, see “Note 22. Subsequent Event” for further discussion on the waiver.

The following table sets forth by year our required future principal payments under the term loan portion of the Solar Facility:

Principal
Year:	Payments
2024	$—
2025	—
2026	22,500
2027	30,000
2028	7,500
Total principal payments	$60,000

13.   STOCKHOLDERS’ EQUITY

Common Stock Offering

On February 2, 2021, the Company closed on their secondary public offering and sale (the “Offering”) of their common stock in which the Company issued and sold 5,566,000 shares of our common stock, which included shares pursuant to an option granted to underwriters to purchase additional shares, at a public offering price of $15.50 per share. The Company received net proceeds of $80.6 million after deducting underwriting discounts, commissions and offering expenses.

Common Stock

The Company’s amended and restated certificate of incorporation as of December 31, 2020 authorized the issuance of 200.0 million shares of common stock, $0.01 par value per share, of which 29.1 million were issued and outstanding as of December 31, 2023.

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Shares of common stock issued	29,092	27,268
Shares of common stock reserved for issuance for:
Common stock warrants outstanding	41	61
Stock options outstanding	1,270	1,301
Restricted stock units outstanding	3,360	3,901
Shares available for grant under stock incentive plans	978	1,140
Shares available for sale under employee stock purchase plan	1,335	1,063
Total shares of common stock issued and reserved for issuance	36,076	34,734

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

Common Stock Warrants

The following table summarizes the Company’s outstanding common stock warrants as of December 31, 2023 and 2022 (in thousands):

December 31, 2023
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

The following potentially dilutive securities outstanding as of December 31, 2023, 2022 and 2021 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	December 31,
	2023	2022	2021
Stock options	1,270	1,301	1,499
Non-vested PRSUs	395	395	395
Non-vested restricted stock units	2,965	3,506	1,729
Common stock warrants	41	61	75

15.   SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its Statements of Operations for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	Years ended December 31,
	2023	2022	2021
Cost of revenues	$140	$130	$79
Sales and marketing	2,330	4,286	2,096
General and administrative	4,172	3,868	5,496
Research and development	677	462	198
Total	$7,319	$8,746	$7,869

2018 Equity Incentive Plan

In June 2018, the Company adopted the 2018 Plan, which authorized the issuance of up to 1.4 million shares, subject to an annual 4% increase based on the number of shares of common stock outstanding, in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. The amount and terms of grants are determined by the Company’s board of directors. All stock options granted to date have had exercise prices equal to the fair value, as determined by the closing price as reported by the Nasdaq Global Market, of the underlying common stock on the date of grant. The contractual term of stock options is up to 10 years, and stock options are exercisable in cash or as otherwise determined by the board of directors. Generally, stock options vest 25% upon the first anniversary of the date of grant and the remainder ratably monthly thereafter for 36 months. Restricted stock units generally vest ratably in three equal installments on the first, second and third anniversaries of the grant date. PRSUs generally vest based on appreciation of the Company’s common stock to a certain price as determined by the Company’s board of directors measured using a trailing 30-day volume weighted average price of a share of the Company’s common stock. The fair value of the PRSU awards are determined using a risk neutral Monte Carlo simulation valuation model. As of December 31, 2023, there were 0.7 million shares available for future issuance under the 2018 Plan.

2020 Inducement Incentive Plan

In December 2020, the Company adopted the 2020 Inducement Incentive Plan, which authorized the issuance of up to 0.4 million shares in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock awards to eligible employees who satisfy the standards for inducement grants under Nasdaq global market rules. In March 2022, the Company’s board of directors approved an additional 0.5 million shares for issuance under the plan. An individual who previously served as an employee or director of the Company is not eligible to receive awards under this plan. The amount and terms of grants are determined by the Company’s board of directors. As of December 31, 2023, there were 0.3 million shares available for future issuance under the 2020 Inducement Incentive Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the years ended December 31, 2023, 2022 and 2021:

			Weighted-	Aggregate
	Number of	Weighted-	average	average
	Shares under	average	Remaining	Intrinsic
	Option	Exercise Price	Contractual	Value
	(in thousands)	per Option	Life (in years)	(in thousands)
Outstanding at December 31, 2020	2,365	$4.62
Granted	—	$—
Exercised	(698)	$4.01
Forfeited	(168)	$14.32
Outstanding at December 31, 2021	1,499	$4.01
Granted	—	$—
Exercised	(168)	$1.77
Forfeited	(30)	$13.81
Outstanding at December 31, 2022	1,301	$4.07
Granted	—	$—
Exercised	(1)	$1.63
Forfeited	(30)	$11.67
Outstanding at December 31, 2023	1,270	$3.90	6.0	$862
Exercisable at December 31, 2023	1,123	$4.15	6.0	$728
Vested and expected to vest at December 31, 2023	1,270	$3.90	6.0	$862

The Company recognized share-based compensation expense related to stock options of $0.4 million, $0.7 million and $0.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, there was $0.1 million of total unrecognized compensation cost related to non-vested stock options which the Company expects to recognize over a weighted-average period of 0.5 years. The total intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $0.0 million, $0.2 million, and $8.2 million, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit and performance restricted stock unit activity for the years ended December 31, 2023, 2022 and 2021:

	Non-vested	Weighted-	Non-vested	Weighted-
	Restricted	average	PRSUs	average
	Stock Units	Grant-date		Grant-date
	(in thousands)	Fair Value	(in thousands)	Fair Value
Non-vested at December 31, 2020	1,860	$3.58	500	$1.71
Granted	1,008	$11.51	145	$15.59
Vested	(780)	$3.63	(250)	$1.77
Forfeited	(359)	$7.86	—	$—
Non-vested at December 31, 2021	1,729	$7.29	395	$6.77
Granted	2,902	$3.36	—	$—
Vested	(705)	$7.32	—	$—
Forfeited	(420)	$5.35	—	$—
Non-vested at December 31, 2022	3,506	$4.29	395	$6.77
Granted	1,674	$4.68	—	$—
Vested	(1,823)	$4.32	—	$—
Forfeited	(392)	$5.50	—	$—
Non-vested at December 31, 2023	2,965	$4.37	395	$6.77

The Company recognized share-based compensation expense related to restricted stock units and performance restricted stock units of $6.9 million, $8.1 million, and $7.1 million during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, there was $7.7 million of unrecognized compensation cost related to non-vested restricted stock units and performance restricted stock units that the Company expects to recognize over a weighted-average period of 1.7 years. The total fair value at the vesting date of restricted stock units and performance restricted stock units vested during the years ended December 31, 2023, 2022 and 2021 was $8.6 million, $2.5 million, and $14.1 million, respectively.

The Company did not grant performance restricted stock units during the years ended December 31, 2023 and 2022. For the year ended December 31, 2021, the grant-date fair value of the performance restricted stock units was estimated at the time of grant using the following inputs and assumptions in the Monte Carlo simulation valuation model:

2021
Closing price of common stock	$15.92
Risk-free interest rate	1.15%
Expected volatility	99.7%

16.   EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

The Company maintains a 401(k) defined contribution retirement plan which covers all of its employees. Employees are eligible to participate on the first of the month following their date of hire. Under the 401(k) plan, participating employees may defer up to 100% of their pre-tax salary but not more than statutory limits. As of December 31, 2023, the Company contributes 3% of employee salary to the participant’s defined contribution plan, which vests immediately. Employee contributions also vest immediately.

2018 Employee Stock Purchase Plan

In July 2018, the Company adopted the 2018 Employee Stock Purchase Plan ("2018 ESPP") with an initial 0.2 million share reserve, subject to automatic annual increases on January 1st of each year for a period of up to ten years, as defined in the plan document. The purpose of the 2018 ESPP is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock of the Company. The 2018 ESPP provides the opportunity to purchase the Company’s common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. As of December 31, 2023, the Company had not yet approved any offering under the plan and 1.3 million shares were reserved for issuance.

17.   INCOME TAXES

The Company’s loss before income taxes was $30.2 million, $37.2 million, $31.2 million for the years ended December 31, 2023, 2022, and 2021, respectively, and was generated entirely in the United States. The Company did not record current or deferred income tax expense or benefit during the years ended December 31, 2023, 2022, and 2021.

A reconciliation of the statutory United States federal income tax rate to the Company’s effective tax rate is as follows:

	Tax Year ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	4.2%	(0.9)%	5.5%
Nondeductible expenses	0.5%	(2.3)%	10.6%
Research and development credits	(0.3)%	—%	—%
Tax rate change and true-up	0.8%	(1.5)%	0.8%
Net operating loss	(0.6)%	—	—
Change in valuation allowance	(25.6)%	(16.3)%	(37.9)%
Effective income tax rate	—%	—%	—%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$82,179	$76,013
Research and development credits	2,923	3,008
Share-based compensation	2,538	2,273
Accruals	1,161	1,379
Interest expense	4,451	3,807
Lease liability	782	929
Capitalized start-up costs	—	215
Capitalized R&D costs	3,790	2,165
Other temporary differences	1,032	1,000
Gross deferred tax assets	98,856	90,789
Less: Valuation allowance	(94,473)	(86,733)
Total deferred tax assets	$4,383	$4,056

Deferred tax liabilities:
Capitalized software	$(1,038)	$(894)
Right-of-use asset	(679)	(816)
Prepaid commission	(2,666)	(2,346)
Gross deferred tax liabilities	(4,383)	(4,056)
Net deferred taxes	$—	$—

In assessing the realizability of the net deferred tax asset, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company believes that it is more likely than not that the Company’s deferred income tax asset associated with its net operating losses will not be realized in the immediate future. As such, there is a full valuation allowance against the net deferred tax assets as of December 31, 2023 and 2022. The valuation allowance increased by $7.7 million and $6.1 million during the years ended December 31, 2023 and 2022, respectively, due primarily to the generation of net operating losses and the federal tax rate reduction during the periods. The changes in the valuation allowance were as follows (in thousands):

	Year ended December 31,
	2023	2022
Balance at the beginning of the year	$86,733	$80,663
Amounts charged to expense	7,739	6,070
Balance at the end of the year	$94,472	$86,733

The following table summarizes carryforwards of federal net operating losses and tax credits as of December 31, 2023 (in thousands):

		Expiration
	Amount	Beginning in
Federal net operating losses	$338,027	2024
State net operating losses	$217,071	2024
Research and development credits	$2,923	2024

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

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s Statements of Operations. Due to net operating loss and tax credit carry forwards that remain unutilized, income tax returns for tax years from inception through 2022 remain subject to examination by the taxing jurisdictions.

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

19.   DISTRIBUTION AGREEMENT WITH TEIJIN PHARMA LIMITED

In October 2017, the Company entered into a distribution agreement with Teijin for the exclusive distribution of its NeuroStar Advanced Therapy System to customers who will treat patients with MDD in Japan. Under the distribution agreement, Teijin is generally restricted from selling competing products in Japan. The distribution agreement provides that the Company will have primary responsibility for obtaining reimbursement approval for use of NeuroStar Advanced Therapy System for the treatment of MDD in Japan, and Teijin will promote the sales of NeuroStar Advanced Therapy System for treatment of MDD in Japan. The Company has agreed to provide sales and technical support training to Teijin for its NeuroStar Advanced Therapy Systems. Teijin is required to purchase minimum dollar values of NeuroStar Advanced Therapy Systems and treatment sessions from the Company.

In 2017, under the distribution agreement with Teijin, the Company received an upfront payment of $0.75 million and a milestone payment of $2.0 million following the Japanese Ministry of Health, Labour and Welfare’s, or JMHLW, approval of marketing the NeuroStar Advanced Therapy System for the treatment of

MDD in Japan. In the second quarter of 2019, under the distribution agreement with Teijin, the Company earned a second milestone payment of $0.7 million, following Japan’s Central Social Insurance Medical Council (Chuikyo) approval of the recommendation by JMHLW’s expert review panel to provide reimbursement for NeuroStar Advanced Therapy for the treatment of MDD in adults. The reimbursement went into effect on June 1, 2019 and covers patients who are treated in the largest inpatient and outpatient psychiatric facilities in Japan at the rate of JPY12,000 per treatment session. These upfront and subsequent milestone payments have been deferred and are being recognized as revenue over term of the agreement.

In May 2019, the Company and Teijin entered into an amendment to the distribution agreement, which among other things finalized transfer prices, forecasting and minimum purchases, and made certain clarifications to the agreement.

The distribution agreement is scheduled to expire on March 31, 2027, subject to earlier termination if the Company or Teijin breach the agreement, Teijin fails to maintain distributor-level permits and approvals, Teijin fails to purchase from the Company specified dollar values of its sales forecasts, reimbursement for treatment of MDD using the NeuroStar Advanced Therapy System is not obtained from JMHLW by specified dates or such reimbursement is below specified minimums, Teijin reasonably believes that it is not commercially reasonable to continue distributing the NeuroStar Advanced Therapy System in Japan or bankruptcy related events occur. The term of the distribution agreement will be automatically extended for two years unless either party gives the other party at least two years’ prior written of notice of non-renewal, except that the Company cannot decline to renew the agreement if Teijin has purchased 100% of its sales forecasts over the term of the agreement.

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

21. GOVERNMENT ASSISTANCE

Employee Retention Credit

The Coronavirus Aid, Relief and Economic Security Act provided an Employee Retention Credit (the “ERC”), which was a refundable tax credit related to certain payroll taxes. The Company applied the grant model and determined that the criteria for recognition of the ERC was met during the year ended December 31, 2023 based on the Company’s determination of eligibility and filing of the ERC claim. As of December 31, 2023, the $2.9 million ERC receivable is reported within prepaid expenses and other current assets on the Company’s Balance Sheet. The credit is reported within other income, net in the Company’s Statement of Operation for the year ended December 31, 2023.

22. SUBSEQUENT EVENTS

As disclosed in “Note 12. Debt”, the Company was not in compliance with its minimum net product revenue covenant for certain periods, including January 31, 2024 and February 29, 2024 under the Solar Facility. On March 7, 2024, the Company entered into the Solar Sixth Amendment.

Under the Solar Sixth Amendment, Solar (i) waived the specified events with respect to the Company’s non-compliance with the required revenue under the net product revenue covenant and (ii) revised the required testing levels of the net product revenue and minimum liquidity covenants for certain future testing periods.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEURONETICS, INC.

By:	/s/ Keith J. Sullivan
Keith J. Sullivan
President, Chief Executive Officer and Director
Date:	March 7, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Keith J. Sullivan	President, Chief Executive Officer and Director	March 7, 2024
Keith J. Sullivan	(Principal Executive Officer)
/s/ Stephen Furlong	Executive VP, Chief Financial Officer and Treasurer	March 7, 2024
Stephen Furlong	(Principal Financial and Accounting Officer)
/s/ Robert Cascella	Director	March 7, 2024
Robert Cascella
/s/ John Bakewell	Director	March 7, 2024
John Bakewell
/s/ Sheryl Conley	Director	March 7, 2024
Sheryl Conley
/s/ Megan Rosengarten	Director	March 7, 2024
Megan Rosengarten
/s/ Wilfred Jaeger, M.D.	Director	March 7, 2024
Wilfred Jaeger, M.D.
/s/ Glenn Muir	Director	March 7, 2024
Glenn Muir
/s/ Joseph H. Capper	Director	March 7, 2024
Joseph H. Capper