Form 10-Q
period 2024-03-31
Neuronetics, Inc.
filed 2024-05-07
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number: 001-38546

NEURONETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1051425
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3222 Phoenixville Pike, Malvern, PA	19355
(Address of principal executive offices)	(Zip Code)
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

There were 29,997,563 shares of the registrant’s common stock outstanding as of May 03, 2024.

NEURONETICS, INC.

Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NEURONETICS, INC.

Balance Sheets

(Unaudited; In thousands, except per share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$47,730	$59,677
Accounts receivable, net	17,504	15,782
Inventory	6,694	8,093
Current portion of net investments in sales-type leases	816	905
Current portion of prepaid commission expense	2,630	2,514
Current portion of notes receivable	2,121	2,056
Prepaid expenses and other current assets	4,370	4,766
Total current assets	81,865	93,793
Property and equipment, net	1,847	2,009
Operating lease right-of-use assets	2,628	2,773
Net investments in sales-type leases	517	661
Prepaid commission expense	8,408	8,370
Long-term notes receivable	3,663	3,795
Other assets	4,883	4,430
Total assets	$103,811	$115,831
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,979	$4,752
Accrued expenses	9,045	12,595
Deferred revenue	1,623	1,620
Current portion of operating lease liabilities	851	845
Total current liabilities	14,498	19,812
Long-term debt, net	59,444	59,283
Deferred revenue	35	200
Operating lease liabilities	2,179	2,346
Total liabilities	76,156	81,641
Commitments and contingencies (Note 18)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding on March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value: 200,000 shares authorized; 29,975 and 29,092 shares issued and outstanding on March 31, 2024 and December 31, 2023, respectively	300	291
Additional paid-in capital	411,309	409,980
Accumulated deficit	(383,954)	(376,081)
Total Stockholders' equity	27,655	34,190
Total liabilities and Stockholders’ equity	$103,811	$115,831

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Operations

(Unaudited; In thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Revenues	$17,417	$15,540
Cost of revenues	4,329	4,144
Gross profit	13,088	11,396
Operating expenses:
Sales and marketing	11,641	11,902
General and administrative	5,957	6,611
Research and development	2,349	2,790
Total operating expenses	19,947	21,303
Loss from operations	(6,859)	(9,907)
Other (income) expense:
Interest expense	1,826	1,253
Other income, net	(812)	(640)
Net loss	$(7,873)	$(10,520)
Net loss per share of common stock outstanding, basic and diluted	$(0.27)	$(0.38)
Weighted average common shares outstanding, basic and diluted	29,472	28,034

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Changes in Stockholders’ Equity

(Unaudited; In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	27,268	$273	$402,679	$(345,892)	$57,060
Share-based awards and options exercises	1,197	12	(12)	—	—
Share-based compensation expense	—	—	1,805	—	1,805
Net loss	—	—	—	(10,520)	(10,520)
Balance at March 31, 2023	28,465	$285	$404,472	$(356,412)	$48,345

Balance at December 31, 2023	29,092	$291	$409,980	$(376,081)	$34,190
Share-based awards and options exercises	883	9	(9)	—	—
Share-based compensation expense	—	—	1,338	—	1,338
Net loss	—	—	—	(7,873)	(7,873)
Balance at March 31, 2024	29,975	$300	$411,309	$(383,954)	$27,655

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Cash Flows

(Unaudited; In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from Operating activities:
Net loss	$(7,873)	$(10,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	560	516
Allowance for credit losses	566	330
Inventory impairment	71	—
Share-based compensation	1,338	1,805
Non-cash interest expense	161	188
Changes in certain assets and liabilities:
Accounts receivable, net	(2,667)	(2,337)
Inventory	1,328	(243)
Net investments in sales-type leases	234	535
Prepaid commission expense	(154)	(175)
Prepaid expenses and other assets	116	131
Accounts payable	(1,983)	2,484
Accrued expenses	(3,549)	(7,680)
Deferred revenue	(163)	(247)
Net Cash used in Operating activities	(12,015)	(15,213)

Cash flows from Investing activities:
Purchases of property and equipment and capitalized software	(375)	(234)
Repayment of notes receivable	443	51
Net Cash provided by (used in) Investing activities	68	(183)

Cash flows from Financing activities:
Payments of debt issuance costs	—	(801)
Proceeds from issuance of long-term debt	—	2,500
Repayment of long-term debt	—	(1,200)
Net Cash provided by Financing activities	—	499
Net decrease in Cash and Cash equivalents	(11,947)	(14,897)
Cash and Cash equivalents, Beginning of Period	59,677	70,340
Cash and Cash equivalents, End of Period	$47,730	$55,443
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,666	$1,064
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$210	$52
Reduction of accounts receivable in current and long-term notes receivable	$381	$6,146

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

1.     DESCRIPTION OF BUSINESS

Neuronetics, Inc. (the “Company”) is a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from neurohealth disorders. The Company’s first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation (“TMS”) to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The NeuroStar Advanced Therapy System was cleared in 2008 by the United States (“U.S.”) Food and Drug Administration (the “FDA”) to treat adult patients with major depressive disorder (“MDD”) who have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. It is also cleared by the FDA as an adjunct for adults with obsessive-compulsive disorder (“OCD”), and to decrease anxiety symptoms in adult patients with MDD that may exhibit comorbid anxiety symptoms (anxious depression), and as an adjunct for the treatment of MDD in adolescent patients aged 15-21. The NeuroStar Advanced Therapy System is also available in other parts of the world, including Japan, where it is listed under Japan’s national health insurance. The Company intends to continue to pursue development of its NeuroStar Advanced Therapy System for additional indications.

Liquidity

As of March 31, 2024, the Company had cash and cash equivalents of $47.7 million and an accumulated deficit of $384.0 million. The Company incurred negative cash flows from operating activities of $12.0 million for the three months ended March 31, 2024 and $32.0 million for the year ended December 31, 2023. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company continues to invest in sales, marketing and product development activities. The Company’s primary sources of capital to date have been proceeds from its initial public offering (“IPO”), private placements of its convertible preferred securities, borrowings under its credit facility, proceeds from its secondary public offering of common stock and revenues from sales of its products. As of March 31, 2024, the Company had $60.0 million of borrowings outstanding under its credit facility, which has a final maturity in March 2028. Management believes that the Company’s cash and cash equivalents as of March 31, 2024 and anticipated revenues from sales of its products are sufficient to fund the Company’s operations for at least the next 12 months from the issuance of these financial statements.

2.     BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification and Accounting Standards Updates (“ASUs”) promulgated by the Financial Accounting Standards Board (the “FASB”).

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared from the books and records of the Company in accordance with U.S. GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”), which permit reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying balance sheets and statements of operations and stockholders’ equity and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows for the three months ended March 31, 2024 are not necessarily indicative of the

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

results that may be expected for the full year. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2024, wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s complete summary of significant accounting policies can be found in “Summary of Significant Accounting Policies” in the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2024.

4.     RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Adopted by the Company

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public companies to disclose for each reportable segment the significant expense categories and amounts for such expenses. ASU 2023-07 is effective for annual periods beginning December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. This ASU will be effective for our annual period ended December 31, 2024. The Company is currently evaluating the impacts of ASU 2023-07 on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public business entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. This ASU will be effective for our annual period ended December 31, 2025. The Company is currently evaluating the impacts of ASU 2023-09 on its disclosures.

Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our unaudited interim financial statements.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

5.     FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaids and other current assets, and accounts payable on the Company’s balance sheets approximated their fair values as of March 31, 2024 and December 31, 2023 due to their short-term nature. The carrying values of the Company’s credit facility approximated its fair value as of March 31, 2024 and December 31, 2023 due to its variable interest rate. The carrying value of the Company’s notes receivable approximated its fair value as of March 31, 2024 and December 31, 2023 due to its variable interest rate.

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

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2024 and December 31, 2023 (in thousands):

March 31, 2024
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$27,855	$27,855	$27,855	$—	$—

December 31, 2023
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$27,507	$27,507	$27,507	$—	$—

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

6.     ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net, as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Gross accounts receivable - trade	$18,756	$16,577
Less: Allowances for credit losses	(1,252)	(795)
Accounts receivable, net	$17,504	$15,782

7.     INVENTORY

Inventory is stated at the lower of cost and net realizable value, with cost being determined on a first in, first out basis. The Company’s inventory is primarily comprised of finished goods and work-in-process.

8.     PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

The following table presents the composition of property and equipment, net, as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Laboratory equipment	$702	$702
Office equipment	495	495
Auto	23	23
Computer equipment and software	1,105	1,082
Manufacturing equipment	551	551
Leasehold improvements	1,436	1,436
Rental equipment	542	542
Property and equipment, gross	4,854	4,831
Less: Accumulated depreciation	(3,007)	(2,822)
Property and equipment, net	$1,847	$2,009

As of March 31, 2024 and December 31, 2023, the Company had capitalized software costs, net, of $4.4 million and $4.2 million, respectively, which are included in “Prepaid expenses and other current assets” and “Other assets” on the balance sheets.

Depreciation and amortization expense was $0.6 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.

9.     NOTES RECEIVABLE

Greenbrook TMS Inc.

On March 31, 2023, the Company entered into a Secured Promissory Note and Guaranty Agreement (the “Promissory Note”) with TMS Neurohealth Centers Inc. (the “Maker”) and Greenbrook TMS Inc. and its

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

subsidiaries, excluding the Maker (the “Guarantors”), in the principal amount of $6.0 million for a period of four years.

Notes receivable outstanding was $4.8 million and $5.2 million as of March 31, 2024 and December 31, 2023, respectively.

The Promissory Note bears interest at a rate equal to the sum of (a) the floating interest rate of daily secured overnight financing rate as administered by the Federal Reserve Bank of New York on its website (“SOFR”) plus (b) 7.65%.

Pursuant to the terms of the Promissory Note, in the event of an event of default thereunder, the Maker will be required to issue common share purchase warrants to the Company equal to (i) 200% of the unpaid amount of any delinquent amount or payment due and payable under the Promissory Note, together with all outstanding and unpaid accrued interest, fees, charges and costs, divided by (ii) the exercise price of the warrants, which will represent (i) if the Maker’s common shares are traded on the Nasdaq Stock Market (“Nasdaq”), a 20% discount to the 30-day volume weighted average closing price of Greenbrook TMS Inc.’s common shares traded on the Nasdaq prior to the date of issuance (subject to any limitations that may be required by Nasdaq), (ii) if the Maker’s common shares are not then traded on Nasdaq, but are traded on the Toronto Stock Exchange (“TSX”) or another nationally recognized U.S. or Canadian securities exchange, inter-dealer quotation system or over-the-counter market (an “Other Market”), a 20% discount to the 30-day volume weighted average closing of Greenbrook TMS Inc’s common shares traded on the TSX or Other Market, as elected by the Company, or (iii) if the Maker’s common shares are not traded on any of the above trading markets, a 20% discount to the fair market value of a common share as determined pursuant to the Promissory Note.

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

Interest income recognized by the Company related to notes receivable was $0.2 million and $0 million for the three months ended March 31, 2024 and 2023, respectively, and is included within other income, net on the statements of operations.

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

Operating lease rent expense was $0.2 million for the three months ended March 31, 2024 and 2023. As of March 31, 2024, the weighted average remaining lease term of operating leases was 3.8 years and the weighted average discount rate was 7.2%.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The following table presents the supplemental cash flow information as a lessee related to leases (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$275	$267

The following table sets forth by year the required future payments of operating lease liabilities (in thousands):

Year ended
March 31, 2024
Remainder of 2024	$659
2025	898
2026	921
2027	882
2028	116
Total lease payments	3,476
Less imputed interest	(446)
Present value of operating lease liabilities	$3,030

Lessor sales-type leases:

Certain customers have purchased NeuroStar Advanced Therapy Systems on a rent-to-own basis. The lease term is three or four years with a customer option to purchase the NeuroStar Advanced Therapy System at the end of the lease or automatic transfer of ownership of the NeuroStar Advanced Therapy System at the end of the lease.

The following table sets forth a maturity analysis of the undiscounted lease receivables related to sales-type leases (in thousands):

March 31,
2024
Remainder of 2024	$692
2025	431
2026	118
2027	92
Total sales-type lease receivables	$1,333

As of March 31, 2024, the carrying amount of the lease receivables was $1.3 million. The Company does not have any unguaranteed residual assets.

Lessor operating leases:

NeuroStar Advanced Therapy Systems sold for which collection is not probable are accounted for as operating leases. For the three months ended March 31, 2024 and 2023, the Company recognized operating lease income of $0.02 million and $0.04 million, respectively.

The Company maintained rental equipment, net, of $0.3 million as of March 31, 2024 and December 31, 2023, respectively, which are included in “Property and equipment, net” on the balance sheets. Rental equipment depreciation expense was $0.02 million for the three months ended March 31, 2024 and 2023, respectively.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

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

On the Company’s balance sheets, the current portion of capitalized contract costs is represented by the current portion of prepaid commission expense, while the long-term portion is included in prepaid commission expense. Amortization expense was $0.7 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.

12.     ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Compensation and related benefits	$4,032	$8,003
Consulting and professional fees	614	488
Research and development expenses	285	260
Sales and marketing expenses	1,689	1,760
Warranty	239	213
Sales and other taxes payable	742	818
Interest payable	567	—
Other	877	1,053
Accrued expenses	$9,045	$12,595

13.     REVENUE AND DEFERRED REVENUE

Payment terms typically require payment upon shipment or installation of the NeuroStar Advanced Therapy System and additional payments as access codes for treatment sessions are delivered, which can span several years after the NeuroStar Advanced Therapy System is first delivered and installed. The timing of revenue recognition compared to billings and cash collections typically results in accounts receivable. However, sometimes customer advances and deposits may be required for certain customers and are recorded as contract liabilities (deferred revenue). For multi-year agreements, the Company generally invoices customers annually at the beginning of each annual coverage period and recognizes revenue over the term of the coverage period.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

As of March 31, 2024, the Company expects to recognize approximately the following percentages of deferred revenue by year:

Revenue
Year:	Recognition
Remainder of 2024	78%
2025	19%
2026	2%
2027	1%
Total	100%

Revenue recognized for the three months ended March 31, 2024 and 2023 that was included in the contract liability balance at the beginning of the year was $0.6 million and $0.9 million, respectively, and primarily represented revenue earned from separately priced extended warranties, customer deposits, milestone revenue, and clinical training.

Customers

Significant customers are those that represent more than 10% of the Company’s total revenue. For the period ended March 31, 2024 and 2023, one customer accounted for 17% and 18%, respectively, of the Company’s revenue.

Accounts receivable outstanding related to that customer was $2.4 million and $1.9 million as of March 31, 2024 and December 31, 2023, respectively.

Notes receivable outstanding related to that customer was $4.8 million and $5.2 million as of March 31, 2024 and December 31, 2023, respectively.

Geographical information

The following geographic data includes revenue generated from the Company’s third-party distributors. The Company’s revenue was generated in the following geographic regions and by product line for the periods indicated (in thousands):

	Revenues by Geography
	Three Months Ended March 31,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
U.S.	$16,793	96%	$14,964	96%
International	624	4%	576	4%
Total revenues	$17,417	100%	$15,540	100%

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

	U.S. Revenues by Product Category
	Three Months Ended March 31,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$3,310	20%	$3,850	26%
Treatment sessions	12,988	77%	10,643	71%
Other	495	3%	471	3%
Total U.S. revenues	$16,793	100%	$14,964	100%

	International Revenues by Product Category
	Three Months Ended March 31,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$258	41%	$259	45%	%
Treatment sessions	172	28%	184	32%	%
Other	194	31%	133	23%	%
Total international revenues	$624	100%	$576	100%	%

14.     DEBT

The following table presents the composition of debt as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Outstanding principal	$60,000	$60,000
Accrued final payment fees	1,856	1,856
Less debt discounts	(2,412)	(2,573)
Total debt, net	59,444	59,283
Less current portion	—	—
Long-term debt, net	$59,444	$59,283

For the three months ended March 31, 2024 the Company recognized interest expense of $1.8 million, of which $1.7 million was cash and $0.1 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees. For the three months ended March 31, 2023, the Company recognized interest expense of $1.3 million, of which $1.1 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

Solar Credit Facility

On March 2, 2020 the Company entered into a Loan and Security Agreement with Solar Capital Ltd as collateral agent and other lenders as defined in the agreement (such agreement, as amended, the “Solar Facility”).

On March 7, 2024, the Company entered into a sixth amendment (the “Solar Sixth Amendment”) to the Solar Facility. Under the Solar Sixth Amendment, Solar: (a) waived the specified events with respect to the Company’s non-compliance with the required revenue under the net product revenue covenant; and (b)

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

amended the financial covenants by increasing the amount of the liquidity covenant and temporarily decreasing the net product revenue covenant to reflect current projections.

On September 29, 2023, the Company entered into a fifth amendment (the “Solar Fifth Amendment”) to the Solar Facility. The Solar Fifth Amendment allowed the Company to draw on the $22.5 million Term C Loan portion of the Solar Facility and revise the required testing levels of the net product revenue and minimum liquidity covenants for certain testing periods. On October 3, 2023, the Company borrowed $22.5 million under the Term C Loan portion of the Solar Facility, resulting in total borrowing of $60 million.

On March 29, 2023, the Company entered into a fourth amendment (the “Solar Fourth Amendment”) to the Loan and Security Agreement dated March 2, 2020 with SLR Investment Corp. (formerly known as Solar Capital Ltd.). The Solar Fourth Amendment increased the borrowings by $2.5 million, extended the interest only period from March 2023 to March 2026, and extended the maturity date from February 2025 to March 2028. In addition, the Solar Fourth Amendment changed the basis of the interest expense from LIBOR to SOFR.

The Solar Facility accrues interest from the date of borrowing through the date of repayment at a floating per annum rate of interest, which resets monthly and is equal to the greater of 5.65% plus (a) 3.95% or (b) daily simple SOFR for a term of one month. Only interest is required to be paid on the Solar Facility until March 1, 2026. Prior to the effectiveness of the Solar Fourth Amendment, the interest only period with respect to the Term A Loan expired on March 1, 2023. Commencing April 1, 2026, the Company will be required to make monthly payments of principal and interest on the Solar Facility.

In addition to the principal and interest payments due under the Solar Facility, the Company is required to pay a final payment fee to Solar upon the earlier of prepayment, acceleration or the maturity date of the Solar Facility equal to 4.95% of the principal amount of the term loans actually funded. If the Company prepays the Solar Facility prior to their respective scheduled maturities, the Company will also be required to pay prepayment fees to Solar equal to 3% of the principal amount of such term loan then-prepaid if prepaid on or before the first anniversary of the Term C Funding Date, 2% of the principal amount of such term loan then-prepaid if prepaid after the first anniversary and on or before the second anniversary of the Term C Funding Date, or 1% of the principal amount of such term loan then-prepaid if prepaid after the second anniversary of the Term C Funding Date.

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

On January 31, 2024 and February 29, 2024, the Company was not in compliance with its minimum net product revenue covenant under the Solar Facility. The Company was granted a waiver from Solar in the Solar Sixth Amendment for the covenant violations. The amount of borrowings affected by this noncompliance was $60 million.

As of March 31, 2024, the Company is in compliance with all covenants in the Solar Facility and is projected to be in compliance with the covenants going forward.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

15.     COMMON STOCK

Common Stock

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Shares of common stock issued	29,975	29,092
Shares of common stock reserved for issuance for:
Common stock warrants outstanding	21	41
Stock options outstanding	1,270	1,270
Restricted stock units outstanding	3,299	3,360
Shares available for grant under stock incentive plans	1,320	978
Shares available for sale under employee stock purchase plan	1,624	1,335
Total shares of common stock issued and reserved for issuance	37,509	36,076

Common Stock Warrants

The following table summarize the Company’s outstanding common stock warrants as of March 31, 2024, and December 31, 2023:

March 31, 2024
Warrants
Outstanding
(in thousands)	Exercise Price	Expiration Date
21	$9.73	Dec-2024
21

December 31, 2023
Warrants
Outstanding
(in thousands)	Exercise Price	Expiration Date
20	$9.73	Mar-2024
21	$9.73	Dec-2024
41

16.     LOSS PER SHARE

The Company’s basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. The Company’s restricted stock awards (non-vested shares) are issued and outstanding at the time of grant but are excluded from the Company’s computation of weighted average shares outstanding in the determination of basic loss per share until vesting occurs.

A net loss cannot be diluted, so when the Company is in a net loss position, basic and diluted loss per common share are the same. If the Company achieves profitability in the future, the denominator of a diluted earnings per common share calculation will include both the weighted average number of shares outstanding and the number of common stock equivalents, if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents potentially include warrants, stock options, non-vested restricted stock units and non-vested performance restricted stock units (“PRSUs”) using the treasury stock method,

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

along with the effect, if any, from the potential conversion of outstanding securities, such as convertible preferred stock.

The following potentially dilutive securities outstanding as of March 31, 2024 and 2023 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	March 31,
	2024	2023
Stock options	1,270	1,291
Non-vested PRSUs	395	395
Non-vested restricted stock units	2,904	3,253
Common stock warrants	21	61

17.     SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its statements of operations for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$34	$37
Sales and marketing	350	642
General and administrative	777	967
Research and development	177	159
Total	$1,338	$1,805

2018 Equity Incentive Plan

In June 2018, the Company adopted the 2018 Equity Incentive Plan, ( the “2018 Plan”), which authorized the issuance of up to 1.4 million shares, subject to an annual 4% increase based on the number of shares of common stock outstanding, in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. The amount and terms of grants are determined by the Company’s board of directors. All stock options granted to date have had exercise prices equal to the fair value, as determined by the closing price as reported by the Nasdaq Global Market, of the underlying common stock on the date of grant. The contractual term of stock options is up to 10 years, and stock options are exercisable in cash or as otherwise determined by the board of directors. Generally, stock options vest 25% upon the first anniversary of the date of grant and the remainder ratably monthly thereafter for 36 months. Restricted stock units generally vest ratably in three equal installments on the first, second and third anniversaries of the grant date. PRSUs generally vest based on appreciation of the Company’s common stock to a certain price as determined by the Company’s board of directors measured using a trailing 30-day volume-weighted average price of a share of the Company’s common stock. The fair value of the PRSU awards are determined using a risk neutral Monte Carlo simulation valuation model. As of March 31, 2024, there were 1.1 million shares available for future issuance under the 2018 Plan.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

2020 Inducement Incentive Plan

In December 2020, the Company adopted the 2020 Inducement Incentive Plan (the “2020 Plan”), which authorized the issuance of up to 0.4 million shares, subject to increase by approval of the Company’s board of directors, in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock awards to eligible employees who satisfy the standards for inducement grants under Nasdaq Global Market rules. In March 2022, the Company’s board of directors approved an additional 0.5 million shares for the issuance under the 2020 Plan. An individual who previously served as an employee or director of the Company is not eligible to receive awards under the 2020 Plan. The amount and terms of grants are determined by the Company’s board of directors. As of March 31, 2024, there were 0.2 million shares available for future issuance under the 2020 Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2024:

			Weighted	Aggregate
	Number of	Weighted	average	average
	Shares under	average	Remaining	Intrinsic
	Option	Exercise Price	Contractual	Value
	(in thousands)	per Option	Life (in years)	(in thousands)
Outstanding at December 31, 2023	1,270	$3.90
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at March 31, 2024	1,270	$3.90	5.8	$2,727
Exercisable at March 31, 2024	1,187	$4.03	5.7	$2,495
Vested and expected to vest at March 31, 2024	1,270	$3.90	5.8	$2,727

The Company recognized share-based compensation expense related to stock options of $0.1 million for the three months ended March 31, 2024 and 2023. As of March 31, 2024, there was $0.1 million of total unrecognized compensation cost related to non-vested stock options, which the Company expects to recognize over a weighted average period of 0.3 years.

For the three months ended March 31, 2024, the Company did not grant stock options.

Restricted Stock Units and PRSUs

The following table summarizes the Company’s restricted stock unit and PRSU activity for March 31, 2024:

	Non-vested	Weighted	Non-vested	Weighted
	Restricted	average	PRSUs	average
	Stock Units	Grant-date		Grant-date
	(in thousands)	Fair Value	(in thousands)	Fair Value
Non-vested at December 31, 2023	2,965	$4.37	395	$6.77
Granted	990	$3.24	—	$—
Vested	(883)	$5.21	—	$—
Forfeited	(168)	$4.58	—	$—
Non-vested at March 31, 2024	2,904	$3.71	395	$6.77

The Company recognized $1.3 million and $1.7 million in share-based compensation expense related to the restricted stock units and PRSUs for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $8.9 million of unrecognized compensation cost related to non-vested restricted

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

stock units and PRSUs, which the Company expects to recognize over a weighted average period of 2.0 years. The total fair value at the vesting date of restricted stock units and PRSUs vested during the three months ended March 31, 2024 was $3.1 million.

The Company did not grant PRSUs during the three months ended March 31, 2024.

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

20.     GOVERNMENT ASSISTANCE

Employee Retention Credit

The Coronavirus Aid, Relief and Economic Security Act provided an Employee Retention Credit (the “ERC”), which was a refundable tax credit related to certain payroll taxes. The Company applied the grant model and determined that the criteria for recognition of the ERC was met during the year ended December 31, 2023 based on the Company’s determination of eligibility and filing of the ERC claim. As of March 31, 2024, the $2.9 million ERC receivable is reported within prepaid expenses and other current assets on the Company’s balance sheets.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “should,” “expect,” “plan,” “design,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “outlook” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 8, 2024.These risks and uncertainties include, without limitation, risks and uncertainties related to: our ability to achieve or sustain profitable operations due to our history of losses; our reliance on the sale and usage of our NeuroStar Advanced Therapy System to generate revenues; the scale and efficacy of our salesforce; availability of coverage and reimbursement from third-party payors for treatments using our products; physician and patient demand for treatments using our products; developments in respect of competing technologies and therapies for the indications that our products treat; product defects; our revenue has been concentrated among a small number of customers; our ability to obtain and maintain intellectual property protection for our technology; developments in clinical trials or regulatory review of the NeuroStar Advanced Therapy System for additional indications; developments in regulation in the U.S. and other applicable jurisdictions; the terms of our credit facility; our ability to successfully roll-out our Better Me Guarantee Provider Program on the planned timeline; our self-sustainability and existing cash balances; and our ability to achieve cash flow break-even in the fourth quarter of 2024 and on a full-year basis in 2025. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. The Company cautions investors not to place undue reliance on these forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q as a result of any new information, future events or changed circumstances or otherwise.

Overview

We are a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from neurohealth disorders. Our first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses TMS to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The NeuroStar Advanced

Therapy System is cleared by the FDA to treat adult patients with MDD that have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. It is also cleared by the FDA as an adjunct for adults with OCD, and to decrease anxiety symptoms in adult patients with MDD that may exhibit comorbid anxiety symptoms (anxious depression), and as an adjunct for the treatment of MDD in adolescent patients aged 15-21. The NeuroStar Advanced Therapy System is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We believe we are the market leader in TMS therapy based on over 175,379 global patients treated with over 6.4 million of our treatment sessions through March 31, 2024. We generated revenues of $17.4 million and $15.5 million for the three months ended March 31, 2024 and 2023, respectively.

We designed the NeuroStar Advanced Therapy System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of other treatment options. We generate revenues from initial capital sales of our systems, recurring treatment sessions, service and repair and extended warranty contracts. We derive the majority of our revenues from recurring treatment sessions. For the three months ended March 31, 2024, revenues from sales of our treatment sessions and NeuroStar Advanced Therapy Systems represented 77% and 20% of our U.S. revenues, respectively.

We currently sell our NeuroStar Advanced Therapy System and recurring treatment sessions in the U.S. with the collaborative support of our 202 employees as of March 31, 2024. Symphony Health estimates that there are approximately 26,300 group and solo practice sites in the U.S. with psychiatrists that prescribe antidepressant medications. Our direct sales force primarily targets 53,000 psychiatrists at 26,300 psychiatric practices that treat approximately 13.9 million patients based on data from the Journal of the American Medical Association. Some of our customers have purchased or may purchase more than one NeuroStar Advanced Therapy System. Based on our commercial data, we believe our customers can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients. We believe our customers can generate approximately $8,500 of average revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We have a diverse customer base, including psychiatrists in group psychiatric practices, pain management physicians and other medical professionals in the U.S. For the three months ended March 31, 2024, one customer accounted for more than 10% of our revenues.

We market our products in a few select markets outside the U.S. through independent distributors. International revenues represented 4% of our total revenues for the three months ended March 31, 2024 and 2023. In October 2017, we entered into an exclusive distribution agreement with Teijin Pharma Limited for the distribution of our NeuroStar Advanced Therapy Systems and treatment sessions to customers who will treat patients with MDD in Japan. We received regulatory approval for our system in Japan in September 2017. We obtained reimbursement coverage for the NeuroStar Advanced Therapy System in Japan, which went into effect on June 1, 2019 and covers patients who are treated in the largest inpatient and outpatient psychiatric facilities in Japan. We expect our international revenues to be consistent as a percentage of our total revenue.

Our research and development efforts are focused on hardware and software product developments, enhancements of our NeuroStar Advanced Therapy System, and clinical development relating to additional indications. We outsource the manufacture of components of our NeuroStar Advanced Therapy Systems that are produced to our specifications, and individual components are either shipped directly from our third-party contract manufacturers to our customers or consolidated into pallets at our Malvern, Pennsylvania facility prior to shipment. Final installation of these systems occurs at the customer site.

Total revenues an increase by $1.9 million, or 12%, from $15.5 million for the three months ended March 31, 2023 to $17.4 million for the three months ended March 31, 2024. For the three months ended March 31, 2024, our U.S. revenues were $16.8 million compared to $15.0 million for three months ended March 31, 2023, which represents an increase of 12%. The increase was primarily attributable to an increase in U.S. treatment session sales. We incurred net losses of $7.9 million for the three months ended

March 31, 2024 compared to net losses of $10.5 million for the three months ended March 31, 2023. We expect to continue to incur losses for the next several years as we invest in our commercial organization to support our planned sales growth and while continuing to invest in our pipeline indications. As of March 31, 2024, we had an accumulated deficit of $384.0 million.

Global Economic Conditions

We are continuing to closely monitor macroeconomic impacts, including, but not limited to, developments affecting financial institutions, inflationary and potential recessionary pressures, on our business, results of operations and financial results. We currently believe these conditions have no material impact.

Components of Our Results of Operations

Revenues

We have generated revenues primarily from the capital portion of our business and related sales and rentals of the NeuroStar Advanced Therapy System and the recurring revenues from our sale of treatment sessions in the U.S.

NeuroStar Advanced Therapy System Revenues. NeuroStar Advanced Therapy System revenues consist primarily of sales or rentals of a capital component, including equipment upgrades to the initial sale of the NeuroStar Advanced Therapy System. NeuroStar Advanced Therapy Systems can be purchased outright or on a rent-to-own basis by certain customers.

Treatment Session Revenues. Treatment session revenues primarily include sales of NeuroStar treatment sessions and SenStar treatment links. The NeuroStar treatment sessions are access codes that are delivered electronically in the U.S. The SenStar treatment links are disposable units containing single-use access codes that are sold and used outside the U.S. Access codes are purchased separately by our customers, primarily on an as-needed basis, and are required by the NeuroStar Advanced Therapy System in order to deliver treatment sessions.

Other Revenues. Other revenues are derived primarily from service and repair and extended warranty contracts with our existing customers.

We refer you to the section titled “Critical Accounting Policies and Use of Estimates—Revenue Recognition” in our Annual Report on Form 10-K filed with the SEC on March 8, 2024. We also refer you to “Summary of Significant Accounting Policies” in Notes to Interim Financial Statements located in Part I – FINANCIAL INFORMATION, Item 1. Financial Statements.

Cost of Revenues and Gross Margin

Cost of revenues primarily consists of the costs of components and products purchased from our third-party contract manufacturers of our NeuroStar Advanced Therapy Systems and the costs of treatment packs for individual treatment sessions. We use third-party contract manufacturing partners to produce the components for and assemble the completed NeuroStar Advanced Therapy Systems. Cost of revenues also includes costs related to personnel, warranty, shipping, and our operations and field service departments. We expect our cost of revenues to increase to the extent our revenues grow.

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

Sales and Marketing Expenses

Sales and marketing expenses consist of market research and commercial activities related to the sale of our NeuroStar Advanced Therapy Systems and treatment sessions and salaries and related benefits, sales commissions and share-based compensation for employees focused on these efforts. Other significant sales and marketing costs include conferences and trade shows, co-op marketing, promotional and marketing activities, including direct and online marketing, practice support programs and radio media campaigns, travel and training expenses.

We anticipate that our sales and marketing expenses will remain materially consistent during 2024 compared to 2023 expenses. We have plans to grow the co-op marketing program, but that increase in expense will be offset by savings in other areas.

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

Other Income, Net

Other income, net, consists primarily of interest income earned on our money market account balances and notes receivable.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

	Three Months Ended
	March 31,		Increase / (Decrease)
	2024	2023	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$17,417	$15,540	$1,877	12%
Cost of revenues	4,329	4,144	185	4%
Gross Profit	13,088	11,396	1,692	15%
Gross Margin	75.1%	73.3%

Operating expenses:
Sales and marketing	11,641	11,902	(261)	(2)%
General and administrative	5,957	6,611	(654)	(10)%
Research and development	2,349	2,790	(441)	(16)%
Total operating expenses	19,947	21,303	(1,356)	(6)%
Loss from Operations	(6,859)	(9,907)	3,048	31%
Other (income) expense:
Interest expense	1,826	1,253	573	46%
Other income, net	(812)	(640)	(172)	27%
Net Loss	$(7,873)	$(10,520)	$2,647	25%

	Revenues by Geography
	Three Months Ended March 31,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
U.S.	$16,793	96%	$14,964	96%
International	624	4%	576	4%
Total revenues	$17,417	100%	$15,540	100%

	U.S. Revenues by Product Category
	Three Months Ended March 31,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$3,310	20%	$3,850	26%
Treatment sessions	12,988	77%	10,643	71%
Other	495	3%	471	3%
Total U.S. revenues	$16,793	100%	$14,964	100%

	U.S. NeuroStar Advanced Therapy System
	Revenues by Type
	Three Months Ended March 31,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar capital	$3,210	97%	$3,649	95%
Operating lease	25	1%	39	1%
Other	75	2%	162	4%
Total U.S. NeuroStar Advanced Therapy System revenues	$3,310	100%	$3,850	100%

Revenues

Total revenue for the three months ended March 31, 2024 was $17.4 million, an increase of 12% compared to the three months ended March 31, 2023 revenue of $15.5 million. During the quarter, total U.S. revenue increased by 12% and international revenue increased by 8% over the prior year quarter. The U.S. growth was driven by an increase in treatment session sales, partially off set by a decrease in NeuroStar capital revenue. The increase in international revenue was due to an increase in other component sales.

U.S. NeuroStar Advanced Therapy System revenue for the three months ended March 31, 2024 was $3.3 million, a decrease of 14% compared to the three months ended March 31, 2023 revenue of $3.9 million. For the three months ended March 31, 2024 and 2023, the Company sold 40 and 49 systems, respectively.

U.S. treatment session revenue for the three months ended March 31, 2024 was $13.0 million, an increase of 22% compared to the three months ended March 31, 2023 revenue of $10.6 million. The increase in U.S. treatment session revenue was primarily the result of an increase of 51,995 treatment sessions sold from 158,742 units for the three ended March 31, 2023 to 210,737 for the three months ended March 31, 2024. We believe the increase in overall volume of treatment session revenue between these two periods was primarily due to the growth in active customer sites of 87 from 1,081 as of March 31, 2023 to 1,168 as of March 31, 2024 and increase in overall utilization. Due to the time it takes for the customer sites to become fully operational, treatment session revenue will lag in the growth of our active customer sites.

Cost of Revenues and Gross Margin

Cost of revenues increased by $0.2 million, or 4%, from $4.1 million for the three months ended March 31, 2023 to $4.3 million for the three months ended March 31, 2024. Gross margin increased from 73.3% for the three months ended March 31, 2023 to 75.1% for the three months ended March 31, 2024. The increase was primarily a result of increased sales volume of our treatment session sales and the change in product mix.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $0.3 million, or 2%, from $11.9 million for the three months ended March 31, 2023 to $11.6 million for the three months ended March 31, 2024. The decrease was primarily due to a reduction in sales meeting costs, partially offset by an increase in marketing program spend, specifically the growth related to the co-op marketing initiative.

General and Administrative Expenses

General and administrative expenses decreased by $0.6 million, or 10%, from $6.6 million for the three months ended March 31, 2023 to $6.0 million for the three months ended March 31, 2024. The decrease was primarily related to a reduction in personnel expenses and third party legal and consulting fees in the current period versus the prior year quarter.

Research and Development Expenses

Research and development expenses decreased by $0.5 million, or 16%, from $2.8 million for the three months ended March 31, 2023 to $2.3 million for the three months ended March 31, 2024. The decrease in research and development was driven by an increase in capitalization of product development costs related to certain of the Company’s software project costs.

Interest Expense

Interest expense increased by $0.5 million, or 38%, from $1.3 million for the three months ended March 31, 2023 to $1.8 million for the three months ended March 31, 2024 due to an overall increase in debt and increase in interest rate.

Other Income, Net

Other income, net, increased by $0.2 million from $0.6 million for the three months ended March 31, 2023 to $0.8 million for the three months ended March 31, 2024, primarily as a result of increased interest income earned on the Company’s money market accounts and increase in notes receivable interest.

Liquidity and Capital Resources

Overview

As of March 31, 2024, we had cash and cash equivalents of $47.7 million and an accumulated deficit of $384.0 million, compared to cash and cash equivalents of $59.7 million and an accumulated deficit of $376.1 million as of December 31, 2023. We incurred negative cash flows from operating activities of $12.0 million and $15.2 million for the three months ended March 31, 2024 and 2023, respectively. We have incurred operating losses since our inception, and we anticipate that our operating losses will lessen in the near term as we adjust our sales and marketing initiatives, research and development activities and other corporate initiatives. The Company’s primary sources of capital to date have been proceeds from its IPO, private placements of its convertible preferred securities, borrowings under its credit facility, proceeds from its secondary public offering of common stock and revenues from sales of its products. As of March 31, 2024, the Company had $60.0 million of borrowings outstanding under its credit facility, which has a final maturity in March 2028. Management believes that the Company’s cash and cash equivalents as of March 31, 2024 and anticipated revenues from sales of its products are sufficient to fund the Company’s operations for at least 12 months from the issuance of these financial statements.

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

Our current and future funding requirements will depend on many factors, including:

●	our ability to achieve revenue growth and improve operating margins;
●	compliance with the terms and conditions, including covenants, set forth in our credit facility;
●	the cost of expanding our operations and offerings, including our sales and marketing efforts;
●	our ability to improve or maintain coverage and reimbursement arrangements with domestic and international third-party and government payors;
●	our rate of progress in establishing coverage and reimbursement arrangements from international commercial third-party and government payors;
●	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our products and maintaining or improving our sales to our current customers;
●	the cost of research and development activities, including research and development relating to additional indications of neurohealth disorders;
●	the effect of competing technological and market developments;

●	costs related to international expansion; and
●	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.

As of March 31, 2024, there were no significant changes to our material cash requirements as set forth in our Annual Report on Form 10-K filed with the SEC on March 8, 2024.

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Net Cash used in Operating Activities	$(12,015)	$(15,213)
Net Cash provided by (used in) Investing Activities	68	(183)
Net Cash provided by Financing Activities	—	499
Net (Decrease) in Cash and Cash Equivalents	$(11,947)	$(14,897)

Net Cash used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $12.0 million, consisting primarily of a net loss of $7.9 million, an increase in accounts receivable of $2.7 million, a decrease in accrued bonus and accounts payable of $4.5 million and a decrease in other assets of $0.4 million, partially offset by non-cash charges of $2.7 million. Non-cash charges consisted of depreciation, allowance for credit losses and share-based compensation.

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

Net Cash provided by (used in) Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2024 was $0.1 million. Net cash provided by investing activities for the three months ended March 31, 2024 was primarily due to repayment of notes receivable, partially offset by purchases of property and equipment and capitalized software costs.

Net cash used in investing activities for the three months ended March 31, 2023 was $0.2 million. Net cash used in investing activities for the three months ended March 31, 2023 was primarily due to repayment of notes receivable and purchases of property and equipment and capitalized software costs.

Net Cash provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $0. Net cash provided by financing activities for the three months ended March 31, 2023 was $0.5 million and primarily consisted of the additional debt net of the final payment and amendment fee paid in connection with the Solar Fourth Amendment.

Indebtedness

For information regarding the Solar Facility, refer to “Debt” in Notes to Interim Financial Statements located in Part I – FINANCIAL INFORMATION, Item 1. Financial Statements..

Recent Accounting Pronouncements

We refer you to “Summary of Significant Accounting Policies” and “Recent Accounting Pronouncements” in Notes to Interim Financial Statements in Notes to Interim Financial Statements located in Part I – FINANCIAL INFORMATION, Item 1. Financial Statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We refer you to the information described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2024. There have been no material changes to our market risk described therein.

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

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and our Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings.

We are subject from time to time to various claims and legal actions arising during the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 1A.     Risk Factors.

You should carefully consider the information described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2024. There have been no material changes to the risk factors described therein.

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

NEURONETICS, INC.
(Registrant)
Date: May 07, 2024	By:	/s/ Keith J. Sullivan
	Name:	Keith J. Sullivan
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
Date: May 07, 2024	By:	/s/ Stephen Furlong
	Name:	Stephen Furlong
	Title:	EVP, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)