Form 10-Q
period 2024-06-30
Neuronetics, Inc.
filed 2024-08-12
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number: 001-38546

NEURONETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1051425
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3222 Phoenixville Pike, Malvern, PA	19355
(Address of principal executive offices)	(Zip Code)
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

There were 30,295,465 shares of the registrant’s common stock outstanding as of August 6, 2024.

NEURONETICS, INC.

Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NEURONETICS, INC.

Balance Sheets

(Unaudited; In thousands, except per share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$42,642	$59,677
Accounts receivable, net	17,143	15,782
Inventory	6,142	8,093
Current portion of net investments in sales-type leases	685	905
Current portion of prepaid commission expense	2,739	2,514
Current portion of notes receivable	2,363	2,056
Prepaid expenses and other current assets	3,792	4,766
Total current assets	75,506	93,793
Property and equipment, net	1,728	2,009
Operating lease right-of-use assets	2,480	2,773
Net investments in sales-type leases	268	661
Prepaid commission expense	8,626	8,370
Long-term notes receivable	3,152	3,795
Other assets	5,053	4,430
Total assets	$96,813	$115,831
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,102	$4,752
Accrued expenses	9,236	12,595
Deferred revenue	1,452	1,620
Current portion of operating lease liabilities	856	845
Current portion of long-term debt, net	13,612	—
Total current liabilities	29,258	19,812
Long-term debt, net	46,146	59,283
Deferred revenue	15	200
Operating lease liabilities	2,008	2,346
Total liabilities	77,427	81,641
Commitments and contingencies (Note 18)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding on June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value: 200,000 shares authorized; 30,136 and 29,092 shares issued and outstanding on June 30, 2024 and December 31, 2023, respectively	301	291
Additional paid-in capital	412,871	409,980
Accumulated deficit	(393,786)	(376,081)
Total Stockholders’ equity	19,386	34,190
Total liabilities and Stockholders’ equity	$96,813	$115,831

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Operations

(Unaudited; In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues	$16,450	$17,610	$33,867	$33,150
Cost of revenues	4,271	4,836	8,600	8,980
Gross profit	12,179	12,774	25,267	24,170
Operating expenses:
Sales and marketing	12,303	11,559	23,943	23,461
General and administrative	6,148	6,200	12,105	12,812
Research and development	2,235	2,364	4,585	5,154
Total operating expenses	20,686	20,123	40,633	41,427
Loss from operations	(8,507)	(7,349)	(15,366)	(17,257)
Other (income) expense:
Interest expense	1,978	1,144	3,804	2,396
Other income, net	(653)	(3,592)	(1,465)	(4,232)
Net loss	$(9,832)	$(4,901)	$(17,705)	$(15,421)
Net loss per share of common stock outstanding, basic and diluted	$(0.33)	$(0.17)	$(0.59)	$(0.54)
Weighted average common shares outstanding, basic and diluted	30,052	28,590	29,762	28,316

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Changes in Stockholders’ Equity

(Unaudited; In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	27,268	$273	$402,679	$(345,892)	$57,060
Share-based awards and options exercises	1,197	12	(12)	—	—
Share-based compensation expense	—	—	1,805	—	1,805
Net loss	—	—	—	(10,520)	(10,520)
Balance at March 31, 2023	28,465	$285	$404,472	$(356,412)	$48,345
Share-based awards and options exercises	348	3	(3)	—	—
Share-based compensation expense	—	—	2,033	—	2,033
Net loss	—	—	—	(4,901)	(4,901)
Balance at June 30, 2023	28,813	$288	$406,502	$(361,313)	$45,477

Balance at December 31, 2023	29,092	$291	$409,980	$(376,081)	$34,190
Share-based awards and options exercises	883	9	(9)	—	—
Share-based compensation expense	—	—	1,338	—	1,338
Net loss	—	—	—	(7,873)	(7,873)
Balance at March 31, 2024	29,975	$300	$411,309	$(383,954)	$27,655
Share-based awards and options exercises	161	1	(1)	—	—
Share-based compensation expense	—	—	1,563	—	1,563
Net loss	—	—	—	(9,832)	(9,832)
Balance at June 30, 2024	30,136	$301	$412,871	$(393,786)	$19,386

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Cash Flows

(Unaudited; In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from Operating activities:
Net loss	$(17,705)	$(15,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,115	1,004
Allowance for credit losses	1,238	(266)
Inventory impairment	94	—
Share-based compensation	2,901	3,838
Non-cash interest expense	474	322
Changes in certain assets and liabilities:
Accounts receivable, net	(3,204)	(5,456)
Inventory	1,844	(7)
Net investments in sales-type leases	614	828
Prepaid commission expense	(482)	(620)
Prepaid expenses and other assets	683	(2,762)
Accounts payable	(844)	1,577
Accrued expenses	(3,359)	(6,462)
Deferred revenue	(353)	(622)
Net Cash used in Operating activities	(16,984)	(24,047)

Cash flows from Investing activities:
Purchases of property and equipment and capitalized software	(991)	(938)
Repayment of notes receivable	940	113
Net Cash used in Investing activities	(51)	(825)

Cash flows from Financing activities:
Payments of debt issuance costs	—	(863)
Proceeds from issuance of long-term debt	—	2,500
Repayment of long-term debt	—	(1,200)
Net Cash provided by Financing activities	—	437
Net decrease in Cash and Cash equivalents	(17,035)	(24,435)
Cash and Cash equivalents, Beginning of Period	59,677	70,340
Cash and Cash equivalents, End of Period	$42,642	$45,905
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,330	$2,075
Transfer of inventory to property and equipment	36	36
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$193	$134
Reduction of accounts receivable in current and long-term notes receivable	$606	$6,330

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

Liquidity

As of June 30, 2024, the Company had cash and cash equivalents of $42.6 million and an accumulated deficit of $393.8 million. The Company incurred negative cash flows from operating activities of $17.0 million for the six months ended June 30, 2024 and $32.0 million for the year ended December 31, 2023. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company continues to invest in sales, marketing and product development activities. The Company’s primary sources of capital to date have been proceeds from its initial public offering (“IPO”), private placements of its convertible preferred securities, borrowings under its credit facility, proceeds from its secondary public offering of common stock and revenues from sales of its products. As of June 30, 2024, the Company had $60.0 million of borrowings outstanding under its credit facility, which had a final maturity in March 2028. Management believes that the Company’s cash and cash equivalents as of June 30, 2024, and anticipated revenues from sales of its products are sufficient to fund the Company’s operations for at least the next 12 months from the issuance of these financial statements.

As of June 30, 2024, the Company was not in compliance with its minimum net product revenue covenant under the SLR Facility, see “Note 14. Debt” for further discussion. The amount of borrowing affected by this noncompliance was $60 million. Subsequently, on July 25, 2024 the Company entered into a Credit Agreement and Guaranty with Perceptive Credit Holdings IV, LP, (“Perceptive”) as collateral agent and other lenders defined in the agreement, see “Note 21. Subsequent Events” for further discussion on the Perceptive Credit Agreement.

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared from the books and records of the Company in accordance with U.S. GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”), which permit reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying balance sheets and statements of operations and stockholders’

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

equity and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2024, wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

5.     FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaids and other current assets, and accounts payable on the Company’s balance sheets approximated their fair values as of June 30, 2024 and December 31, 2023 due to their short-term nature. The carrying values of the Company’s credit facility approximated its fair value as of June 30, 2024 and December 31, 2023 due to its variable interest rate. The carrying value of the Company’s notes receivable approximated its fair value as of June 30, 2024 and December 31, 2023 due to its variable interest rate.

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

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as of June 30, 2024 and December 31, 2023 (in thousands):

June 30, 2024
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$28,209	$28,209	$28,209	$—	$—

December 31, 2023
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$27,507	$27,507	$27,507	$—	$—

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

6.     ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Gross accounts receivable - trade	$18,754	$16,577
Less: Allowances for credit losses	(1,611)	(795)
Accounts receivable, net	$17,143	$15,782

7.     INVENTORY

Inventory is stated at the lower of cost and net realizable value, with cost being determined on a first in, first out basis. The Company’s inventory is primarily comprised of finished goods and work-in-process.

8.     PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

The following table presents the composition of property and equipment, net as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Laboratory equipment	$669	$702
Office equipment	495	495
Auto	23	23
Computer equipment and software	1,119	1,082
Manufacturing equipment	557	551
Leasehold improvements	1,463	1,436
Rental equipment	578	542
Property and equipment, gross	4,904	4,831
Less: Accumulated depreciation	(3,176)	(2,822)
Property and equipment, net	$1,728	$2,009

As of June 30, 2024 and December 31, 2023, the Company had capitalized software costs, net of $4.6 million and $4.2 million, respectively, which are included in “Prepaid expenses and other current assets” and “Other assets” on the balance sheet.

Depreciation and amortization expense was $0.6 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively, and $1.1 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively.

9.     NOTES RECEIVABLE

Greenbrook TMS Inc.

On March 31, 2023, the Company entered into a Secured Promissory Note and Guaranty Agreement (the “Promissory Note”) with TMS Neurohealth Centers Inc. (the “Maker”) and Greenbrook TMS Inc. and its subsidiaries, excluding the Maker (the “Guarantors”), in the principal amount of $6.0 million for a period of four years.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

Notes receivable outstanding from Greenbrook TMS Inc. was $4.4 million and $5.2 million as of June 30, 2024 and December 31, 2023, respectively.

The Promissory Note bears interest at a rate equal to the sum of (a) the floating interest rate of daily secured overnight financing rate as administered by the Federal Reserve Bank of New York on its website (“SOFR”) plus (b) 7.65%.

Pursuant to the terms of the Promissory Note, in the event of an event of default thereunder, the Maker will be required to issue common share purchase warrants to the Company equal to (i) 200% of the unpaid amount of any delinquent amount or payment due and payable under the Promissory Note, together with all outstanding and unpaid accrued interest, fees, charges and costs, divided by (ii) the exercise price of the warrants, which will represent (i) if the Maker’s common shares are traded on the Nasdaq Stock Market (“Nasdaq”), a 20% discount to the 30-day volume-weighted average closing price of Greenbrook TMS Inc.’s common shares traded on the Nasdaq prior to the date of issuance (subject to any limitations that may be required by Nasdaq), (ii) if the Maker’s common shares are not then traded on Nasdaq, but are traded on the Toronto Stock Exchange (“TSX”) or another nationally recognized U.S. or Canadian securities exchange, inter-dealer quotation system or over-the-counter market (an “Other Market”), a 20% discount to the 30-day volume-weighted average closing of Greenbrook TMS Inc’s common shares traded on the TSX or Other Market, as elected by the Company, or (iii) if the Maker’s common shares are not traded on any of the above trading markets, a 20% discount to the fair market value of a common share as determined pursuant to the Promissory Note.

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

Interest income recognized by the Company related to notes receivable was $0.2 million for the three months ended June 30, 2024 and 2023. Interest income recognized by the Company related to notes receivable was $0.3 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively, and is included within “Other income, net” on the statements of operations.

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

Operating lease rent expense was $0.2 million for the three months ended June 30, 2024 and 2023, and $0.4 million for the six months ended June 30, 2024 and 2023. As of June 30, 2024, the weighted-average remaining lease term of operating leases was 3.6 years and the weighted-average discount rate was 7.2%.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The following table presents the supplemental cash flow information as a lessee related to leases (in thousands):

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$531	$521

The following table sets forth by year the required future payments of operating lease liabilities (in thousands):

June 30, 2024
Remainder of 2024	$440
2025	898
2026	921
2027	882
2028	116
Total lease payments	3,257
Less imputed interest	(393)
Present value of operating lease liabilities	$2,864

Lessor sales-type leases:

Certain customers have purchased NeuroStar Advanced Therapy Systems on a rent-to-own basis. The lease term is three or four years with a customer option to purchase the NeuroStar Advanced Therapy System at the end of the lease or automatic transfer of ownership of the NeuroStar Advanced Therapy System at the end of the lease.

The following table sets forth the profit recognized on sales-type leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Profit recognized at commencement, net	$23	$47	$23	$47
Interest income	—	—	—	—
Total sales-type lease income	$23	$47	$23	$47

The following table sets forth a maturity analysis of the undiscounted lease receivables related to sales-type leases (in thousands):

June 30, 2024
Remainder of 2024	$433
2025	407
2026	86
2027	27
Total sales-type lease receivables	$953

As of June 30, 2024, the carrying amount of the lease receivables is $1.0 million. The Company does not have any unguaranteed residual assets.

Lessor operating leases:

NeuroStar Advanced Therapy Systems sold for which collection is not probable are accounted for as operating leases. For the three months ended June 30, 2024 and 2023, the Company recognized operating

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

lease income of $0.03 million and $0.04 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recognized operating lease income of $0.1 million.

The Company maintained rental equipment, net of $0.3 million as of June 30, 2024 and December 31, 2023, which are included in “Property and equipment, net” on the balance sheet. Rental equipment depreciation expense was $0.02 million for the three months ended June 30, 2024 and 2023, and $0.05 million and $0.04 million for the six months ended June 30, 2024 and 2023, respectively.

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

On the Company’s balance sheets, the current portion of capitalized contract costs is represented by the “Current portion of prepaid commission expense”, while the long-term portion is included in “Prepaid commission expense”. Amortization expense was $0.7 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively, and $1.4 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively.

12.     ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Compensation and related benefits	$5,418	$8,003
Consulting and professional fees	693	488
Research and development expenses	172	260
Sales and marketing expenses	834	1,760
Warranty	255	213
Sales and other taxes payable	744	818
Other	1,120	1,053
Accrued expenses	$9,236	$12,595

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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

invoices customers annually at the beginning of each annual coverage period and recognizes revenue over the term of the coverage period.

As of June 30, 2024, the Company expects to recognize approximately the following percentages of deferred revenue by year:

Revenue
Year:	Recognition
Remainder of 2024	62%
2025	35%
2026	2%
2027	1%
Total	100%

Revenue recognized for the three months ended June 30, 2024 and 2023 that was included in the contract liability balance at the beginning of the year was $0.4 million and $0.5 million, respectively. Revenue recognized for the six months ended June 30, 2024 and 2023 that was included in the contract liability balance at the beginning of the year was $1.1 million and $1.4 million, respectively, and primarily represented revenue earned from separately priced extended warranties, customer deposits, milestone revenue, and clinical training.

Customers

Significant customers are those that represent more than 10% of the Company’s total revenue. For the three months ended June 30, 2024 and 2023, one customer accounted for 14% of the Company’s revenue. For the six months ended June 30, 2024 and 2023, one customer accounted for 13% and 16% of the Company’s revenue, respectively.

Accounts receivable outstanding related to that customer was $2.0 million and $1.9 million as of June 30, 2024 and December 31, 2023, respectively.

Notes receivable outstanding related to that customer was $4.4 million and $5.2 million as of June 30, 2024 and December 31, 2023, respectively.

Geographical information

The following geographic data includes revenue generated from the Company’s third-party distributors. The Company’s revenue was generated in the following geographic regions and by product line for the periods indicated (in thousands):

	Revenues by Geography
	Three Months Ended June 30,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
U.S.	$16,130	98%	$17,289	98%
International	320	2%	321	2%
Total revenues	$16,450	100%	$17,610	100%

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

	U.S. Revenues by Product Category
	Three Months Ended June 30,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$4,000	25%	$4,489	26%
Treatment sessions	11,660	72%	12,314	71%
Other	470	3%	486	3%
Total U.S. revenues	$16,130	100%	$17,289	100%

	International Revenues by Product Category
	Three Months Ended June 30,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$—	—%	$56	18%
Treatment sessions	139	43%	126	39%
Other	181	57%	139	43%
Total international revenues	$320	100%	$321	100%

	Revenues by Geography
	Six Months Ended June 30,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
U.S.	$32,923	97%	$32,253	97%
International	944	3%	897	3%
Total revenues	$33,867	100%	$33,150	100%

	U.S. Revenues by Product Category
	Six Months Ended June 30,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$7,310	22%	$8,339	26%
Treatment sessions	24,648	75%	22,957	71%
Other	965	3%	957	3%
Total U.S. revenues	$32,923	100%	$32,253	100%

	International Revenues by Product Category
	Six Months Ended June 30,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$259	27%	$314	35%
Treatment sessions	309	33%	310	35%
Other	376	40%	273	30%
Total International revenues	$944	100%	$897	100%

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

14.     DEBT

The following table presents the composition of debt as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Outstanding principal	$60,000	$60,000
Accrued final payment fees	2,970	1,856
Less debt discounts	(3,212)	(2,573)
Total debt, net	59,758	59,283
Less current portion	(13,612)	—
Long-term debt, net	$46,146	$59,283

For the three months ended June 30, 2024, the Company recognized interest expense of $2.0 million, of which $1.7 million was cash and $0.3 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees. For the three months ended June 30, 2023, the Company recognized interest expense of $1.1 million, of which $1.0 million was cash and $0.1 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

For the six months ended June 30, 2024, the Company recognized interest expense of $3.8 million, of which $3.3 million was cash and $0.5 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees. For the six months ended June 30, 2023, the Company recognized interest expense of $2.4 million, of which $2.1 million was cash and $0.3 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

SLR Credit Facility

On March 2, 2020 the Company entered into a Loan and Security Agreement with Solar Capital Ltd as collateral agent and other lenders as defined in the agreement (such agreement, as amended, the “SLR Facility”).

On March 7, 2024, the Company entered into a sixth amendment (the “SLR Sixth Amendment”) to the SLR Facility. Under the SLR Sixth Amendment, SLR: (a) waived the specified events with respect to the Company’s non-compliance with the required revenue under the net product revenue covenant; and (b) amended the financial covenants and increased the amount of the liquidity covenant and temporarily decreased the net product revenue covenant to reflect current projections.

On September 29, 2023, the Company entered into a fifth amendment (the “SLR Fifth Amendment”) to the SLR Facility. The SLR Fifth Amendment allowed the Company to draw on the $22.5 million Term C Loan portion of the SLR Facility and revised the required testing levels of the net product revenue and minimum liquidity covenants for certain testing periods. On October 3, 2023, the Company borrowed $22.5 million under the Term C Loan portion of the SLR Facility, resulting in total borrowing of $60 million.

On March 29, 2023, the Company entered into a fourth amendment (the “SLR Fourth Amendment”) to the Loan and Security Agreement dated March 2, 2020 with SLR Investment Corp. (formerly known as Solar Capital Ltd.). The SLR Fourth Amendment increased the borrowings by $2.5 million, extended the interest only period from March 2023 to March 2026, and extended the maturity date from February 2025 to March 2028. In addition, the SLR Fourth Amendment changed the basis of the interest expense from LIBOR to SOFR.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The SLR Facility accrued interest from the date of borrowing through the date of repayment at a floating per annum rate of interest, which reset monthly and was equal to the greater of 5.65% plus (a) 3.95% or (b) daily simple SOFR for a term of one month. Only interest was required to be paid on the SLR Facility until March 1, 2026. Prior to the effectiveness of the SLR Fourth Amendment, the interest only period with respect to the Term A Loan expired on March 1, 2023. Commencing April 1, 2026, the Company was required to make monthly payments of principal and interest on the SLR Facility.

In addition to the principal and interest payments due under the SLR Facility, the Company was required to pay a final payment fee to SLR upon the earlier of prepayment, acceleration or the maturity date of the SLR Facility equal to 4.95% of the principal amount of the term loans actually funded. If the Company prepaid the SLR Facility prior to their respective scheduled maturities, the Company will also be required to pay prepayment fees to SLR equal to 3% of the principal amount of such term loan then-prepaid if prepaid on or before the first anniversary of the Term C Funding Date, 2% of the principal amount of such term loan then-prepaid if prepaid after the first anniversary and on or before the second anniversary of the Term C Funding Date, or 1% of the principal amount of such term loan then-prepaid if prepaid after the second anniversary of the Term C Funding Date.

The Company was also required to pay SLR an exit fee upon the occurrence of (a) any liquidation, dissolution or winding up of the Company, (b) any transaction that results in a person obtaining control over the Company, (c) the Company achieving $100 million in trailing twelve-month net product revenue or (d) the Company achieving $125 million in trailing twelve-month net product revenue. The exit fee for liquidation, dissolution, winding up or change of control of the Company is equal to 2% of the principal amount of the term loans actually funded. The exit fee for achieving either $100 million or $125 million in trailing twelve-month net product revenue is equal to 1% of the principal amount of the term loans actually funded or, if both net product revenue milestones are achieved, 2% of the principal amount of the term loans actually funded. The exit fee was capped at 2% of the principal amount of the term loans actually funded.

On January 31, 2024 and February 29, 2024, the Company was not in compliance with its minimum net product revenue covenant under the SLR Facility. The Company was granted a waiver from SLR in the SLR Sixth Amendment for the covenant violations. The amount of borrowings affected by this noncompliance was $60 million.

As of June 30, 2024, the Company was not in compliance with its minimum net product revenue covenant under the SLR Facility. The amount of borrowing affected by this noncompliance was $60 million.

Subsequently, on July 25, 2024, the Company entered into a Credit Agreement and Guaranty with Perceptive Credit Holdings IV, LP, (“Perceptive”) as collateral agent and other lenders defined in the agreement, see “Note 21. Subsequent Events” for further discussion on the Perceptive Credit Agreement.

The Company projects to be in compliance with the covenants under the Perceptive Credit Agreement going forward.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

15.     COMMON STOCK

Common Stock

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Shares of common stock issued	30,136	29,092
Shares of common stock reserved for issuance for:
Common stock warrants outstanding	21	41
Stock options outstanding	1,258	1,270
Restricted stock units outstanding	3,433	3,360
Shares available for grant under stock incentive plans	855	978
Shares available for sale under employee stock purchase plan	1,624	1,335
Total shares of common stock issued and reserved for issuance	37,327	36,076

Common Stock Warrants

The following tables summarize the Company’s outstanding common stock warrants as of June 30, 2024, and December 31, 2023:

June 30, 2024
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

The following potentially dilutive securities outstanding as of June 30, 2024 and 2023 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	June 30,
	2024	2023
Stock options	1,258	1,277
Non-vested PRSUs	395	395
Non-vested restricted stock units	3,038	3,312
Common stock warrants	21	61

17.     SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its statements of operations for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$37	$36	$71	72
Sales and marketing	359	713	709	1,356
General and administrative	976	1,115	1,753	2,082
Research and development	191	169	368	328
Total	$1,563	$2,033	$2,901	$3,838

2018 Equity Incentive Plan

In June 2018, the Company adopted the 2018 Equity Incentive Plan, (the “2018 Plan”), which authorized the issuance of up to 1.4 million shares, subject to an annual 4% increase based on the number of shares of common stock outstanding, in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. The amount and terms of grants are determined by the Company’s board of directors. All stock options granted to date have had exercise prices equal to the fair value, as determined by the closing price as reported by the Nasdaq Global Market, of the underlying common stock on the date of grant. The contractual term of stock options is up to 10 years, and stock options are exercisable in cash or as otherwise determined by the board of directors. Generally, stock options vest 25% upon the first anniversary of the date of grant and the remainder ratably monthly thereafter for 36 months. Restricted stock units generally vest ratably in three equal installments on the first, second and third anniversaries of the grant date. PRSUs generally vest based on appreciation of the Company’s common stock to a certain price as determined by the Company’s board of directors measured using a trailing 30-day volume-weighted average price of a share of the Company’s common stock. The fair value of the PRSU awards are determined using a risk neutral Monte Carlo simulation valuation model. As of June 30, 2024, there were 0.7 million shares available for future issuance under the 2018 Plan.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

2020 Inducement Incentive Plan

In December 2020, the Company adopted the 2020 Inducement Incentive Plan (the “2020 Plan”), which authorized the issuance of up to 0.4 million shares, subject to increase by approval of the Company’s board of directors, in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock awards to eligible employees who satisfy the standards for inducement grants under Nasdaq Global Market rules. In March 2022, the Company’s board of directors approved an additional 0.5 million shares for the issuance under the 2020 Plan. An individual who previously served as an employee or director of the Company is not eligible to receive awards under the 2020 Plan. The amount and terms of grants are determined by the Company’s board of directors. As of June 30, 2024, there were 0.1 million shares available for future issuance under the 2020 Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2024:

			Weighted	Aggregate
	Number of	Weighted	average	average
	Shares under	average	Remaining	Intrinsic
	Option	Exercise Price	Contractual	Value
	(in thousands)	per Option	Life (in years)	(in thousands)
Outstanding at December 31, 2023	1,270	$3.90
Granted	—	$—
Exercised	—	$—
Forfeited and Expired	(12)	$11.48
Outstanding at June 30, 2024	1,258	$3.82	5.8	$5.1
Exercisable at June 30, 2024	1,237	$3.85	5.7	$5.1
Vested and expected to vest at June 30, 2024	1,258	$3.82	5.8	$5.1

The Company recognized share-based compensation expense related to stock options of $0.1 million for the three months ended June 30, 2024 and 2023, and $0.1 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was no remaining unrecognized compensation cost related to non-vested stock options.

For the six months ended June 30, 2024 the Company did not grant stock options.

Restricted Stock Units and PRSUs

The following table summarizes the Company’s restricted stock unit and PRSU activity for June 30, 2024:

	Non-vested	Weighted	Non-vested	Weighted
	Restricted	average	PRSUs	average
	Stock Units	Grant-date		Grant-date
	(in thousands)	Fair Value	(in thousands)	Fair Value
Non-vested at December 31, 2023	2,965	$4.37	395	$6.77
Granted	1,535	$3.24	—	$—
Vested	(1,226)	$4.61	—	$—
Forfeited	(236)	$4.36	—	$—
Non-vested at June 30, 2024	3,038	$3.69	395	$6.77

The Company recognized $1.5 million and $1.9 million in share-based compensation expense related to the restricted stock units and PRSUs for the three months ended June 30, 2024 and 2023, respectively, and $2.8 million and $3.6 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was $8.8 million of unrecognized compensation cost related to non-vested restricted stock units and

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

PRSUs, which the Company expects to recognize over a weighted-average period of 2.0 years. The total fair value at the vesting date of restricted stock units and PRSUs vested during the six months ended June 30, 2024 was $4.0 million.

The Company did not grant PRSUs during the six months ended June 30, 2024.

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

20.     GOVERNMENT ASSISTANCE

Employee Retention Credit

The Coronavirus Aid, Relief and Economic Security Act provided an Employee Retention Credit (the “ERC”), which was a refundable tax credit related to certain payroll taxes. The Company applied the grant model and determined that the criteria for recognition of the ERC was met during the year ended December 31, 2023 based on the Company’s determination of eligibility and filing of the ERC claim. As of June 30, 2024, the $2.9 million ERC receivable is reported within “Prepaid expenses and other current assets” on the Company’s balance sheets.

21.     SUBSEQUENT EVENTS

On July 25, 2024, the Company entered into a Credit Agreement and Guaranty with Perceptive Credit Holdings IV, LP, as collateral agent and other lenders defined in the agreement (the “Perceptive Facility”) that was used to repay the Company’s previous $60.0 million credit facility with SLR Investment Corp.

The Perceptive Facility permits the Company to borrow up to an aggregate amount of $90.0 million in three tranches of term loans, a “Tranche 1 Loan”, a “Tranche 2 Loan” and a “Tranche 3 Loan.” On July 25, 2024, the Company borrowed an aggregate amount of $50.0 million, which was the aggregate amount available under the Tranche 1 Loan portion of the Perceptive Facility. Under the Tranche 2 Loan portion of the Perceptive Facility, the Company is permitted to borrow, at its election, up to an aggregate amount of $15.0 million, (i) upon the Company achieving a specified amount of trailing twelve months net revenue, and (ii) assuming there has been no event of default under the Perceptive Facility prior to such election. The Tranche 2 Loan portion of the Perceptive Facility must be borrowed on or before December 31, 2025. Under the Tranche 3 Loan portion of the Perceptive Facility, the Company may request to borrow, at the consent of the Majority Lenders (as defined in the Perceptive Facility), up to an aggregate amount of $25.0 million. The

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

Tranche 3 Loan portion of the Perceptive Facility must be borrowed on or before June 30, 2026. All amounts borrowed under the Perceptive Facility are due on July 25, 2029.

Each of the Tranche 1 Loan, Tranche 2 Loan and Tranche 3 Loan accrues interest from the date of borrowing through the date of repayment at a floating per annum rate of interest equal to the sum of 7.00% plus the greater of (a) 4.50% and (b) One-Month Term SOFR (as defined in the Perceptive Facility). There will be no scheduled repayments of the principal on the Tranche 1 Loan, Tranche 2 Loan and Tranche 3 Loan prior to the maturity date.

If the Company prepays either the Tranche 1 Loan, Tranche 2 Loan or Tranche 3 Loan prior to their scheduled maturity date, the Company will also be required to pay prepayment fees to Perceptive equal to 6% of the principal amount of such term loan then-prepaid if prepaid on or before the first anniversary of the closing date, 5% of the principal amount of such term loan then-prepaid if prepaid after the first anniversary and on or before the second anniversary of the closing date, 4% of the principal amount of such term loan then-prepaid if prepaid after the second anniversary and on or before the third anniversary of the closing date, and 3% of the principal amount of such term loan then-prepaid if prepaid after the third anniversary and on or before the fourth anniversary of the closing date.

The Company’s obligations under the credit facility are secured by a first priority security interest in substantially all of its assets, including its intellectual property. The Perceptive Facility requires the Company to comply with a quarterly minimum trailing revenue covenant and a $5 million liquidity covenant as well as customary affirmative and negative covenants.

The Perceptive Facility contains events of default, including, without limitation, events of default upon: (i) failure to make payment pursuant to the terms of the agreement; (ii) violation of covenants; (iii) material adverse changes to the Company’s business; (iv) insolvency; (v) material cross-defaults; (vi) significant judgments, orders or decrees for payments by the Company; (vii) incorrectness of representations and warranties; (viii) significant adverse ERISA events; (ix) failure by the Company to be registered with the United States Securities and Exchange Commission in good standing; and (x) failure by the Company to maintain a valid and perfected lien on the collateral securing the borrowing.

As consideration for the Perceptive Facility, the Company agreed to issue to Perceptive warrants to purchase up to 1,462,500 shares of the Company’s common stock, with a warrant exercisable into 1,125,000 shares of the Company’s common stock issued on the closing date (the “Initial Warrant”). The per share exercise price for the Initial Warrant is equal to the lower of (x) the 10-day volume weighted average price of the Company’s common stock on the business day immediately prior to the closing date and (y) the 10-day volume weighted average price of the common stock ended on August 31, 2024. In addition to the Initial Warrant, an additional warrant will be issued for 337,500 shares of common stock concurrently with the borrowing of the Tranche 2 Loan. The per share exercise price for the additional warrant will be equal to the exercise price of the Initial Warrant. Each warrant will be exercisable, in whole or in part, until the tenth anniversary of the applicable date of issuance.

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

Overview

We are a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from neurohealth disorders. Our first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses TMS to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The NeuroStar Advanced

Therapy System is cleared by the FDA to treat adult patients with MDD that have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. It is also cleared by the FDA as an adjunct for adults with OCD, and to decrease anxiety symptoms in adult patients with MDD that may exhibit comorbid anxiety symptoms (anxious depression), and as an adjunct for the treatment of MDD in adolescent patients aged 15-21. The NeuroStar Advanced Therapy System is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We believe we are the market leader in TMS therapy based on over 182,125 global patients treated with over 6.6 million of our treatment sessions through June 30, 2024. We generated revenues of $16.5 million and $17.6 million for the three months ended June 30, 2024 and 2023, respectively, and $33.9 million and $33.2 million for the six months ended June 30, 2024 and 2023, respectively.

We designed the NeuroStar Advanced Therapy System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of other treatment options. We generate revenues from initial capital sales of our systems, recurring treatment sessions, service and repair and extended warranty contracts. We derive the majority of our revenues from recurring treatment sessions. For the three months ended June 30, 2024, revenues from sales of our treatment sessions and NeuroStar Advanced Therapy Systems represented 72% and 25% of our U.S. revenues, respectively, and for the three months ended June 30, 2023 revenues from sales of our treatment sessions and NeuroStar Therapy Systems represented 71% and 26% of our U.S. revenues, respectively. For the six months ended June 30, 2024, revenues from sales of our treatment sessions and NeuroStar Advanced Therapy Systems represented 75% and 22% of our U.S. revenues, respectively, and for the six months ended June 30, 2023 revenues from sales of our treatment sessions and NeuroStar Therapy Systems represented 71% and 26% of our U.S. revenues, respectively.

We currently sell our NeuroStar Advanced Therapy System and recurring treatment sessions in the U.S. with the collaborative support of our 203 employees as of June 30, 2024. Symphony Health estimates that there are approximately 26,300 group and solo practice sites in the U.S. with psychiatrists that prescribe antidepressant medications. Our direct sales force primarily targets 53,000 psychiatrists at 26,300 psychiatric practices that treat approximately 13.9 million patients based on data from the Journal of the American Medical Association. Some of our customers have purchased or may purchase more than one NeuroStar Advanced Therapy System. Based on our commercial data, we believe our customers can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients. We believe our customers can generate approximately $8,500 of average revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We have a diverse customer base, including psychiatrists in group psychiatric practices, pain management physicians and other medical professionals in the U.S. For the three and six months ended June 30, 2024, one customer accounted for more than 10% of our revenues.

We market our products in a few select markets outside the U.S. through independent distributors. International revenues represented 2% of our total revenues for the three months ended June 30, 2024 and 2023, and 3% for the six months ended June 30, 2024 and 2023. In October 2017, we entered into an exclusive distribution agreement with Teijin Pharma Limited for the distribution of our NeuroStar Advanced Therapy Systems and treatment sessions to customers who will treat patients with MDD in Japan. We received regulatory approval for our system in Japan in September 2017. We obtained reimbursement coverage for the NeuroStar Advanced Therapy System in Japan, which went into effect on June 1, 2019 and covers patients who are treated in the largest inpatient and outpatient psychiatric facilities in Japan. We expect our international revenues to be consistent as a percentage of our total revenue.

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

Total revenues decreased by $1.1 million, or 7%, from $17.6 million for the three months ended June 30, 2023 to $16.5 million for the three months ended June 30, 2024 and increased by $0.7 million, or 2%, from $33.2 million for the six months ended June 30, 2023 to $33.9 million for the six months ended June 30, 2024.

For the three months ended, June 30, 2024, our U.S revenue was $16.1 million, compared to $17.3 million for the three months ended June 30, 2023, which represents a decrease of 7% period over period. The decrease was primarily attributable to a decrease in U.S. Treatment sessions and U.S NeuroStar Advanced Therapy System sales period over period.

For the six months ended June 30, 2024, our U.S. revenue was $32.9 million, compared to $32.3 million for six months ended June 30, 2023, which represents an increase of 2% period over period. The increase was primarily attributable to an increase in U.S. Treatment sessions sales period over period.

We incurred net losses of $9.8 million and $17.7 million for the three and six months ended June 30, 2024 compared to net losses of $4.9 million and $15.4 million for three and six months ended June 30, 2023. We expect to continue to incur losses for the next several years as we invest in our commercial organization to support our planned sales growth and while continuing to invest in our pipeline indications. As of June 30, 2024, we had an accumulated deficit of $393.8 million.

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

We refer you to the section titled “Critical Accounting Policies and Use of Estimates—Revenue Recognition” in our Annual Report on Form 10-K filed with the SEC on March 8, 2024. We also refer you to “Note 3. Summary of Significant Accounting Policies” in Notes to Interim Financial Statements located in Part I – FINANCIAL INFORMATION, Item 1. Financial Statements.

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

Sales and Marketing Expenses

Sales and marketing expenses consist of market research and commercial activities related to the sale of our NeuroStar Advanced Therapy Systems and treatment sessions and salaries and related benefits, sales commissions and share-based compensation for employees focused on these efforts. Other significant sales and marketing costs include conferences and trade shows, promotional and marketing activities, including direct and online marketing, practice support programs and radio media campaigns, co-op marketing, travel and training expenses.

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

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

	Three Months Ended
	June 30,		Increase / (Decrease)
	2024	2023	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$16,450	$17,610	$(1,160)	(7)%
Cost of revenues	4,271	4,836	(565)	(12)%
Gross Profit	12,179	12,774	(595)	(5)%
Gross Margin	74.0%	72.5%

Operating expenses:
Sales and marketing	12,303	11,559	744	6%
General and administrative	6,148	6,200	(52)	(1)%
Research and development	2,235	2,364	(129)	(5)%
Total operating expenses	20,686	20,123	563	3%
Loss from Operations	(8,507)	(7,349)	(1,158)	(16)%
Other (income) expense:
Interest expense	1,978	1,144	834	73%
Other income, net	(653)	(3,592)	2,939	(82)%
Net Loss	$(9,832)	$(4,901)	$(4,931)	(101)%

	Revenues by Geography
	Three Months Ended June 30,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
U.S.	$16,130	98%	$17,289	98%
International	320	2%	321	2%
Total revenues	$16,450	100%	$17,610	100%

	U.S. Revenues by Product Category
	Three Months Ended June 30,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$4,000	25%	$4,489	26%
Treatment sessions	11,660	72%	12,314	71%
Other	470	3%	486	3%
Total U.S. revenues	$16,130	100%	$17,289	100%

Revenues

Total revenue for the three months ended June 30, 2024 was $16.5 million, a decrease of 7% compared to the three months ended June 30, 2023 revenue of $17.6 million. During the quarter, total U.S. revenue decreased by 7% and international revenue was consistent with the prior year quarter. The decrease in U.S. revenue was primarily attributable to a decrease in U.S. Treatment sessions and U.S NeuroStar Advanced Therapy System sales period over period.

U.S. NeuroStar Advanced Therapy System revenue for the three months ended June 30, 2024 was $4.0 million, a decrease of 11% compared to the three months ended June 30, 2023 revenue of $4.5 million. For the three months ended June 30, 2024 and 2023, the Company sold 49 and 54 systems, respectively, that were recognized as NeuroStar Advanced Therapy System capital revenue during each period. Additionally, for the three months ended June 30, 2024, the Company executed 1 operating lease agreement that contributed to operating lease revenue.

U.S. treatment session revenue for the three months ended June 30, 2024 was $11.7 million, a decrease of 5% compared to the three months ended June 30, 2023 revenue of $12.3 million. The decrease in revenue was primarily attributable to a decrease in treatment session volume over the prior year quarter. The decline was primarily a function of our customers facing cash flow difficulties stemming from the Change Health cyberattack.

Cost of Revenues and Gross Margin

Cost of revenues decreased by $0.5 million, or 12%, from $4.8 million for the three months ended June 30, 2023 to $4.3 million for the three months ended June 30, 2024. Gross margin increased from 72.5% for the three months ended June 30, 2023 to 74.0% for the three months ended June 30, 2024. The increase in gross margin was primarily a result of the change in product mix and absence of one-time manufacturing cost charged in 2023 by our new contract manufacturer.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.7 million, or 6%, from $11.6 million for the three months ended June 30, 2023 to $12.3 million for the three months ended June 30, 2024. The increase was primarily due to the NeuroStar University program spend and bad debt expense.

General and Administrative Expenses

General and administrative expenses remained materially consistent, decreasing from $6.2 million for the three months ended June 30, 2023 to $6.1 million for the three months ended June 30, 2024.

Research and Development Expenses

Research and development expenses decreased by $0.2 million, or 5%, from $2.4 million for the three months ended June 30, 2023 to $2.2 million for the three months ended June 30, 2024. The decrease was primarily due to higher software capitalization related to the latest development of the NeuroStar system.

Interest Expense

Interest expense increased by $0.9 million, or 73%, from $1.1 million for the three months ended June 30, 2023 to $2.0 million for the three months ended June 30, 2024 due to an increase in interest rates and increase in debt balance.

Other Income, Net

Other income, net decreased by $2.9 million, or 82%, from $3.6 million for the three months ended June 30, 2023 to $0.7 million for the three months ended June 30, 2024, primarily as a result of ERC of $2.9 million recorded for the three months ended June 30, 2023 and decreased interest income earned on the Company’s money market accounts which was partially offset by increase in notes receivable interest.

Comparison of the six months ended June 30, 2024 and 2023

	Six Months Ended
	June 30,		Increase / (Decrease)
	2024	2023	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$33,867	$33,150	$717	2%
Cost of revenues	8,600	8,980	(380)	(4)%
Gross Profit	25,267	24,170	1,097	5%
Gross Margin	74.6%	72.9%

Operating expenses:
Sales and marketing	23,943	23,461	482	2%
General and administrative	12,105	12,812	(707)	(6)%
Research and development	4,585	5,154	(569)	(11)%
Total operating expenses	40,633	41,427	(794)	(2)%
Loss from Operations	(15,366)	(17,257)	1,891	11%
Other (income) expense:
Interest expense	3,804	2,396	1,408	59%
Other income, net	(1,465)	(4,232)	2,767	65%
Net Loss	$(17,705)	$(15,421)	$(2,284)	(15)%

	Revenues by Geography
	Six Months Ended June 30,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$32,923	97%	$32,253	97%
International	944	3%	897	3%
Total revenues	$33,867	100%	$33,150	100%

	U.S. Revenues by Product Category
	Six Months Ended June 30,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$7,310	22%	$8,339	26%
Treatment sessions	24,648	75%	22,957	71%
Other	965	3%	957	3%
Total U.S. revenues	$32,923	100%	$32,253	100%

Revenues

Total revenue for the six months ended June 30, 2024 was $33.9 million, an increase of 2% compared to the six months ended June 30, 2023 revenue of $33.2 million. During the six months ended June 30, 2024, total U.S. revenue increased by 2% and international revenue increased by 5%. The U.S. revenue growth was primarily driven by an increase in treatment sessions sales. The increase in international revenue was primarily driven by an increase in treatment session sales.

U.S. NeuroStar Advanced Therapy System revenue for the six months ended June 30, 2024 was $7.3 million, a decrease of $1.0 million compared to the six months ended June 30, 2023 revenue of $8.3 million. For the six months ended June 30, 2024 and 2023, the Company sold 89 and 103 systems, respectively, that were recognized as NeuroStar Advanced Therapy System capital revenue during each period. Additionally, for the six months ended June 30, 2024 the Company executed 1 operating lease agreement which contributed to operating lease revenue.

U.S. treatment session revenue for the six months ended June 30, 2024 was $24.6 million, an increase of 7% compared to the six months ended June 30, 2023 revenue of $23.0 million. The revenue growth was primarily driven by an increase in treatment session volume and utilization over the comparative period.

Cost of Revenues and Gross Margin

Cost of revenues decreased by $0.4 million, or 4%, from $9.0 million for the six months ended June 30, 2023 to $8.6 million for the six months ended June 30, 2024. Gross margin increased from 72.9% for the six months ended June 30, 2023 to 74.6% for the six months ended June 30, 2024. The increase in gross margin was primarily a result of increased sales volume of our treatment session sales resulting in a more favorable product mix and absence of one-time manufacturing cost charged in 2023 by our new contract manufacturer.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.4 million, or 2%, from $23.5 million for the six months ended June 30, 2023 to $23.9 million for the six months ended June 30, 2024. The increase was primarily driven by growth in co-op marketing and bad debt expense.

General and Administrative Expenses

General and administrative expenses decreased by $0.7 million, or 6% from $12.8 million for the six months ended June 30, 2023 to $12.1 million for the six months ended June 30, 2024. The decrease was primarily due to a decrease in personnel expenses and legal costs in the current period versus the prior period.

Research and Development Expenses

Research and development expenses decreased by $0.6 million, or 11% from $5.2 million for the six months ended June 30, 2023 to $4.6 million for the six months ended June 30, 2024. The decrease in research and development was primarily due to higher capitalization of product development costs related to certain of the Company’s software project costs.

Interest Expense

Interest expense increased by $1.4 million from $2.4 million for the six months ended June 30, 2023 to $3.8 million for the six months ended June 30, 2024 due to an increase in interest rates and debt balance.

Other Income, Net

Other income, net decreased by $2.7 million from $4.2 million for the six months ended June 30, 2023 to $1.5 million for the six months ended June 30, 2024, primarily as a result of ERC of $2.9 million recorded for the six months ended June 30, 2023 and decreased interest income earned on the Company’s money market accounts which was partially offset by increase in notes receivable interest.

Liquidity and Capital Resources

Overview

As of June 30, 2024, we had cash and cash equivalents of $42.6 million and an accumulated deficit of $393.8 million, compared to cash and cash equivalents of $59.7 million and an accumulated deficit of $376.1 million as of December 31, 2023. We incurred negative cash flows from operating activities of $17.0 million and $24.0 million for the six months ended June 30, 2024 and 2023, respectively. We have incurred operating losses since our inception, and we anticipate that our operating losses will lessen in the near term as we adjust our sales and marketing initiatives, research and development activities and other corporate initiatives. The Company’s primary sources of capital to date have been proceeds from its IPO, private placements of its convertible preferred securities, borrowings under its credit facility, proceeds from its secondary public offering of common stock and revenues from sales of its products. As of June 30, 2024, the Company had $60.0 million of borrowings outstanding under its credit facility, which had a final maturity in March 2028. Management believes that the Company’s cash and cash equivalents as of June 30, 2024 and anticipated revenues from sales of its products are sufficient to fund the Company’s operations for at least 12 months from the issuance of these financial statements.

If our cash and cash equivalents and anticipated revenues from sales or our products are insufficient to satisfy our liquidity requirements, we may seek to sell additional common or preferred equity or debt securities or enter into a new credit facility or another form of third-party funding or seek other debt financing. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all. It is also possible that we may allocate significant amounts of capital towards products or technologies for which market demand is lower than expected and, as a result, abandon such efforts. If we are unable to maintain our current financing or obtain adequate additional financing when we require it, or if we obtain financing on terms which are not favorable to us, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may be required to delay the development, commercialization and marketing of our products. As of June 30, 2024, the Company was not in compliance with its minimum net product revenue covenant under the SLR Facility, see “Note 14. Debt” for further discussion. The amount of borrowing affected by this noncompliance was $60 million.

Subsequently, on July 25, 2024, the Company entered into a Credit Agreement and Guaranty with Perceptive Credit Holdings IV, LP, (“Perceptive”) as collateral agent and other lenders defined in the agreement (the “Perceptive Facility”) that replaced the Company’s previous $60.0 million credit facility with SLR Investment Corp (“SLR”, and such facility, the “SLR Facility”).

The Perceptive Facility permits the Company to borrow up to an aggregate amount of $90.0 million in three tranches of term loans, a “Tranche 1 Loan”, a “Tranche 2 Loan” and a “Tranche 3 Loan.” On July 25, 2024, the Company borrowed an aggregate amount of $50.0 million, which was the aggregate amount available under the Tranche 1 Loan portion of the Perceptive Facility. Under the Tranche 2 Loan portion of the Perceptive Facility, the Company is permitted to borrow, at its election, up to an aggregate amount of $15.0 million, (i) upon the Company achieving a specified amount of trailing twelve months net revenue, and (ii) assuming there has been no event of default under the Perceptive Facility prior to such election. The Tranche 2 Loan portion of the Perceptive Facility must be borrowed on or before December 31, 2025. Under the Tranche 3 Loan portion of the Perceptive Facility, the Company may request to borrow, at the consent of the Majority Lenders (as defined in the Perceptive Facility), up to an aggregate amount of $25.0 million. The

Tranche 3 Loan portion of the Perceptive Facility must be borrowed on or before June 30, 2026. All amounts borrowed under the Perceptive Facility are due on July 25, 2029.

Each of the Tranche 1 Loan, Tranche 2 Loan and Tranche 3 Loan accrues interest from the date of borrowing through the date of repayment at a floating per annum rate of interest equal to the sum of 7.00% plus the greater of (a) 4.50% and (b) One-Month Term SOFR (as defined in the Perceptive Facility). There will be no scheduled repayments of the principal on the Tranche 1 Loan, Tranche 2 Loan and Tranche 3 Loan prior to the maturity date.

If the Company prepays either the Tranche 1 Loan, Tranche 2 Loan or Tranche 3 Loan prior to their scheduled maturity date, the Company will also be required to pay prepayment fees to Perceptive equal to 6% of the principal amount of such term loan then-prepaid if prepaid on or before the first anniversary of the closing date, 5% of the principal amount of such term loan then-prepaid if prepaid after the first anniversary and on or before the second anniversary of the closing date, 4% of the principal amount of such term loan then-prepaid if prepaid after the second anniversary and on or before the third anniversary of the closing date, and 3% of the principal amount of such term loan then-prepaid if prepaid after the third anniversary and on or before the fourth anniversary of the closing date.

The Company’s obligations under the credit facility are secured by a first priority security interest in substantially all of its assets, including its intellectual property. The Perceptive Facility requires the Company to comply with a quarterly minimum trailing revenue covenant and a $5 million liquidity covenant as well as customary affirmative and negative covenants.

The Perceptive Facility contains events of default, including, without limitation, events of default upon: (i) failure to make payment pursuant to the terms of the agreement; (ii) violation of covenants; (iii) material adverse changes to the Company’s business; (iv) insolvency; (v) material cross-defaults; (vi) significant judgments, orders or decrees for payments by the Company; (vii) incorrectness of representations and warranties; (viii) significant adverse ERISA events; (ix) failure by the Company to be registered with the United States Securities and Exchange Commission in good standing; and (x) failure by the Company to maintain a valid and perfected lien on the collateral securing the borrowing.

As consideration for the Perceptive Facility, the Company agreed to issue to Perceptive warrants to purchase up to 1,462,500 shares of the Company’s common stock, with a warrant exercisable into 1,125,000 shares of the Company’s common stock issued on the closing date (the “Initial Warrant”). The per share exercise price for the Initial Warrant is equal to the lower of (x) the 10-day volume weighted average price of the Company’s common stock on the business day immediately prior to the closing date and (y) the 10-day volume weighted average price of the common stock ended on August 31, 2024. In addition to the Initial Warrant, an additional warrant will be issued for 337,500 shares of common stock concurrently with the borrowing of the Tranche 2 Loan. The per share exercise price for the additional warrant will be equal to the exercise price of the Initial Warrant. Each warrant will be exercisable, in whole or in part, until the tenth anniversary of the applicable date of issuance.

The foregoing summary description of the Perceptive Facility for the Perceptive Facility and the Perceptive Facility does not purport to be complete and is qualified in its entirety by reference to the credit agreement for the Perceptive Facility, a copy of which is filed as Exhibit 10.3 hereto and incorporated herein by reference.

Our current and future funding requirements will depend on many factors, including:

●	our ability to achieve revenue growth and improve operating margins;
●	compliance with the terms and conditions, including covenants, set forth in our credit facility;
●	the cost of expanding our operations and offerings, including our sales and marketing efforts;

●	our ability to improve or maintain coverage and reimbursement arrangements with domestic and international third-party and government payors;
●	our rate of progress in establishing coverage and reimbursement arrangements from international commercial third-party and government payors;
●	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our products and maintaining or improving our sales to our current customers;
●	the cost of research and development activities, including research and development relating to additional indications of neurohealth disorders;
●	the effect of competing technological and market developments
●	costs related to international expansion; and
●	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.

As of June 30, 2024, there were no significant changes to our material cash requirements as set forth in our Annual Report on Form 10-K filed with the SEC on March 8, 2024.

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Net Cash Used in Operating Activities	$(16,984)	$(24,047)
Net Cash Used in Investing Activities	(51)	(825)
Net Cash Provided by Financing Activities	—	437
Net (Decrease) in Cash and Cash Equivalents	$(17,035)	$(24,435)

Net Cash used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $17.0 million, consisting primarily of a net loss of $17.7 million and an increase in net operating assets of $5.1 million, offset by non-cash charges of $5.8 million. The increase in net operating assets was primarily due to decreases in our accrued expenses mainly from the 2024 bonus payment accrued as of December 31, 2023, increases in our accounts receivable offset by lower inventory levels from the prior year. Non-cash charges primarily consisted of depreciation and amortization, non-cash interest expense, allowance for credit losses and share-based compensation.

Net cash used in operating activities for the six months ended June 30, 2023 was $24.0 million, consisting primarily of a net loss of $15.4 million and an increase in net operating assets of $13.5 million, partially offset by non-cash charges of $4.9 million. The increase in net operating assets was primarily due to increases in accounts receivable, the ERC and a decrease in accrued expense. Non-cash charges consisted of depreciation and amortization, non-cash interest expense and share-based compensation.

Net Cash used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was $0.1 million, which was attributable to purchases of property and equipment and capitalized software costs, partially offset by the repayment of notes receivable.

Net cash used in investing activities for the six months ended June 30, 2023 was $0.8 million, which was attributable to purchase of property and equipment and capitalized software costs, partially offset by the repayment of notes receivable.

Net Cash provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $0. Net cash provided by financing activities for the six months ended June 30, 2023 was $0.4 million and primarily consisted of the additional debt net of the final payment and amendment fee paid in connection with the SLR Fourth Amendment.

Indebtedness

For information regarding the SLR Facility and Perceptive Facility, refer to “Note 14. Debt” and “Note 21. Subsequent Events” in Notes to Interim Financial Statements located in Part I – FINANCIAL INFORMATION, Item 1. Financial Statements.

Recent Accounting Pronouncements

We refer you to “Note 3. Summary of Significant Accounting Policies” and “Note 4. Recent Accounting Pronouncements” in Notes to Interim Financial Statements in Notes to Interim Financial Statements located in Part I – FINANCIAL INFORMATION, Item 1. Financial Statements.

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

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a 15(e) and 15d 15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q Based on that evaluation, our Principal Executive Officer and our Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1◊

Sixth Amendment to Loan and Security Agreement, dated March 7, 2024, by and among SLR Investment Corp. (formerly known as Solar Capital Ltd.), as collateral agent, the lenders listed on the signature pages thereto, and Neuronetics, Inc. (incorporated by reference to Exhibit 10.9*◊ to the Registrant’s Current Report on Form 10-K filed on March 8, 2024).

10.2◊

Secured Promissory Note and Guaranty Agreement, dated March 31, 2023, by and among TMS Neurohealth Centers Inc., as maker, Greenbrook TMS Inc. and its subsidiaries, excluding TMS Neurohealth Centers Inc., as guarantors, and Neuronetics, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 4, 2023).

10.3◊

Credit Agreement and Guaranty dated, July 25, 2024, by and among Neuronetics, Inc., the Subsidiary Guarantors from time to time parties thereto, Perceptive Credit Holdings IV, LP, and each other lender that may from time to time become a party thereto (incorporated by reference to the Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 30, 2024).

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

NEURONETICS, INC.
(Registrant)
Date: August 12, 2024	By:	/s/ Keith J. Sullivan
	Name:	Keith J. Sullivan
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
Date: August 12, 2024	By:	/s/ Stephen Furlong
	Name:	Stephen Furlong
	Title:	EVP, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)