Form 10-Q
period 2024-09-30
Neuronetics, Inc.
filed 2024-11-12
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number: 001-38546

NEURONETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1051425
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3222 Phoenixville Pike, Malvern, PA	19355
(Address of principal executive offices)	(Zip Code)
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

There were 30,347,504 shares of the registrant’s common stock outstanding as of November 7, 2024.

NEURONETICS, INC.

Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NEURONETICS, INC.

Balance Sheets

(Unaudited; In thousands, except per share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$20,867	$59,677
Accounts receivable, net	16,825	15,782
Inventory	4,960	8,093
Current portion of net investments in sales-type leases	572	905
Current portion of prepaid commission expense	2,921	2,514
Current portion of notes receivable	2,477	2,056
Prepaid expenses and other current assets	4,837	4,766
Total current assets	53,459	93,793
Property and equipment, net	1,639	2,009
Operating lease right-of-use assets	2,328	2,773
Net investments in sales-type leases	140	661
Prepaid commission expense	8,733	8,370
Long-term notes receivable	2,878	3,795
Other assets	4,940	4,430
Total assets	$74,117	$115,831
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,295	$4,752
Accrued expenses	11,429	12,595
Deferred revenue	1,311	1,620
Current portion of operating lease liabilities	862	845
Total current liabilities	16,897	19,812
Long-term debt, net	46,002	59,283
Deferred revenue	4	200
Operating lease liabilities	1,833	2,346
Total liabilities	64,736	81,641
Commitments and contingencies (Note 18)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding on September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value: 200,000 shares authorized; 30,317 and 29,092 shares issued and outstanding on September 30, 2024 and December 31, 2023, respectively	303	291
Additional paid-in capital	416,205	409,980
Accumulated deficit	(407,127)	(376,081)
Total Stockholders’ equity	9,381	34,190
Total liabilities and Stockholders’ equity	$74,117	$115,831

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Operations

(Unaudited; In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues	$18,530	$17,884	$52,397	$51,034
Cost of revenues	4,529	6,120	13,129	15,100
Gross profit	14,001	11,764	39,268	35,934
Operating expenses:
Sales and marketing	11,877	12,141	35,820	35,602
General and administrative	7,436	6,339	19,540	19,151
Research and development	2,416	2,155	6,999	7,308
Total operating expenses	21,729	20,635	62,359	62,061
Loss from operations	(7,728)	(8,871)	(23,091)	(26,127)
Other (income) expense:
Interest expense	1,725	1,184	5,529	3,580
Loss on extinguishment of debt	4,427	—	4,427	—
Other income, net	(539)	(664)	(2,001)	(4,895)
Net loss	$(13,341)	$(9,391)	$(31,046)	$(24,812)
Net loss per share of common stock outstanding, basic and diluted	$(0.44)	$(0.33)	$(1.04)	$(0.87)
Weighted average common shares outstanding, basic and diluted	30,267	28,876	29,931	28,505

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Changes in Stockholders’ Equity

(Unaudited; In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	27,268	$273	$402,679	$(345,892)	$57,060
Share-based awards and options exercises	1,197	12	(12)	—	—
Share-based compensation expense	—	—	1,805	—	1,805
Net loss	—	—	—	(10,520)	(10,520)
Balance at March 31, 2023	28,465	$285	$404,472	$(356,412)	$48,345
Share-based awards and options exercises	348	3	(3)	—	—
Share-based compensation expense	—	—	2,033	—	2,033
Net loss	—	—	—	(4,901)	(4,901)
Balance at June 30, 2023	28,813	$288	$406,502	$(361,313)	$45,477
Share-based awards and options exercises	89	1	(1)	—	—
Share-based compensation expense	—	—	1,855	—	1,855
Net loss	—	—	—	(9,391)	(9,391)
Balance at September 30, 2023	28,902	$289	$408,356	$(370,704)	$37,941

Balance at December 31, 2023	29,092	$291	$409,980	$(376,081)	$34,190
Share-based awards and options exercises	883	9	(9)	—	—
Share-based compensation expense	—	—	1,338	—	1,338
Net loss	—	—	—	(7,873)	(7,873)
Balance at March 31, 2024	29,975	$300	$411,309	$(383,954)	$27,655
Share-based awards and options exercises	161	1	(1)	—	—
Share-based compensation expense	—	—	1,563	—	1,563
Net loss	—	—	—	(9,832)	(9,832)
Balance at June 30, 2024	30,136	$301	$412,871	$(393,786)	$19,386
Share-based awards and options exercises	181	2	(2)	—	—
Issuance of warrants, net of issuance costs of $35	—	—	1,917	—	1,917
Share-based compensation expense	—	—	1,419	—	1,419
Net loss	—	—	—	(13,341)	(13,341)
Balance at September 30, 2024	30,317	$303	$416,205	$(407,127)	$9,381

The accompanying notes are an integral part of these unaudited interim financial statements.

NEURONETICS, INC.

Statements of Cash Flows

(Unaudited; In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from Operating activities:
Net loss	$(31,046)	$(24,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,627	1,503
Allowance for credit losses	1,947	369
Inventory impairment	346	1,905
Share-based compensation	4,320	5,693
Non-cash interest expense	580	460
Loss on extinguishment of debt	4,427	—
Changes in certain assets and liabilities:
Accounts receivable, net	(3,834)	(7,933)
Inventory	2,718	(2,742)
Net investments in sales-type leases	854	1,092
Prepaid commission expense	(770)	(804)
Prepaid expenses and other assets	(374)	(3,338)
Accounts payable	(1,524)	54
Accrued expenses	(1,166)	(4,801)
Deferred revenue	(506)	(817)
Net Cash used in Operating activities	(22,401)	(34,171)

Cash flows from Investing activities:
Purchases of property and equipment and capitalized software	(1,377)	(1,490)
Repayment of notes receivable	1,340	731
Net Cash used in Investing activities	(37)	(759)

Cash flows from Financing activities:
Payments of debt issuance costs	(2,188)	(863)
Proceeds from issuance of long-term debt	48,084	2,500
Proceeds from issuance of warrants	1,916	—
Repayment of long-term debt	(60,000)	(1,200)
Payment for debt extinguishment cost	(4,185)	—
Proceeds from exercises of stock options	1	—
Net Cash (used in) provided by Financing activities	(16,372)	437
Net decrease in Cash and Cash equivalents	(38,810)	(34,493)
Cash and Cash equivalents, Beginning of Period	59,677	70,340
Cash and Cash equivalents, End of Period	$20,867	$35,847

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,948	$3,120
Transfer of inventory to property and equipment	92	—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$67	$335
Reduction of accounts receivable in current and long-term notes receivable	$606	$6,330

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

Liquidity

As of September 30, 2024, the Company had cash and cash equivalents of $20.9 million and an accumulated deficit of $407.1 million. The Company incurred negative cash flows from operating activities of $22.4 million for the nine months ended September 30, 2024 and $32.0 million for the year ended December 31, 2023. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company continues to invest in sales, marketing and product development activities. The Company’s primary sources of capital to date have been proceeds from its initial public offering (“IPO”), private placements of its convertible preferred securities, borrowings under its credit facility, proceeds from its secondary public offering of common stock and revenues from sales of its products. On July 25, 2024, the Company entered into a Credit Agreement and Guaranty with Perceptive Credit Holdings IV, LP (“Perceptive”) as collateral agent and other lenders defined in the agreement (the “Perceptive Facility”). As of September 30, 2024, the Company had $50.0 million of borrowings outstanding under its credit facility, which has a final maturity on July 25, 2029. The Perceptive Facility is subject to certain financial covenants including a minimum net revenue covenant that escalates over the term of the Perceptive Facility and a minimum liquidity covenant. Our future ability to comply with these financial covenants is subject to risks, including our ability to continue to generate sufficient revenue growth and operating efficiencies to achieve cash flow breakeven. Management believes that the Company’s cash and cash equivalents as of September 30, 2024, anticipated revenues from sales of its products, and operational cash savings from the actions described in “Note 21. Subsequent Events” are sufficient to fund the Company’s operations for at least the next 12 months from the issuance of these financial statements.

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared from the books and records of the Company in accordance with U.S. GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”), which permit reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

for a fair presentation of the accompanying balance sheets and statements of operations and stockholders’ equity and cash flows have been made. Although these interim financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year. Unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2024, wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

4.     RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Adopted by the Company

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public companies to disclose for each reportable segment the significant expense categories and amounts for such expenses. ASU 2023-07 is effective for annual periods beginning December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. This ASU will be effective for our annual period ended December 31, 2024. The Company believes that the adoption of ASU 2023-07 will not have a material effect on the Company’s financial statements and related disclosures.

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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

5.     FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaids and other current assets, and accounts payable on the Company’s balance sheets approximated their fair values as of September 30, 2024 and December 31, 2023 due to their short-term nature. The carrying values of the Company’s credit facility approximated its fair value as of September 30, 2024 and December 31, 2023 due to its variable interest rate. The carrying value of the Company’s notes receivable approximated its fair value as of September 30, 2024 and December 31, 2023 due to their variable interest rates.

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

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as of September 30, 2024 and December 31, 2023 (in thousands):

September 30, 2024
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$13,488	$13,488	$13,488	$—	$—

December 31, 2023
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$27,507	$27,507	$27,507	$—	$—

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

6.     ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net, as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Gross accounts receivable - trade	$18,825	$16,577
Less: Allowances for credit losses	(2,000)	(795)
Accounts receivable, net	$16,825	$15,782

7.     INVENTORY

Inventory is stated at the lower of cost and net realizable value, with cost being determined on a first in, first out basis. The Company’s inventory is primarily comprised of finished goods and work-in-process.

8.     PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

The following table presents the composition of property and equipment, net, as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Laboratory equipment	$705	$702
Office equipment	495	495
Auto	23	23
Computer equipment and software	1,136	1,082
Manufacturing equipment	575	551
Leasehold improvements	1,463	1,436
Rental equipment	598	542
Property and equipment, gross	4,995	4,831
Less: Accumulated depreciation	(3,356)	(2,822)
Property and equipment, net	$1,639	$2,009

As of September 30, 2024 and December 31, 2023, the Company had capitalized software costs, net, of $4.5 million and $4.2 million, respectively, which are included in “Prepaid expenses and other current assets” and “Other assets” on the balance sheet.

Depreciation and amortization expense was $0.5 million for the three months ended September 30, 2024 and 2023, respectively, and $1.6 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively.

9.     NOTES RECEIVABLE

Greenbrook TMS Inc.

On March 31, 2023, the Company entered into a Secured Promissory Note and Guaranty Agreement (the “Promissory Note”) with TMS Neurohealth Centers Inc. (the “Maker”) and Greenbrook TMS Inc. (“Greenbrook”) and its subsidiaries, excluding the Maker (the “Guarantors”), in the principal amount of $6.0 million for a period of four years.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

Notes receivable outstanding from Greenbrook was $4.0 million and $5.2 million as of September 30, 2024 and December 31, 2023, respectively.

The Promissory Note bears interest at a rate equal to the sum of (a) the floating interest rate of daily secured overnight financing rate as administered by the Federal Reserve Bank of New York on its website (“SOFR”) plus (b) 7.65%.

Pursuant to the terms of the Promissory Note, in the event of an event of default thereunder, the Maker will be required to issue common share purchase warrants to the Company equal to (i) 200% of the unpaid amount of any delinquent amount or payment due and payable under the Promissory Note, together with all outstanding and unpaid accrued interest, fees, charges and costs, divided by (ii) the exercise price of the warrants, which will represent (i) if the Maker’s common shares are traded on the Nasdaq Stock Market (“Nasdaq”), a 20% discount to the 30-day volume-weighted average closing price of Greenbrook’s common shares traded on the Nasdaq prior to the date of issuance (subject to any limitations that may be required by Nasdaq), (ii) if the Maker’s common shares are not then traded on Nasdaq, but are traded on the Toronto Stock Exchange (“TSX”) or another nationally recognized U.S. or Canadian securities exchange, inter-dealer quotation system or over-the-counter market (an “Other Market”), a 20% discount to the 30-day volume-weighted average closing of Greenbrook’s common shares traded on the TSX or Other Market, as elected by the Company, or (iii) if the Maker’s common shares are not traded on any of the above trading markets, a 20% discount to the fair market value of a common share as determined pursuant to the Promissory Note.

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

Interest income recognized by the Company related to notes receivable was $0.1 million and $0.2 million for the three months ended September 30, 2024 and 2023. Interest income recognized by the Company related to notes receivable was $0.5 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively, and is included within “Other income, net” on the statements of operations.

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

Operating lease rent expense was $0.2 million for the three months ended September 30, 2024 and 2023, and $0.6 million for the nine months ended September 30, 2024 and 2023. As of September 30, 2024, the weighted-average remaining lease term of operating leases was 3.3 years and the weighted-average discount rate was 7.2%.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The following table presents the supplemental cash flow information as a lessee related to leases (in thousands):

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$827	$807

The following table sets forth by year the required future payments of operating lease liabilities (in thousands):

September 30, 2024
Remainder of 2024	$221
2025	898
2026	921
2027	882
2028	116
Total lease payments	3,038
Less imputed interest	(343)
Present value of operating lease liabilities	$2,695

Lessor sales-type leases:

Certain customers have purchased NeuroStar Advanced Therapy Systems on a rent-to-own basis. The lease term is three or four years with a customer option to purchase the NeuroStar Advanced Therapy System at the end of the lease or automatic transfer of ownership of the NeuroStar Advanced Therapy System at the end of the lease.

The following table sets forth the profit recognized on sales-type leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Profit recognized at commencement, net	$21	$13	$45	$60
Interest income	—	—	—	—
Total sales-type lease income	$21	$13	$45	$60

The following table sets forth a maturity analysis of the undiscounted lease receivables related to sales-type leases (in thousands):

September 30, 2024
Remainder of 2024	$232
2025	402
2026	78
Total sales-type lease receivables	$712

As of September 30, 2024, the carrying amount of the lease receivables is $0.7 million. The Company does not have any unguaranteed residual assets.

Lessor operating leases:

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

NeuroStar Advanced Therapy Systems sold for which collection is not probable are accounted for as operating leases. For the three months ended September 30, 2024 and 2023, the Company recognized operating lease income of $0.04 million and $0.02 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recognized operating lease income of $0.1 million.

The Company maintained rental equipment, net, of $0.3 million as of September 30, 2024 and December 31, 2023, which are included in “Property and equipment, net” on the balance sheet. Rental equipment depreciation expense was $0.02 million for the three months ended September 30, 2024 and 2023, and $0.07 million and $0.07 million for the nine months ended September 30, 2024 and 2023, respectively.

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

On the Company’s balance sheets, the current portion of capitalized contract costs is represented by the “Current portion of prepaid commission expense”, while the long-term portion is included in “Prepaid commission expense”. Amortization expense was $0.7 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively, and $2.1 million and $1.7 million for the nine months ended September 30, 2024 and 2023, respectively.

12.     ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Compensation and related benefits	$6,769	$8,003
Consulting and professional fees	1,702	488
Research and development expenses	556	260
Sales and marketing expenses	397	1,760
Warranty	237	213
Sales and other taxes payable	714	818
Other	1,054	1,053
Accrued expenses	$11,429	$12,595

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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

However, sometimes customer advances and deposits may be required for certain customers and are recorded as contract liabilities (deferred revenue). For multi-year agreements, the Company generally invoices customers annually at the beginning of each annual coverage period and recognizes revenue over the term of the coverage period.

As of September 30, 2024, the Company expects to recognize approximately the following percentages of deferred revenue by year:

Revenue
Year:	Recognition
Remainder of 2024	43%
2025	54%
2026	2%
2027	1%
Total	100%

Revenue recognized for the three months ended September 30, 2024 and 2023 that was included in the contract liability balance at the beginning of the year was $0.3 million and $0.4 million, respectively. Revenue recognized for the nine months ended September 30, 2024 and 2023 that was included in the contract liability balance at the beginning of the year was $1.4 million and $1.7 million, respectively, and primarily represented revenue earned from separately priced extended warranties, customer deposits, milestone revenue, and clinical training.

Customers

Significant customers are those that represent more than 10% of the Company’s total revenue. For the three months ended September 30, 2024 and 2023, one customer accounted for 13% and 15% of the Company’s revenue, respectively. For the nine months ended September 30, 2024 and 2023, one customer accounted for 14% and 17% of the Company’s revenue, respectively.

Accounts receivable outstanding related to that customer was $1.9 million as of September 30, 2024 and December 31, 2023.

Notes receivable outstanding related to that customer was $4.0 million and $5.2 million as of September 30, 2024 and December 31, 2023, respectively.

Geographical information

The following geographic data includes revenue generated from the Company’s third-party distributors. The Company’s revenue was generated in the following geographic regions and by product line for the periods indicated (in thousands):

	Revenues by Geography
	Three Months Ended September 30,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
U.S.	$17,922	97%	$17,211	96%
International	608	3%	673	4%
Total revenues	$18,530	100%	$17,884	100%

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

	U.S. Revenues by Product Category
	Three Months Ended September 30,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$4,108	23%	$3,597	21%
Treatment sessions	13,326	74%	13,060	76%
Other	488	3%	554	3%
Total U.S. revenues	$17,922	100%	$17,211	100%

	International Revenues by Product Category
	Three Months Ended September 30,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$244	40%	$258	38%
Treatment sessions	90	15%	280	42%
Other	274	45%	135	20%
Total international revenues	$608	100%	$673	100%

	Revenues by Geography
	Nine Months Ended September 30,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
U.S.	$50,845	97%	$49,464	97%
International	1,552	3%	1,570	3%
Total revenues	$52,397	100%	$51,034	100%

	U.S. Revenues by Product Category
	Nine Months Ended September 30,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$11,418	22%	$11,936	24%
Treatment sessions	37,974	75%	36,018	73%
Other	1,453	3%	1,510	3%
Total U.S. revenues	$50,845	100%	$49,464	100%

	International Revenues by Product Category
	Nine Months Ended September 30,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$502	32%	$573	36%
Treatment sessions	400	26%	589	38%
Other	650	42%	408	26%
Total International revenues	$1,552	100%	$1,570	100%

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

14.     DEBT

The following table presents the composition of debt as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Outstanding principal	$50,000	$60,000
Accrued final payment fees	—	1,856
Less debt discounts	(3,998)	(2,573)
Total debt, net	46,002	59,283
Less current portion	—	—
Long-term debt, net	$46,002	$59,283

For the three months ended September 30, 2024, the Company recognized interest expense of $1.7 million, of which $1.6 million was cash and $0.1 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees. For the three months ended September 30, 2023, the Company recognized interest expense of $1.2 million, of which $1.1 million was cash and $0.1 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

For the nine months ended September 30, 2024, the Company recognized interest expense of $5.5 million, of which $4.9 million was cash and $0.6 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees. For the nine months ended September 30, 2023, the Company recognized interest expense of $3.6 million, of which $3.1 million was cash and $0.5 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

Loss on extinguishment of debt amounting to $4.4 million was recorded during the three months ended September 30, 2024, related to the SLR Facility. This included $1.2 million of early prepayment fees and $3.2 million of deferred financing expense related to extinguishment of debt.

Perceptive Credit Facility

On July 25, 2024, the Company entered into the Perceptive Facility which was used to partially repay the Company’s previous $60.0 million credit facility with SLR Investment Corp.

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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

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

The Company’s obligations under the Perceptive Facility are secured by a first priority security interest in substantially all of the Company’s assets, including its intellectual property. The Perceptive Facility requires the Company to comply with a quarterly minimum trailing revenue covenant commencing December 2024 and a minimum liquidity covenant as well as affirmative and negative covenants.

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

The Company was in compliance with the covenants under the Perceptive Facility at September 30, 2024.

SLR Credit Facility

On March 2, 2020 the Company entered into a Loan and Security Agreement with Solar Investment Corp. (formerly known as Solar Capital Ltd) (“SLR”) as collateral agent and other lenders as defined in the agreement (such agreement, as amended, the “SLR Facility”).

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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

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

On March 29, 2023, the Company entered into a fourth amendment (the “SLR Fourth Amendment”) to the Loan and Security Agreement dated March 2, 2020 with SLR. The SLR Fourth Amendment increased the borrowings by $2.5 million, extended the interest only period from March 2023 to March 2026, and extended the maturity date from February 2025 to March 2028. In addition, the SLR Fourth Amendment changed the basis of the interest expense from LIBOR to SOFR.

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

In addition to the principal and interest payments due under the SLR Facility, the Company was required to pay a final payment fee to SLR upon the earlier of prepayment, acceleration or the maturity date of the SLR Facility equal to 4.95% of the principal amount of the term loans actually funded. If the Company prepaid the SLR Facility prior to their respective scheduled maturities, the Company was also be required to pay prepayment fees to SLR equal to 3% of the principal amount of such term loan then-prepaid if prepaid on or before the first anniversary of the Term C Funding Date (as defined in the SLR Facility), 2% of the principal amount of such term loan then-prepaid if prepaid after the first anniversary and on or before the second anniversary of the Term C Funding Date, or 1% of the principal amount of such term loan then-prepaid if prepaid after the second anniversary of the Term C Funding Date.

The Company was also required to pay SLR an exit fee upon the occurrence of (a) any liquidation, dissolution or winding up of the Company, (b) any transaction that results in a person obtaining control over the Company, (c) the Company achieving $100 million in trailing twelve-month net product revenue or (d) the Company achieving $125 million in trailing twelve-month net product revenue. The exit fee for liquidation, dissolution, winding up or change of control of the Company was equal to 2% of the principal amount of the term loans actually funded. The exit fee for achieving either $100 million or $125 million in trailing twelve-month net product revenue was equal to 1% of the principal amount of the term loans actually funded or, if both net product revenue milestones were achieved, 2% of the principal amount of the term loans actually funded. The exit fee was capped at 2% of the principal amount of the term loans actually funded.

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

As previously disclosed on the Company’s Current Report on Form 8-K filed on July 30, 2024, simultaneously with the Company’s entry into the Perceptive Facility, on July 25, 2024, the Company prepaid in full all outstanding obligations under and terminated the SLR Facility. In connection with this prepayment, the Company paid total consideration of $64.6 million, which consisted of (i) $60.0 million of remaining principal amount outstanding, (ii) $0.5 million of accrued and unpaid interest, (iii) $3.0 million in connection with the

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

final payment fee, and (iv) $1.2 million in connection with the prepayment fee. The Company funded the prepayment of the SLR Facility using proceeds from the Perceptive Facility and cash on hand.

15.     COMMON STOCK

Common Stock

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Shares of common stock issued	30,317	29,092
Shares of common stock reserved for issuance for:
Common stock warrants outstanding	1,146	41
Stock options outstanding	1,238	1,270
Restricted stock units outstanding	3,274	3,360
Shares available for grant under stock incentive plans	852	978
Shares available for sale under employee stock purchase plan	1,624	1,335
Total shares of common stock issued and reserved for issuance	38,451	36,076

Common Stock Warrants

During the three and nine months ended September 30, 2024, the Company issued 1,125,000 warrants as stated within “Note 14. Debt”.

The following tables summarizes the Company’s outstanding common stock warrants as of September 30, 2024, and December 31, 2023:

September 30, 2024
Warrants
Outstanding
(in thousands)	Exercise Price	Expiration Date
1,125	$0.94	July-2034
21	$9.73	Dec-2024
1,146

December 31, 2023
Warrants
Outstanding
(in thousands)	Exercise Price	Expiration Date
20	$9.73	Mar-2024
21	$9.73	Dec-2024
41

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The Company valued warrants issued during the three and nine months ended September 30, 2024 using the Black-Scholes option pricing model using the following assumptions:

2024
Estimated fair value of common stock	$1.61
Exercise price	$1.92
Expected term (in years)	9.4
Risk-free interest rate	4.2%
Expected volatility	88.0%
Dividend yield	—%

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

The following potentially dilutive securities outstanding as of September 30, 2024 and 2023 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	September 30,
	2024	2023
Stock options	1,238	1,271
Non-vested PRSUs	395	395
Non-vested restricted stock units	2,879	3,239
Common stock warrants	1,146	41

17.     SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its statements of operations for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$35	$38	$106	109
Sales and marketing	380	590	1,089	1,946
General and administrative	807	1,052	2,560	3,134
Research and development	197	175	565	504

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

Total	$1,419	$1,855	$4,320	$5,693

2018 Equity Incentive Plan

In June 2018, the Company adopted the 2018 Equity Incentive Plan, (the “2018 Plan”), which authorized the issuance of up to 1.4 million shares, subject to an annual 4% increase based on the number of shares of common stock outstanding, in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. The amount and terms of grants are determined by the Company’s board of directors. All stock options granted to date have had exercise prices equal to the fair value, as determined by the closing price as reported by the Nasdaq Global Market, of the underlying common stock on the date of grant. The contractual term of stock options is up to 10 years, and stock options are exercisable in cash or as otherwise determined by the board of directors. Generally, stock options vest 25% upon the first anniversary of the date of grant and the remainder ratably monthly thereafter for 36 months. Restricted stock units generally vest ratably in three equal installments on the first, second and third anniversaries of the grant date. PRSUs generally vest based on appreciation of the Company’s common stock to a certain price as determined by the Company’s board of directors measured using a trailing 30-day volume-weighted average price of a share of the Company’s common stock. The fair value of the PRSU awards are determined using a risk neutral Monte Carlo simulation valuation model. As of September 30, 2024, there were 0.7 million shares available for future issuance under the 2018 Plan.

2020 Inducement Incentive Plan

In December 2020, the Company adopted the 2020 Inducement Incentive Plan (the “2020 Plan”), which authorized the issuance of up to 0.4 million shares, subject to increase by approval of the Company’s board of directors, in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock awards to eligible employees who satisfy the standards for inducement grants under Nasdaq Global Market rules. In March 2022, the Company’s board of directors approved an additional 0.5 million shares for the issuance under the 2020 Plan. An individual who previously served as an employee or director of the Company is not eligible to receive awards under the 2020 Plan. The amount and terms of grants are determined by the Company’s board of directors. As of September 30, 2024, there were 0.1 million shares available for future issuance under the 2020 Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2024:

			Weighted	Aggregate
	Number of	Weighted	average	average
	Shares under	average	Remaining	Intrinsic
	Option	Exercise Price	Contractual	Value
	(in thousands)	per Option	Life (in years)	(in thousands)
Outstanding at December 31, 2023	1,270	$3.90
Granted	—	$—
Exercised	(2)	$0.96
Forfeited and Expired	(30)	$9.97
Outstanding at September 30, 2024	1,238	$3.75	5.3	$—
Exercisable at September 30, 2024	1,238	$3.75	5.3	$—
Vested and expected to vest at September 30, 2024	1,238	$3.75	5.3	$—

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The Company recognized share-based compensation expense related to stock options of $0.0 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and $0.1 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was no remaining unrecognized compensation cost related to non-vested stock options.

For the nine months ended September 30, 2024 the Company did not grant stock options.

Restricted Stock Units and PRSUs

The following table summarizes the Company’s restricted stock unit and PRSU activity for September 30, 2024:

	Non-vested	Weighted	Non-vested	Weighted
	Restricted	average	PRSUs	average
	Stock Units	Grant-date		Grant-date
	(in thousands)	Fair Value	(in thousands)	Fair Value
Non-vested at December 31, 2023	2,965	$4.37	395	$6.77
Granted	1,593	$3.18	—	$—
Vested	(1,406)	$4.35	—	$—
Forfeited	(273)	$4.21	—	$—
Non-vested at September 30, 2024	2,879	$3.74	395	$6.77

The Company recognized $1.4 million and $1.8 million in share-based compensation expense related to the restricted stock units and PRSUs for the three months ended September 30, 2024 and 2023, respectively, and $4.2 million and $5.3 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was $7.4 million of unrecognized compensation cost related to non-vested restricted stock units and PRSUs, which the Company expects to recognize over a weighted-average period of 1.9 years. The total fair value at the vesting date of restricted stock units and PRSUs vested during the nine months ended September 30, 2024 was $4.3 million.

The Company did not grant PRSUs during the nine months ended September 30, 2024.

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

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

20.     GOVERNMENT ASSISTANCE

Employee Retention Credit

The Coronavirus Aid, Relief and Economic Security Act provided an Employee Retention Credit (the “ERC”), which was a refundable tax credit related to certain payroll taxes. The Company applied the grant model and determined that the criteria for recognition of the ERC was met during the year ended December 31, 2023 based on the Company’s determination of eligibility and filing of the ERC claim. As of September 30, 2024, the $2.9 million ERC receivable is reported within “Prepaid expenses and other current assets” on the Company’s balance sheets.

21.     SUBSEQUENT EVENTS

On October 3, 2024, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (the “Staff”) notifying the Company that, for the 30 consecutive business days prior to such letter, the closing bid price for the Company’s common stock had been below the minimum $1.00 per share required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given until April 1, 2025 to regain compliance with the Minimum Bid Price Requirement. If at any time before April 1, 2025, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance.

If the Company does not regain compliance with the Minimum Bid Price Requirement by April 1, 2025, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to transfer to The Nasdaq Capital Market and meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the Minimum Bid Price Requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period. Following a transfer to The Nasdaq Capital Market, the Company will be afforded a second 180 calendar day period to regain compliance, unless it does not appear to Nasdaq that it is possible for the Company to cure the deficiency. If the Company does not regain compliance with the Minimum Bid Price Requirement by the end of the compliance period (or the second compliance period, if applicable), the Company’s common stock will become subject to delisting. In the event that the Company receives notice that its common stock is being delisted, the Nasdaq listing rules permit the Company to appeal a delisting determination by the Staff to a hearings panel.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq listing rules.

On November 8, 2024, Greenbrook Shareholders approved the Greenbrook Arrangement Resolution and Neuronetics Stockholders approved the Neuronetics Charter Amendment Proposal and Neuronetics Share Issuance Proposal (as such terms are defined in the Company’s Definitive Proxy Statement on Schedule 14A filed on October 4, 2024).

On November 8, 2024, the Company implemented a strategic reorganization to sharpen the Company’s focus on growth. This reorganization resulted in a workforce reduction of approximately 10% and will focus the Company’s commercial strategy on the highest growth drivers. The reorganization will also improve operational efficiency, with anticipated post-reorganization annualized cash savings of more than $3.5 million.

NEURONETICS, INC.

Notes to Interim Financial Statements

(Unaudited)

The Company expects to recognize approximately $0.4 million in total expenses for severance and related benefits for employees impacted by the reduction in force, consisting primarily of severance payments and related benefits. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the reduction in force.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “should,” “expect,” “plan,” “design,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “outlook” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 8, 2024.These risks and uncertainties include, without limitation, risks and uncertainties related to: the effect of the Arrangement with Greenbrook, initially announced on August 11, 2024 and approved by the Greenbrook Shareholders and Neuronetics Stockholders on November 8, 2024, on our business relationships, operating results and business generally;

our ability to achieve or sustain profitable operations due to our history of losses; our reliance on the sale and usage of our NeuroStar Advanced Therapy System to generate revenues; the scale and efficacy of our salesforce; availability of coverage and reimbursement from third-party payors for treatments using our products; physician and patient demand for treatments using our products; developments in respect of competing technologies and therapies for the indications that our products treat; product defects; our revenue has been concentrated among a small number of customers; our ability to obtain and maintain intellectual property protection for our technology; developments in clinical trials or regulatory review of the NeuroStar Advanced Therapy System for additional indications; developments in regulation in the U.S. and other applicable jurisdictions; the terms of our credit facility; our ability to successfully roll-out our Better Me Provider Program on the planned timeline; our self-sustainability and existing cash balances; and our ability to achieve cash flow break-even in the fourth quarter of 2024 and on a full-year basis in 2025. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. The Company cautions investors not to place undue reliance on these forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q as a result of any new information, future events or changed circumstances or otherwise.

Overview

We are a commercial stage medical technology company focused on designing, developing and marketing products that improve the quality of life for patients who suffer from neurohealth disorders. Our first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-

based treatment that uses TMS to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The NeuroStar Advanced Therapy System is cleared by the FDA to treat adult patients with MDD that have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. It is also cleared by the FDA as an adjunct for adults with OCD, and to decrease anxiety symptoms in adult patients with MDD that may exhibit comorbid anxiety symptoms (anxious depression), and as an adjunct for the treatment of MDD in adolescent patients aged 15-21. The NeuroStar Advanced Therapy System is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We believe we are the market leader in TMS therapy based on over 188,662 global patients treated with over 6.9 million of our treatment sessions through September 30, 2024. We generated revenues of $18.5 million and $17.9 million for the three months ended September 30, 2024 and 2023, respectively, and $52.4 million and $51.0 million for the nine months ended September 30, 2024 and 2023, respectively.

We designed the NeuroStar Advanced Therapy System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of other treatment options. We generate revenues from initial capital sales of our systems, recurring treatment sessions, service and repair and extended warranty contracts. We derive the majority of our revenues from recurring treatment sessions. For the three months ended September 30, 2024, revenues from sales of our treatment sessions and NeuroStar Advanced Therapy Systems represented 74% and 23% of our U.S. revenues, respectively, and for the three months ended September 30, 2023 revenues from sales of our treatment sessions and NeuroStar Therapy Systems represented 76% and 21% of our U.S. revenues, respectively. For the nine months ended September 30, 2024, revenues from sales of our treatment sessions and NeuroStar Advanced Therapy Systems represented 75% and 22% of our U.S. revenues, respectively, and for the nine months ended September 30, 2023 revenues from sales of our treatment sessions and NeuroStar Therapy Systems represented 73% and 24% of our U.S. revenues, respectively.

We currently sell our NeuroStar Advanced Therapy System and recurring treatment sessions in the U.S. with the collaborative support of our 201 employees as of September 30, 2024. Symphony Health estimates that there are approximately 26,300 group and solo practice sites in the U.S. with psychiatrists that prescribe antidepressant medications. Our direct sales force primarily targets 53,000 psychiatrists at 26,300 psychiatric practices that treat approximately 13.9 million patients based on data from the Journal of the American Medical Association. Some of our customers have purchased or may purchase more than one NeuroStar Advanced Therapy System. Based on our commercial data, we believe our customers can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients. We believe our customers can generate approximately $8,500 of average revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We have a diverse customer base, including psychiatrists in group psychiatric practices, pain management physicians and other medical professionals in the U.S. For the three and nine months ended September 30, 2024, one customer accounted for more than 10% of our revenues.

We market our products in a few select markets outside the U.S. through independent distributors. International revenues represented 3% and 4% of our total revenues for the three months ended September 30, 2024 and 2023, respectively and 3% for the nine months ended September 30, 2024 and 2023. We received regulatory approval for our system in Japan in September 2017. We obtained reimbursement coverage for the NeuroStar Advanced Therapy System in Japan, which went into effect on June 1, 2019 and covers patients who are treated in the largest inpatient and outpatient psychiatric facilities in Japan. We expect our international revenues to be consistent as a percentage of our total revenue.

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

Total revenues increased by $0.6 million, or 4%, from $17.9 million for the three months ended September 30, 2023 to $18.5 million for the three months ended September 30, 2024 and increased by $1.4 million, or 3%, from $51.0 million for the nine months ended September 30, 2023 to $52.4 million for the nine months ended September 30, 2024.

For the three months ended, September 30, 2024, our U.S revenue was $17.9 million, compared to $17.2 million for the three months ended September 30, 2023, which represents an increase of 4% period over period. The increase was primarily attributable to an increase in U.S. treatment sessions and U.S NeuroStar Advanced Therapy System sales period over period.

For the nine months ended September 30, 2024, our U.S. revenue was $51.0 million, compared to $49.5 million for nine months ended September 30, 2023, which represents an increase of 3% period over period. The increase was primarily attributable to an increase in U.S. treatment sessions period over period.

We incurred net losses of $13.3 million and $31.0 million for the three and nine months ended September 30, 2024 compared to net losses of $9.4 million and $24.8 million for three and nine months ended September 30, 2023. As we continue to reduce our expenses we expect to lower our losses and reach profitability in the upcoming years. As of September 30, 2024, we had an accumulated deficit of $407.1 million.

Greenbrook Acquisition

On August 11, 2024, the Company and Greenbrook entered into an arrangement agreement (the “Arrangement Agreement”), pursuant to which the Company agreed to acquire all of the issued and outstanding common shares of Greenbrook (each a “Greenbrook Share”) pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (Ontario) (the “Arrangement”).

Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, each Greenbrook Share outstanding immediately prior to the effective time of the Arrangement (other than the shares held by Greenbrook Shareholders who have exercised rights of dissent in respect of the Arrangement) would be transferred to the Company in exchange for such number of shares of the Company’s Common Stock, as provided for in the Arrangement Agreement.

On November 8, 2024, Greenbrook Shareholders approved the Greenbrook Arrangement Resolution and Neuronetics Stockholders approved the Neuronetics Charter Amendment Proposal and Neuronetics Share Issuance Proposal (as such terms are defined in the Company’s Definitive Proxy Statement on Schedule 14A filed on October 4, 2024). Subject to the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, the Company and Greenbrook intend to consummate the Arrangement upon the satisfaction of the conditions precedent to closing.

Global Economic Conditions

We are continuing to closely monitor macroeconomic impacts, including, but not limited to inflationary and potential recessionary pressures, on our business, results of operations and financial results. We currently believe these conditions have no material impact.

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

Sales and Marketing Expenses

Sales and marketing expenses consist of market research and commercial activities related to the sale of our NeuroStar Advanced Therapy Systems and treatment sessions and salaries and related benefits, sales commissions and share-based compensation for employees focused on these efforts. Other significant sales and marketing costs include conferences and trade shows, promotional and marketing activities, including direct and online marketing, practice support programs and radio media campaigns, co-op marketing, travel, training expenses and bad debt expense.

We anticipate that our sales and marketing expenses will remain materially consistent during 2024 compared to 2023, within this category our reduced personnel and marketing program expense have been offset by increases related to bad debt expense.

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

We anticipate that our general and administrative expenses will increase from 2023 mainly due to legal and professional fees in connection with our proposed transaction with Greenbrook (the “Greenbrook Acquisition”).

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

Loss on extinguishment of debt

Loss on debt extinguishment consist of prepayment penalties and impairment of deferred financing costs associated with the extinguishment of debt, as well as fees incurred with third parties in connection with debt extinguishment.

Other Income, Net

Other income, net consists primarily of interest income earned on our money market account balances and notes receivable.

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

	Three Months Ended
	September 30,		Increase / (Decrease)
	2024	2023	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$18,530	$17,884	$646	4%
Cost of revenues	4,529	6,120	(1,591)	(26)%
Gross Profit	14,001	11,764	2,237	19%
Gross Margin	75.6%	65.8%

Operating expenses:
Sales and marketing	11,877	12,141	(264)	(2)%
General and administrative	7,436	6,339	1,097	17%
Research and development	2,416	2,155	261	12%
Total operating expenses	21,729	20,635	1,094	5%
Loss from Operations	(7,728)	(8,871)	1,143	13%
Other (income) expense:
Interest expense	1,725	1,184	541	46%
Loss on extinguishment of debt	4,427	—	4,427	100%
Other income, net	(539)	(664)	125	(19)%
Net Loss	$(13,341)	$(9,391)	$(3,950)	(42)%

	Revenues by Geography
	Three Months Ended September 30,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
U.S.	$17,922	97%	$17,211	96%
International	608	3%	673	4%
Total revenues	$18,530	100%	$17,884	100%

	U.S. Revenues by Product Category
	Three Months Ended September 30,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$4,108	23%	$3,597	21%
Treatment sessions	13,326	74%	13,060	76%
Other	488	3%	554	3%
Total U.S. revenues	$17,922	100%	$17,211	100%

Revenues

Total revenue for the three months ended September 30, 2024 was $18.5 million, an increase of 4% compared to the three months ended September 30, 2023 revenue of $17.9 million. During the quarter, total U.S. revenue increased by 4% and international revenue decreased marginally compared to prior year quarter. The increase in U.S. revenue was primarily attributable to an increase in U.S. treatment sessions and U.S. NeuroStar Advanced Therapy System sales period over period.

U.S. NeuroStar Advanced Therapy System revenue for the three months ended September 30, 2024 was $4.1 million, an increase of 14% compared to the three months ended September 30, 2023 revenue of $3.6 million. For the three months ended September 30, 2024 and 2023, the Company sold 48 and 43 systems, respectively, that were recognized as NeuroStar Advanced Therapy System capital revenue during each period. Increase in U.S. NeuroStar Advanced Therapy System revenue is mainly due to the increase in the sales price of the systems.

U.S. treatment session revenue for the three months ended September 30, 2024 was $13.3 million, an increase of 2% compared to the three months ended September 30, 2023 revenue of $13.1 million. The increase in revenue was primarily attributable to an increase in treatment session volume over the prior year quarter.

Cost of Revenues and Gross Margin

Cost of revenues decreased by $1.6 million, or 26%, from $6.1 million for the three months ended September 30, 2023 to $4.5 million for the three months ended September 30, 2024. Gross margin increased from 65.8% for the three months ended September 30, 2023 to 75.6% for the three months ended September 30, 2024. The increase in gross margin was primarily a result of the change in product mix, the absence of one-time manufacturing cost by our new contract manufacturer and inventory impairment incurred in 2023.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $0.2 million, or 2%, from $12.1 million for the three months ended September 30, 2023 to $11.9 million for the three months ended September 30, 2024. The decrease was primarily due to lower headcount partially offset by an increase in bad debt expense.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million, or 17% from $6.3 million for the three months ended September 30, 2023 to $7.4 million for the three months ended September 30, 2024. The increase was primarily due to an increase in legal costs and professional fees in connection with the Greenbrook Acquisition.

Research and Development Expenses

Research and development expenses increased by $0.2 million, or 12%, from $2.2 million for the three months ended September 30, 2023 to $2.4 million for the three months ended September 30, 2024. The increase was primarily due to software maintenance expense for previously released software.

Interest Expense

Interest expense increased by $0.5 million, or 46%, from $1.2 million for the three months ended September 30, 2023, to $1.7 million for the three months ended September 30, 2024 due increases in interest rates.

Loss on extinguishment of debt

Loss on extinguishment of debt amounting to $4.4 million was recorded during the three months ended September 30, 2024, related to the SLR Facility. This included $1.2 million of early prepayment fees and $3.2 million of deferred financing expense related to extinguishment of debt.

Other Income, Net

Other income, net decreased by $0.1 million, or 19%, from $0.6 million for the three months ended September 30, 2023 to $0.5 million for the three months ended September 30, 2024, primarily as a result of decreased interest income earned on the Company’s money market accounts.

Comparison of the nine months ended September 30, 2024 and 2023

	Nine Months Ended
	September 30,		Increase / (Decrease)
	2024	2023	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$52,397	$51,034	$1,363	3%
Cost of revenues	13,129	15,100	(1,971)	(13)%
Gross Profit	39,268	35,934	3,334	9%
Gross Margin	74.9%	70.4%

Operating expenses:
Sales and marketing	35,820	35,602	218	1%
General and administrative	19,540	19,151	389	2%
Research and development	6,999	7,308	(309)	(4)%
Total operating expenses	62,359	62,061	298	0%
Loss from Operations	(23,091)	(26,127)	3,036	12%
Other (income) expense:
Interest expense	5,529	3,580	1,949	54%
Loss on extinguishment of debt	4,427	—	4,427	100%
Other income, net	(2,001)	(4,895)	2,894	59%
Net Loss	$(31,046)	$(24,812)	$(6,234)	(25)%

	Revenues by Geography
	Nine Months Ended September 30,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$50,845	97%	$49,464	97%
International	1,552	3%	1,570	3%
Total revenues	$52,397	100%	$51,034	100%

	U.S. Revenues by Product Category
	Nine Months Ended September 30,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$11,418	22%	$11,936	24%
Treatment sessions	37,974	75%	36,018	73%
Other	1,453	3%	1,510	3%
Total U.S. revenues	$50,845	100%	$49,464	100%

Total revenue for the nine months ended September 30, 2024 was $52.4 million, an increase of 3% compared to the nine months ended September 30, 2023 revenue of $51.0 million. During the nine months ended September 30, 2024, total U.S. revenue increased by 3% and international revenue decreased by 1%. The increase in U.S. revenue was primarily attributable to an increase in U.S. treatment sessions sales period over period. The decrease in international revenue was primarily driven by a decrease in treatment session sales and NeuroStar Advanced Therapy System sales period over period.

U.S. NeuroStar Advanced Therapy System revenue for the nine months ended September 30, 2024 was $11.4 million, a decrease of $0.5 million compared to the nine months ended September 30, 2023 revenue of $11.9 million. For the nine months ended September 30, 2024 and 2023, the Company sold 137 and 146 systems, respectively, that were recognized as NeuroStar Advanced Therapy System capital revenue during each period. Additionally, for the nine months ended September 30, 2024 the Company executed 1 operating lease agreement, which contributed to operating lease revenue.

U.S. treatment session revenue for the nine months ended September 30, 2024 was $38.0 million, an increase of 5% compared to the nine months ended September 30, 2023 revenue of $36.0 million. The revenue growth was primarily driven by an increase in treatment session volume and utilization over the comparative period.

Cost of Revenues and Gross Margin

Cost of revenues decreased by $2.0 million, or 13%, from $15.1 million for the nine months ended September 30, 2023 to $13.1 million for the nine months ended September 30, 2024. Gross margin increased from 70.4% for the nine months ended September 30, 2023 to 74.9% for the nine months ended September 30, 2024. The increase in gross margin was primarily a result of increased sales volume of our treatment session sales resulting in a more favorable product mix, absence of one-time manufacturing cost by our new contract manufacturer and inventory impairment incurred in 2023.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.2 million, or 1%, from $35.6 million for the nine months ended September 30, 2023 to $35.8 million for the nine months ended September 30, 2024. The increase was primarily driven by higher bad debt expense.

General and Administrative Expenses

General and administrative expenses increased by $0.4 million, or 2% from $19.2 million for the nine months ended September 30, 2023 to $19.6 million for the nine months ended September 30, 2024. The increase was primarily due to an increase in legal costs and professional fees in connection with the Greenbrook Acquisition.

Research and Development Expenses

Research and development expenses decreased by $0.3 million, or 4%, from $7.3 million for the nine months ended September 30, 2023 to $7.0 million for the nine months ended September 30, 2024. The decrease in research and development was primarily due to higher capitalization of product development costs related to certain of the Company’s software project costs.

Interest Expense

Interest expense increased by $1.9 million from $3.6 million for the nine months ended September 30, 2023 to $5.5 million for the nine months ended September 30, 2024 due to increases in interest rates.

Loss on extinguishment of debt

Loss on extinguishment of debt amounting to $4.4 million was recorded during the three months ended September 30, 2024, related to the SLR Facility. This included $1.2 million of early prepayment fees and $3.2 million of deferred financing expense related to extinguishment of debt.

Other Income, Net

Other income, net decreased by $2.9 million from $4.9 million for the nine months ended September 30, 2023 to $2.0 million for the nine months ended September 30, 2024, primarily as a result of ERC of $2.9 million recorded for the nine months ended September 30, 2023 and decreased interest income earned on the Company’s money market accounts, which was partially offset by increase in notes receivable interest.

Liquidity and Capital Resources

Overview

As of September 30, 2024, we had cash and cash equivalents of $20.9 million and an accumulated deficit of $407.1 million, compared to cash and cash equivalents of $59.7 million and an accumulated deficit of $376.1 million as of December 31, 2023. We incurred negative cash flows from operating activities of $22.4 million and $34.2 million for the nine months ended September 30, 2024 and 2023, respectively. We have incurred operating losses since our inception, and we anticipate that our operating losses will lessen in the near term as we adjust our sales and marketing initiatives, research and development activities and other corporate initiatives. The Company’s primary sources of capital to date have been proceeds from its IPO, private placements of its convertible preferred securities, borrowings under its credit facility, proceeds from its secondary public offering of common stock and revenues from sales of its products. As of September 30, 2024, the Company had $50.0 million of borrowings outstanding under its credit facility, which has a final maturity in July 2029. Management believes that the Company’s cash and cash equivalents as of September 30, 2024 and anticipated revenues from sales of its products are sufficient to fund the Company’s operations for at least 12 months from the issuance of these financial statements.

If our cash and cash equivalents and anticipated revenues from sales or our products are insufficient to satisfy our liquidity requirements, we may seek to sell additional common equity or seek to sell preferred equity or debt securities or enter into a new credit facility or another form of third-party funding or seek other debt financing. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all. It is also possible that we may allocate significant amounts of capital towards products or technologies for which market demand is lower than expected and, as a result, abandon such efforts. If we are unable to maintain our current financing or obtain adequate additional financing when we require it, or if we obtain financing on terms which are not favorable to us, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may be required to delay the development, commercialization and marketing of our products.

Our current and future funding requirements will depend on many factors, including:

●	our ability to achieve revenue growth and improve operating margins;
●	compliance with the terms and conditions, including covenants, set forth in our credit facility;
●	the cost of expanding our operations and offerings, including our sales and marketing efforts;

●	our ability to improve or maintain coverage and reimbursement arrangements with domestic and international third-party and government payors;
●	our rate of progress in establishing coverage and reimbursement arrangements from international commercial third-party and government payors;
●	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our products and maintaining or improving our sales to our current customers;
●	the cost of research and development activities, including research and development relating to additional indications of neurohealth disorders;
●	the effect of competing technological and market developments;
●	costs related to international expansion;
●	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products; and
●	the consummation of the Greenbrook Acquisition.

As of September 30, 2024, there were no significant changes to our material cash requirements as set forth in our Annual Report on Form 10-K filed with the SEC on March 8, 2024 outside of the Company prepaying the Solar Facility in July 2024 and obtaining new financing through the Perceptive Facility. The principal payment associated with the Perceptive Facility will be paid in July 2029.

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
Net Cash used in Operating activities	$(22,401)	$(34,171)
Net Cash used in Investing activities	(37)	(759)
Net Cash (used in) provided by Financing activities	(16,372)	437
Net (Decrease) in Cash and Cash Equivalents	$(38,810)	$(34,493)

Net Cash used in Operating activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $22.4 million, consisting primarily of a net loss of $31.0 million and an increase in net operating assets of $4.6 million, offset by non-cash charges of $8.8 million and a loss on extinguishment of debt of $4.4 million. The increase in net operating assets was primarily due to decreases in accrued expenses related to the final payment fee to SLR, payment of our 2024 bonus accrued as of December 31, 2023 and increases in our accounts receivable offset by lower inventory levels from the prior year. Non-cash charges primarily consisted of depreciation and amortization, loss on extinguishment related to the SLR Facility, allowance for credit losses and share-based compensation.

Net cash used in operating activities for the nine months ended September 30, 2023 was $34.2 million, consisting primarily of a net loss of $24.8 million and an increase in net operating assets of $19.3 million, partially offset by non-cash charges of $9.9 million. The increase in net operating assets was primarily due to increases in accounts receivable, the ERC and a decrease in accrued expense. Non-cash charges consisted of depreciation and amortization, inventory impairment, non-cash interest expense and share-based compensation.

Net Cash used in Investing activities

Net cash used in investing activities for the nine months ended September 30, 2024 was $0.04 million, which was attributable to purchases of property and equipment and capitalized software costs, partially offset by the repayment of notes receivable.

Net cash used in investing activities for the nine months ended September 30, 2023 was $0.8 million, which was attributable to purchase of property and equipment and capitalized software costs, partially offset by the repayment of notes receivable.

Net Cash (used in) provided by Financing activities

Net cash used in financing activities for the nine months ended September 30, 2024 was $16.4 million and primarily consisted of the repayment of the SLR Facility, proceeds from the Perceptive Facility and payment of debt issuance costs related to the Perceptive Facility.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $0.4 million and primarily consisted of the additional debt net of the final payment and amendment fee paid in connection with the SLR Fourth Amendment.

Indebtedness

For information regarding the Perceptive Facility, refer to “Note 14. Debt” in Notes to Interim Financial Statements located in Part I – FINANCIAL INFORMATION, Item 1. Financial Statements.

Recent Accounting Pronouncements

We refer you to “Note 3. Summary of Significant Accounting Policies” and “Note 4. Recent Accounting Pronouncements” in Notes to Interim Financial Statements located in Part I – FINANCIAL INFORMATION, Item 1. Financial Statements.

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

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and our Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s failure to meet the continued listing requirements of Nasdaq could result in a delisting of the Company’s common stock.

On October 3, 2024, the Company received a deficiency letter from the Staff notifying the Company that, for the 30 consecutive business days prior to such letter, the closing bid price for the Company’s common stock had been below the Minimum Bid Price Requirement.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was given 180 calendar days, or until April 1, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before April 1, 2025, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance.

If the Company fails to regain compliance with the Minimum Bid Price Requirement or fails to satisfy another continued listing requirements of Nasdaq, Nasdaq may take steps to delist the Company’s common stock, which could have a materially adverse effect on the Company’s ability to raise additional funds as well as the price and liquidity of the Company’s common stock. Such a delisting would likely have a negative effect on the price of the Company’s common stock, would impair the Company’s ability to sell or purchase the Company’s common stock when it wishes to do so, could place restrictions on the Company’s operating flexibility and subject the Company to potential default under the Perceptive Facility. In the event of a delisting, the Company could not provide assurances that any action taken by the Company to restore compliance with listing requirements would allow the Company’s common stock to become listed again, stabilize the market price or improve the liquidity of the Company’s common stock, prevent the Company’s common stock from dropping below the Minimum Bid Price Requirement, or prevent future non-compliance with Nasdaq’s listing requirements.

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

Exhibit Number	Description

2.1	Arrangement Agreement by and between Neuronetics and Greenbrook dated August 11, 2024 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 13, 2024)
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 30, 2024)
4.2	Form of Note (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on July 30, 2024)
4.3	Form of Security Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on July 30, 2024)
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

10.4◊

Form of Voting and Support Agreement by and between Neuronetics and certain Greenbrook Locked-Up Shareholders dated August 11, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 13, 2024)

10.5◊

Form of Voting and Support Agreement by and between Neuronetics and certain Greenbrook Locked-Up Shareholders dated August 11, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 13, 2024)

10.6◊

Form of Voting and Support Agreement by and between Neuronetics and certain Greenbrook Locked-Up Shareholders dated August 11, 2024 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 13, 2024)

10.7◊

Form of Registration Rights Agreement by and between Neuronetics and Investor dated August 11, 2024 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 13, 2024)

10.8

Amendment to the Registration Rights Agreement by and between Neuronetics and Investor dated November 1, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 1, 2024)

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

NEURONETICS, INC.
(Registrant)
Date: November 12, 2024	By:	/s/ Keith J. Sullivan
	Name:	Keith J. Sullivan
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
Date: November 12, 2024	By:	/s/ Stephen Furlong
	Name:	Stephen Furlong
	Title:	EVP, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)