Form 10-K
period 2024-12-31
Neuronetics, Inc.
filed 2025-03-27
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2024) was approximately $48.9 million.

The number of shares of Registrant’s Common Stock outstanding as of March 18, 2025 was 65,814,512.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Report.

NEURONETICS, INC.

Annual Report on Form 10-K for the year ended December 31, 2024

i

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “should,” “expect,” “plan,” “design,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” “outlook” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein. These risks and uncertainties include, without limitation, risks and uncertainties related to: the effect of the transaction with Greenbrook TMS Inc. (“Greenbrook”), on the Company’s business relationships, operating results and business generally; the Company’s ability to execute its business strategy; the Company’s ability to achieve or sustain profitable operations due to its history of losses; the Company’s ability to successfully complete the announced restructuring plans; the Company’s reliance on the sale and use of its NeuroStar Advanced Therapy System to generate revenues; the scale and efficacy of the Company’s salesforce; the Company’s ability to retain talent; availability of coverage and reimbursement from third-party payors for treatments using the Company’s products; physician and patient demand for treatments using the Company’s products; developments in competing technologies and therapies for the indications that the Company’s products treat; product defects; the Company’s revenue has been concentrated among a small number of customers; the Company’s ability to obtain and maintain intellectual property protection for its technology; developments in clinical trials or regulatory review of NeuroStar Advanced Therapy System for additional indications; developments in regulation in the U.S. and other applicable jurisdictions; the terms of the Company’s credit facility; the Company’s ability to successfully roll-out the Company’s Better Me Provider program on the planned timeline; the Company’s self-sustainability and existing cash balances; and the Company’s ability to achieve cash flow break-even in the third quarter of 2025.

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

PART I

Item 1.   Business

Overview

We believe that mental health is as important as physical health. As a global leader in neuroscience, we are delivering more treatment options to patients and healthcare providers by offering exceptional in-office treatments that produce extraordinary results. Our first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation (“TMS”) to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the United States Food and Drug Administration (the “FDA”) to treat adult patients with major depressive disorder (“MDD”) who have failed to achieve satisfactory improvement from at least one prior antidepressant medication in the current MDD episode. It is also cleared by the FDA, as an adjunct for adults with obsessive-compulsive disorder (“OCD”) and for adolescent patients aged 15-21 with MDD. It is also cleared by the FDA as an adjunct for adults with OCD, and to decrease anxiety symptoms in adult patients with MDD that may exhibit comorbid anxiety symptoms (anxious depression). In addition to selling the NeuroStar Advanced Therapy System and associated treatment sessions to customers, we operate Greenbrook treatment centers (“Treatment Centers”) across the United States, offering NeuroStar Advanced Therapy (“Neurostar”). The Company acquired Greenbrook, a leading provider of mental healthcare services, pursuant to an Arrangement Agreement effective as of December 9, 2024. NeuroStar Advanced Therapy System is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. Greenbrook Treatment Centers also obtain SPRAVATO® to treat adults with treatment-resistant depression or depressive symptoms in adults suffering from MDD with acute suicidal ideation or behavior. We believe we are the market leader in TMS therapy based on the estimated 195,356 global patients treated with over 7.1 million of our treatment sessions through December 31, 2024. We generated revenues of $74.9 million for the year ended December 31, 2024.

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

We designed the NeuroStar Advanced Therapy System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of existing treatment options. We believe our NeuroStar Advanced Therapy System provides our psychiatrist customers and their patients with several benefits, including clinically demonstrated response and remission with durable results, a demonstrated safety profile with limited treatment-emergent side effects and high patient adherence. Additionally, NeuroStar Advanced Therapy System was designed to provide a precise and reproducible office-based therapy that is efficient and convenient. Our therapy is delivered without general anesthesia or sedation, enabling the patient to drive and resume normal activities immediately following each treatment session. We couple our product’s clinical benefits with significant practice development resources, on-site clinical training and reimbursement and service support to help our psychiatrist customers develop a successful NeuroStar Advanced Therapy System practice. We also provide cloud-based practice management solutions that enhance convenience for both psychiatrists and patients. Based on our commercial data, we believe psychiatrists can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients, assuming these patients receive reimbursement from federal healthcare programs or commercial insurance at rates that are similar to what our customers have observed for existing and prior patients. We believe psychiatrists can generate approximately $9,000 of average revenue per commercially insured patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We believe that the NeuroStar Advanced Therapy System coupled with these advantages offer significant improvement over competing TMS, which lack the ability to reproduce consistent treatments, significant clinical data from randomized outcome trials, practice development resources, and a cloud-based practice management system.

The safety, effectiveness and durability of NeuroStar Advanced Therapy System is supported by a large clinical data set published in 31 articles in peer-reviewed medical journals, including from 15 clinical studies that have collectively enrolled more than 1,000 adult patients suffering from MDD. Dunner, et. al. published results of a naturalistic, prospective, observational trial conducted at 42 U.S. clinical sites in 257 patients who had tried and failed to receive relief from one or more medication trials in their current MDD episode who were treated with an acute course of NeuroStar therapy. Response and remission rates at 12 months were 68% and 45% respectively as measured by CGI-S.

Our growth strategy includes expanding our commercialization efforts in the United States, expanding international opportunities and pursuing pipeline development of our therapy for additional indications. Outside the United States, our products have received marketing authorizations in the European Union and Japan. Our international commercial focus is on Japan, which has the third largest healthcare spend globally.

We are also evaluating the use of enhancements to our NeuroStar Advanced Therapy System to treat additional indications.

We currently sell our NeuroStar Advanced Therapy System and recurring treatment sessions in the United States with the collaborative support of our 716 employees as of December 31, 2024.

We generate Neurostar revenues from initial capital sales of our systems, sales of our recurring treatment sessions, service and repair and extended warranty contracts and clinic revenue. We derive the majority of our revenues from recurring treatment sessions. For the year ended December 31, 2024, we generated revenues of $74.9 million and had a net loss of $43.7 million. Our revenues increased 5% during the year ended December 31, 2024 compared to the year ended December 31, 2023. For the year ended December 31, 2024, our U.S. revenues were $72.5 million, compared to $69.3 million for the year ended December 31, 2023, which represented an increase of 5% compared to the prior period. Revenues from treatment sessions represented 70% of our U.S. revenues for the year ended December 31, 2024 compared to 73% of our U.S. revenues for the prior year.

Recent Transaction

Effective as of December 9, 2024, Neuronetics and Greenbrook completed the planned acquisition whereby Neuronetics acquired all of the issued and outstanding common shares of Greenbrook (“Greenbrook Shares”) by way of a court-approved plan of arrangement under the Business Corporations Act (Ontario) (the “Arrangement”). Each Greenbrook Share issued and outstanding immediately prior to the effective time of the Arrangement was exchanged for 0.01149 of a share of common stock of Neuronetics (the “Exchange Ratio”) upon closing of the Arrangement.

In connection with and prior to closing of the Arrangement, Madryn Asset Management, LP and its affiliates (collectively, “Madryn”) converted (i) all of the outstanding amount owing under Greenbrook’s credit agreement into 2,056,453,835 Greenbrook Shares, representing 95.3% of the Greenbrook Shares (including the Greenbrook Shares held by Madryn prior to such conversion) immediately prior to closing of the Arrangement and (ii) all of the interim period funding provided by Madryn to Greenbrook into an additional 252,999,770 Greenbrook Shares, which Greenbrook Shares were exchanged for shares of common stock of Neuronetics (“Neuronetics Shares”) at the Exchange Ratio upon closing of the Arrangement.

The Company continues to operate as Neuronetics, Inc., and the Neuronetics Shares continue to trade on the NASDAQ Global Market under the ticker “STIM”.

Greenbrook

Currently operating through 95 company-operated Treatment Centers and company-supported healthcare provider practice groups, Greenbrook is a leading provider of TMS and SPRAVATO (esketamine nasal spray), FDA-cleared, non-invasive therapies for the treatment of MDD and other mental health disorders, in the United States. TMS therapy provides local electromagnetic stimulation to specific brain regions known to be directly associated with mood regulation. SPRAVATO is offered to treat adults with treatment-resistant depression and to treat depressive symptoms in adults with MDD with suicidal thoughts or actions. We have identified the following key opportunity drivers for Greenbrook’s business:

•the safety and efficacy of TMS as a treatment option for patients suffering from MDD and OCD;

•the growing societal awareness and acceptance of depression as a treatable disease and a corresponding reduction in stigma surrounding depression, seeking treatment and mental health issues generally;

•the growing acceptance, but under-adoption, of TMS;

•the poor alignment of TMS treatment with traditional practices of psychiatry which created an opportunity for a new, differentiated service channel;

•the fragmented competitive landscape for TMS, which provides an opportunity for consolidation; and

•the track record of success by the Greenbrook management team in multi-location, center-based healthcare service companies.

Beginning in 2021, Greenbrook commenced its roll-out of SPRAVATO therapy in Treatment Centers to treat treatment-resistant depression in adults and depressive symptoms in adults with MDD with acute suicidal ideation or behavior. Currently, Greenbrook offers SPRAVATO at 69 Treatment Centers within its operating network as of the date of this Annual Report on Form 10-K.

In late 2023, Greenbrook commenced the facilitation of medication management at select Treatment Centers, building on the long-term business plan of utilizing Treatment Centers as platforms for the delivery of innovative treatments to patients suffering from MDD and other mental health disorders. We believe that becoming a more comprehensive mental healthcare provider will allow it to provide greater access to those suffering from MDD and other mental health disorders.

In 2023 and 2024, Greenbrook implemented a restructuring plan in an effort to continue to accelerate its path to achieve sustainable profitability and long-term growth. As a result of the restructuring plan, Greenbrook closed dozens of underperforming Treatment Centers. We believe that the remaining 95 Treatment Centers provide a strong foundation to innovate and develop new product lines, further enhancing access and quality of care to those suffering from MDD and other mental health disorders.

After Greenbrook opened its first Treatment Center in 2011 in Tysons Corner in Northern Virginia, it has grown to control and operate a network of outpatient mental health service centers that specialize in TMS treatment across the United States. Greenbrook offers Treatment Centers in convenient locations to provide easy access to patients and clinicians. As of the date of this Annual report on Form 10-K, Greenbrook owns and operates 95 Treatment Centers in the states of Alaska, California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Missouri, North Carolina, Ohio, Oregon, South Carolina, Texas and Virginia.

Greenbrook’s regional model seeks to develop leading positions in key markets and to leverage operational efficiencies by combining smaller local Treatment Centers within a region under a single shared regional management infrastructure. Management regions typically cover a specific metropolitan area that meets a requisite base population threshold. The management region is typically defined by a manageable geographic area that facilitates the use of regional staff working across the various Treatment Center locations within the management region and creates a marketing capture area that allows for efficiencies in advertising costs. Management regions often have similar economic characteristics and are not necessarily defined by state lines, other geographic borders, or differentiating methods of services delivery, but rather are defined by a functional management area.

Our Strategy

Our goal is to maintain and extend our leadership position in TMS therapy for patients with neurohealth disorders and increase the number of patients we treat at Treatment Centers. The key elements of our strategy include:

●	A Diversified business model with strategic advantages from Neuronetics and Greenbrook’s combined expertise. Neuronetics is now a vertically integrated organization providing greater access to mental health treatments through our collective expertise. NeuroStar is a market leader in transcranial magnetic stimulation with expertise in the following areas:
•	Unrivalled Clinical Results: Long-Term Relief for Depression,

•	Widely Reimbursed
•	Proven Formula for Practice Success
•	Top Tier Training and Best Practices
•	Comprehensive Direct Sales and Support Team
•

As a leading mental health provider Greenbrook’s expertise includes:

•	Large Network of Clinics
•	Offer New Paradigms for Treating Depression
•	Established and Growing Network of Referring Physicians
•	Centralized, Scalable Business Infrastructure
•	Patient Focused Service

●	Improve customer targeting and optimize our direct sales and customer support team to accelerate growth. To capture new psychiatrist customers, we plan to optimize our specialized, direct sales organization that targets MDD treating psychiatric practices that accept reimbursement from private insurance and Medicare. Symphony Health estimates that there are approximately 26,300 group and solo practice sites in the United States with psychiatrists that prescribe antidepressant medications. Our direct sales force primarily targets 53,000 psychiatrists at 26,000 psychiatric practices that treat approximately 13.9 million patients based on data from the Journal of the American Medical Association. We estimate, based on data from the STAR*D Study that approximately 6.4 million of these patients have failed to achieve remission of their MDD from their prior antidepressant medication therapy and that approximately 3.8 million of those patients have commercial insurance or federal healthcare programs coverage for NeuroStar Advanced Therapy System. As a result, based on our expected revenues for a standard course of treatment, we believe our total annual addressable market opportunity for treatment sessions in the United States is approximately $8.9 billion. We intend to continue to expand our team of business development managers that are responsible for driving new customer acquisitions. To reach our target practices, we also plan to optimize our advertising efforts, both online and through more traditional approaches, such as targeting leading psychiatric journals, practice outreach and education through webinars and in person events, attendance at key psychiatric trade shows and sponsoring clinical symposiums and product theaters.
●	Expanding Access to Greenbrook’s Services Through Targeted awareness Programs and Referral Pathways. Across the U.S., 13.9 million MDD patients are being treated in primary care, behavioral health, and psychiatric practices—many of which rely solely on traditional therapies. Most of these providers are unaware that alternative treatments like NeuroStar TMS and SPRAVATO exist, offering an alternate to antidepressants for patients. To bridge this gap, we strategically deploy Regional Account Managers to educate providers on these innovative therapies and guide them in referring patients to GB centers. Through consistent messaging and outreach, our team builds strong referral pathways, connecting thousands of patients to the care they need and helping them take the next step toward remission.
●	Increase utilization of our new and existing active customer sites of NeuroStar Advanced Therapy Systems. We plan to optimize our sales and customer support team to increase the number of patients treated at new and existing active customer sites using our NeuroStar Advanced Therapy Systems in the United States. We currently have 40 NeuroStar practice development managers in 2024 (“PDMs”) as at December 31, 2024, to focus exclusively on helping increase patient utilization of NeuroStar Advanced Therapy System in a practice. We intend to add to this team to support our revenue growth. Our NeuroStar practice consultants focus their efforts on helping psychiatrist customers implement our Better Me Guarantee Provider pilot program and our 5 Stars Solution for Practice Success. We intend to make further investments in marketing resources, such as our marketing portal, which consists of customizable practice development and advertising materials, and digital patient outreach tools all of which are designed to drive patient awareness and help identify

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

Sales and Customer Support Team and Customer Training

As of December 31, 2024, our sales and customer support team worked collaboratively across the following departments: sales, marketing, field service, customer support, and reimbursement. In 2025, we plan to continue to have a comprehensive direct sales and customer support team, including 40 PDMs, 21 regional account managers, 10 area sales managers, 2 clinical training managers, 18 field service and technical support specialists, 14 sales leaders, 7 customer service representatives, and 10 reimbursement specialists and managers.

Key NeuroStar Customers, Sales and Marketing—United States

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

Practice Management Support and Psychiatrist Training—United States

Our PDMs play a pivotal role in ensuring the success of our customers as they implement a new service line into their practice. In the early stages of implementation, they help the practice set goals, educate on the types of patients that can benefit from our therapy and train the office staff on how to talk with patients about TMS and how to use patient educational tools such as presentations, videos and starter kits. Once the practice begins treating patients, our PDMs will educate the psychiatrist on how to track clinical outcomes, interpret data and effectively convey results to existing and potential patients and referring physicians. Our

PDMs also work with our customers to increase awareness with referring physicians and develop external marketing tactics. Our dedicated reimbursement managers help practices navigate issues regarding the reimbursement process including investigation of benefits, prior authorizations and claims documentation. This group has assisted our customers to conduct over 83,815 benefit investigations.

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

To enhance the work our PDMs do to support customer training and education, our sales training team hosts bi-monthly NeuroStar University courses to educate existing customers on internal best practices that help them improve the patient experience and overall business operations. This group has trained 344 customers during the year 2024.

Field Support—United States

Our field service engineers are responsible for maintenance, repairs and installation. We provide a support hotline to respond to inquiries and technical questions that arise in all time zones.

International

We market our products in a few select markets outside the United States through independent distributors. In Japan, we have an exclusive distribution agreement for the commercialization of our products. The current term of this distribution agreement expires March 31, 2027, subject to automatic renewal unless terminated by either party.

Greenbrook

We intend to optimize Greenbrook’s operations by rolling out our Better Me patient responsiveness standards to all 95 Treatment Centers, increasing the number of Treatment Centers that offer SPRAVATO and expanding our medication management offerings.

Competition

We have competitors that sell other forms of TMS therapy, including Brainsway, Apollo TMS, Magstim, MagVenture, CloudTMS and Nexstim, that compete directly with the NeuroStar Advanced Therapy System. We also face competition from pharmaceutical and other companies that develop products, such as antidepressant medications, for the treatment of neurohealth disorders. Greenbrook faces competition from other physician practice management firms as well as doctors operating their own practices. However, we believe there is a significant shortage of mental healthcare providers in the United States.

For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors – Risks Related to Our Business and Industry.”

Intellectual Property

Our patent estate includes patents and applications with claims directed to our NeuroStar Advanced Therapy Systems and broader claims for potential future products and developments. On a worldwide basis, as of December 31, 2024, our patent estate included 82 issued or allowed patents and 20 pending patent applications for our products and novel design methods, manufacturing processes, novel TMS devices and systems and future combination products that are mainly designed to treat psychiatric conditions or perform diagnostic procedures. In the United States, as of December 31, 2024, we owned or licensed 33 issued or allowed patents and 10 pending patent applications that are directed to our TMS technology. Outside the United States, as of December 31, 2024, we owned or licensed 49 issued or allowed patents, 10 pending patent applications and zero pending Patent Cooperation Treaty application.

These U.S. issued patents are expected to remain in effect until between 2025 and 2035. Non-U.S. patents are expected to remain in effect until between 2025 and 2035. In 2025, we expect that 11 U.S. patents will expire and 14 non-U.S. patents will expire. Our worldwide intellectual property portfolio includes multiple pending patent applications relating to methods and apparatuses for the treatment of psychiatric health conditions in Australia, Canada, selected European Union countries, Japan and the United States. Our patents and patent applications mainly relate to iron core technology, including materials, manufacturing methods, geometries, applications, and open core technologies, TMS design patents, including coil position, motor threshold level determination, contact sensing, and articulation arm designs, patient comfort, TMS support technologies and pulse monitoring, and potential next generation technologies.

We own trade secrets relating to our technology, and we maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We seek to protect our trade secrets and know-how, among other measures, by entering into confidentiality agreements with third-parties, consultants and employees who have access to such trade secrets and know-how.

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

We establish our relationships with our third-party manufacturers and suppliers through supplier contracts and purchase orders. In most cases, these supplier relationships may be terminated by either party upon short notice. As of December 31, 2024, we engaged with Gharieni Group GmbH to supply our chair, Molex Incorporated to supply our SenStar Components, and other companies to supply components of our chairs and treatment packs. We are continuing to transition our console manufacturing to Ascential Technologies (previously D&K Engineering), collaborating with them on optimizing the global supply chain.

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

U.S. and Foreign Healthcare Laws and Compliance Requirements

Healthcare providers, physicians and third-party payors play a primary role in the recommendation, prescription and payment for medical treatments. A medical device manufacturer’s arrangements with third-party payors, providers and patients may expose it to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect its business or the financial arrangements and relationships through which it markets, sells and distributes its products. Even if a medical device manufacturer does not control referrals of healthcare services or bill directly to Medicare, Medicaid, other federal healthcare programs, or other third-party payors, federal and state healthcare laws and regulations are applicable to its business. In addition, a portion of our business is subject to the Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), as a business associate of our covered entity customers. To provide our covered entity customers with services that involve the use or disclosure of protected health information (“PHI”), we are required to enter into business associate agreements. As a business associate, we are also directly liable for compliance with HIPAA. The laws that may affect a medical device manufacturer’s ability to operate include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits any person or entity from, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or a specific intent to violate. Moreover, the government may assert that a claim for reimbursement that includes items resulting from a violation of the federal healthcare Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (“FCA”). Although there are a number of statutory exceptions and regulatory safe harbors to the federal healthcare Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly. Practices that involve assisting patients with identifying providers of healthcare services, offering remuneration, including discounts, rebates and direct compensation, to those who prescribe, purchase, study or recommend medical device products, or engaging individuals as speakers, consultants, researchers or advisors, may be subject to scrutiny if they do not fit squarely within an exception or a safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as reimbursement support programs, educational or research grants, or charitable donations;
●	the federal civil and criminal false claims laws and civil monetary penalty laws, such as the FCA, which can be enforced by private citizens through civil qui tam actions, prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment of federal funds, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. The Social Security Act also has a provision that provides for the imposition of civil monetary penalties against any person who offers or transfers remuneration to a Medicare or Medicaid beneficiary that such person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier for the order or receipt of any item or service payable by a federal health care program. Private individuals, commonly known as “whistleblowers,” can bring FCA qui tam actions on behalf of the government and themselves, and may share in amounts paid by the entity to the government in recovery or settlement. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $13,946 to $27,894 (increasing in 2025) per false or fraudulent claim or statement. Many pharmaceutical and medical device manufacturers have been investigated and have reached substantial settlements under the FCA in connection with alleged off label promotion of their products and allegedly providing free products to customers with the expectation that the customers would bill federal health care programs for the product. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. There are also criminal penalties, including imprisonment and criminal fines, for making or presenting false, fictitious or fraudulent claims to the federal government;
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

We cannot predict the impact that health care reform under the former Biden administration will have on our business, and there is uncertainty as to what healthcare programs and regulations may be implemented or changed at the federal and/or state level in the United States, or the effect of any future legislation or regulation. However, it is possible that such initiatives could have an adverse effect on our ability to obtain approval and/or successfully commercialize products in the United States in the future. For example, U.S. federal government and state legislatures have continued to implement cost containment programs, including price controls and restrictions on coverage and reimbursement. To contain costs, governmental healthcare programs and third-party payers are increasingly challenging the price, scrutinizing the medical necessity, and reviewing the cost-effectiveness of medical treatments. Any changes that reduce, or impede the ability to obtain, reimbursement for the type of products we intend to commercialize in the United States (or our products more specifically, if approved) or reduce medical procedure volumes could adversely affect our business plan to introduce our products in the United States.

The current presidential administration and Congress have issued numerous executive orders and budget proposals calling for changes to policies or procedures of federal agencies. Extensive changes to federal policy may impact revenues we receive from Medicare, as well as funds available for research, compliance costs or potential liability related to noncompliance. For example, published directives and spending proposals attempt to eliminate specific healthcare procedures, discontinue certain federal contracting, withhold federal research funds, and reduce and restrict Medicare and Medicaid funding and reimbursement. It is too early to predict the impact of these directives or the extent of their future implementation.

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

Human Capital

Employees

As of December 31, 2024, we had 716 full time employees working collaboratively across our sales and customer support team, in research and development, including clinical, regulatory and certain quality functions, operations and in general and administrative. All of our employees are employed full time. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union. We believe that our employee relations are strong.

We recruit employees with the skills and training relevant to functional responsibilities. We believe that cultural fit and energy are important considerations. We assess the likelihood that a particular candidate will contribute to the Company’s overall goals, and beyond their specifically assigned tasks. We aim to provide market-based compensation and work to retain our employees for many years. During 2024, the Company continued to offer a two-day work from home policy to provide personal flexibility and support employees in managing family priorities.

Development

Developing employees contributes to growing our business. The Company has leadership development programs which bring a consistent approach to leadership development that all managers and directors are required to attend. The Company also provides learning opportunities for all employees to continue to progress their development and career at the Company.

Culture

A diverse and welcoming culture that provides equal opportunities helps the Company remain competitive, advance its innovation culture, and serve customers. The Company focuses on attracting and advancing top talent as well as advancing initiatives that enhance belonging and broad representation.

Compensation and Benefits

In addition to a professional work environment that promotes innovation and rewards performance, our total compensation for employees includes a variety of components that support sustainable employment and the ability to build a strong financial future, including competitive market-based pay, share-based compensation awards, and comprehensive benefits. In addition to earning a base salary, eligible employees are compensated for their contributions to the Company’s goals with cash incentives and long-term equity-based incentives. The Company is committed to providing fair and equitable pay for employees. Eligible full-time employees also have access to medical, dental, and vision plans; savings and retirement plans; and other benefits. During 2025, we intend to integrate the Neuronetics and Greenbrook benefit plans.

Corporate Information

We were incorporated in Delaware in April of 2003. Our principal executive offices are located at 3222 Phoenixville Pike, Malvern, Pennsylvania 19355, and our telephone number is (610) 640-4202. Our website address is https://neurostar.com/neuronetics/. We make available, free of charge on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov. The information contained on, or accessible through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider any information contained in, or that can be accessed through, our website as part of this Annual Report on Form 10-K.

Summary Risk Factors

An investment in shares of our common stock involves significant risks. See the “Risk Factors” section of this Annual Report on Form 10-K. These risks include, among others:

●	We have incurred losses in the past and may be unable to achieve or sustain profitability in the future.
●	If insurance coverage is unavailable or reimbursement from third-party payors for treatments using our products significantly declines, psychiatrists may be reluctant to use our products and our revenues, earnings and cash flows at our Treatment Centers would be substantially reduced.
●	Our revenue has been concentrated among a small number of customers, and if we lose any of these customers and fail to replace them, or if any of these customers fail to perform their obligations to us, our revenue may decrease substantially.
●	Our success depends upon patient satisfaction with the effectiveness of our NeuroStar Advanced Therapy System.
●	We operate in a very competitive environment and if we are unable to compete successfully against our existing or potential competitors, our sales and operating results may be negatively affected.
●	The loss of certain members of our senior management or our inability to attract and retain highly skilled executives, salespeople, product development, clinicians in our Treatment Centers and other personnel could negatively impact our business.
●	We rely on single-source suppliers for some components used in our NeuroStar Advanced Therapy System and on a single manufacturer for the assembly of our NeuroStar Advanced Therapy System, and we may be unable to find replacements or immediately transition to alternative parties for these components.
●	We rely on a network of third-party distributors to market and distribute our products internationally, and if we are unable to maintain and expand this network, we may be unable to generate anticipated sales.

●	If we are not able to obtain and enforce patent protection for our technologies, products, or product candidates, development and commercialization of our products and product candidates may be adversely affected.
●	Our products and operations are subject to extensive government regulation and oversight both in the United States and abroad, and our failure to comply with applicable requirements could harm our business. Additionally, the effect of the uncertainty relating to potential future changes to government regulation may increase our costs.
●	Modifications to our products may require new 510(k) clearances, de novo classification or PMAs, and may require us to cease marketing or recall the modified products until clearances are obtained.
●	Our products must be manufactured in accordance with federal and state regulations, and we could be forced to recall our installed systems or terminate production if we fail to comply with these regulations.
●	Our products may cause or contribute to adverse medical events that we are required to report to the FDA, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.
●	We are subject to certain federal, state and foreign fraud and abuse laws, health information privacy and security laws and transparency laws, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.
●	Our operating results are directly dependent upon the sales and marketing efforts of our sales and customer support team as well as our field sales personnel in the United States and our independent third-party distributors outside of the United States. If our employees or our independent distributors fail to adequately promote, market and sell our products, our sales could significantly decrease.
●	We may need to raise additional capital to fund our existing commercial operations, develop and commercialize new products and expand our operations.
●	The terms of our credit facility place restrictions on our operating and financial flexibility and could subject us to potential default. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

●	If we experience significant disruptions in our information technology systems, our business may be adversely affected.

●	The combination with Greenbrook may fail to realize the anticipated benefits of the Arrangement, and integration efforts have placed significant demands on the Company.

●	The Company’s failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.

●	Failure to timely or accurately bill for services could have a negative impact on our revenue and cash flow. We have had difficulty processing claims.

●	We may be subject to fines, penalties, and other sanctions if we fail to comply with laws governing our business. As a result of the Arrangement, the Company may be subject to additional federal, state and foreign laws.

●	Our ability to obtain SPRAVATO from our suppliers on a timely basis at competitive costs could suffer as a result of events that adversely affect our suppliers or cause disruptions in their businesses.

●	Our revenue may be negatively impacted if third-party payors impose additional requirements or reduce reimbursement rates.

●	Tariffs implemented by the new presidential administration could adversely affect our business and financial results, if we are not able to sufficiently offset increased supply prices caused by any such tariffs.

●	Regulatory and compliance requirements associated with our billing and collections system could have a material adverse effect on our revenues, cash flows and operating results.

●	We may become subject to professional malpractice liability, which could be costly and negatively impact our business.

●	There is a concentration of ownership of our common stock by Madryn Asset Management, LP, or Madryn, and Madryn may exert substantial influence over the Company’s business, and the interest of Madryn may conflict with those interests of other stockholders.

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

We have incurred net losses since inception, including net losses of $43.7 million and $30.2 million for the years ended December 31, 2024 and 2023, respectively. As a result of ongoing losses, as of December 31, 2024, we had an accumulated deficit of $419.8 million. We expect to continue to incur significant integration, sales and marketing, product development, regulatory and other expenses as we continue to expand our marketing efforts to increase adoption of our products and expand existing relationships with our customers, to obtain regulatory clearances or approvals for our products in additional countries and for additional indications, integrate the Greenbrook business, and to develop new products or add new features to our existing products. The net losses we incur may fluctuate significantly from quarter to quarter. We will need to generate significant additional revenues to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We rely on the sale of our NeuroStar Advanced Therapy System and treatment sessions to generate revenues.

We rely, in part, on the sale of our NeuroStar Advanced Therapy System and treatment sessions to generate revenues, and we expect to generate a substantial portion of our revenues in the foreseeable future from sales of these and any related products and services. Because the market for TMS therapy is still developing and contains a limited number of market participants, sales of our products could be negatively impacted by unfavorable market reactions to our or other TMS devices. If the use of our or other TMS therapies results in serious adverse events, or such products malfunction or are misused, patients and psychiatrists may attribute such negative events to TMS therapy generally, which may adversely affect market adoption of our products. Additionally, if patients undergoing treatment with a NeuroStar Advanced Therapy System perceive the benefits to be inadequate or adverse events too numerous or severe compared to the relevant rates of alternative TMS therapies or pharmaceutical options, it will be difficult to demonstrate the value of our NeuroStar Advanced Therapy System to patients and psychiatrists. As a result, demand for and the use of our NeuroStar Advanced Therapy System may decline or may not increase at the pace or to the levels we expect.

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

If insurance coverage is unavailable or reimbursement from third-party payors for treatments using our products significantly declines, psychiatrists may be reluctant to use our products and our revenues, earnings and cash flows at our Treatment Centers would be substantially reduced.

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

Our Treatment Center revenue levels are affected by the percentage of patients with higher-paying commercial insurance coverage. A patient’s insurance coverage may change for a number of reasons, including changes in the patient’s or a family member’s employment status. If there is a significant change in our payor mix, resulting in a reduction in the number of patients with higher-paying commercial insurance plans declining, our revenues, earnings and cash flows could be substantially reduced.

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

A significant amount of Neuronetics’ revenue is derived from a limited number of customers, including current competitors of Greenbrook. Any material non-payment or non-performance by one of these customers, a significant downturn or deterioration in the business or financial condition of any of these customers, or any other event significantly negatively impacting a contractual relationship with one of these customers could adversely affect the financial condition and results of operations of the Company.

Prior to the Arrangement, Greenbrook was Neuronetics’ largest customer, and revenue derived from Greenbrook will now be eliminated in the Company’s consolidated financial statements.

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

Our success depends on the skills, experience and performance of the members of our senior management team. The individual and collective efforts of these employees will be important as we continue to develop our products and as we expand our commercial activities. We believe that it is challenging to identify individuals with the requisite skills to serve in many of our key positions, and the loss or incapacity of existing members of our executive management team could negatively impact our operations. We did not maintain key person life insurance on any of our employees in 2024 and do not expect to in the future. Our Chief Executive Officer’s employment agreement does not guarantee our retention of our Chief Executive Officer for any period of time.

Our commercial, supply chain, treatment center and research and development programs and operations depend on our ability to attract and retain highly skilled managers, salespeople and product development and customer training personnel. We may be unable to attract or retain qualified managers, salespeople or product development and customer training personnel in the future due to the competition for qualified personnel in the medical treatment and device fields, as well as other fields. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. Recruiting and retention difficulties can limit our ability to support our commercial, supply chain and research and development programs. The loss of key employees, the failure of any key employee to perform or our inability to attract and retain skilled employees, as needed, or an inability to effectively plan for and implement a succession plan for key employees could harm our business.

Our long-term growth depends on our ability to commercialize our approved products and services for current and future indications and to develop and commercialize additional products and services through our research and development efforts. If we fail to do so we may be unable to compete effectively.

In order to increase our future revenues, we must successfully enhance our existing product offerings and introduce new products in response to changing customer demands and competitive pressures and technologies. Our industry is characterized by intense competition, including from lower-cost competitors, rapid technological changes, new product introductions and enhancements and evolving industry standards. We also face competition from pharmaceutical companies, including large pharmaceutical companies with greater capital. Our business prospects depend in part on our ability to develop and commercialize new products, services and applications for our technology, including in new markets that develop as a result of technological, pharmaceutical and scientific advances, while improving the performance and cost-effectiveness of our products. New pharmaceutical products, technologies, techniques or other products could emerge that might offer better combinations of price and performance than our products. It is important that we anticipate changes in technology and market demand, as well as psychiatrist practices to successfully develop, obtain clearance or approval, if required, and successfully introduce new, enhanced and competitive technologies to meet our prospective customers’ needs on a timely and cost-effective basis.

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

We have a relatively short history of operating as a commercial company and our growth rate may be volatile. For example for 2024, 2023 and 2022 our growth rate was 5%, 9% and 18% respectively. We intend to grow our business operations and may experience periods of rapid growth and expansion. This anticipated growth could create a strain on our organizational, administrative and operational infrastructure, including our supply chain operations, quality control, technical support and customer service, sales force management and general and financial administration. We may be unable to maintain the quality, or delivery timelines, of our products or customer service or satisfy customer demand if our business grows too rapidly. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, and our reporting systems and procedures. We may implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain and failure to complete this in a timely and efficient manner could harm our business.

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

Our business exposes us to potential product liability claims that are inherent in the testing, manufacture, sale and use of medical devices for the treatment of MDD. Our treatments are designed for patients who suffer from significant neurohealth disorders, and these patients are more likely to experience significant adverse health outcomes, which could increase the risk of product liability lawsuits. Furthermore, if psychiatrists are not sufficiently trained in the use of our products, they may misuse or ineffectively use our products, which may result in unsatisfactory patient outcomes. We could become the subject of product liability lawsuits alleging that component failures, malfunctions, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients.

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

We are subject to taxation in numerous U.S. states and territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our consolidated financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted federal income tax law, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our consolidated financial statements.

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

Refer to “Note 4. Recent Accounting Pronouncements” in our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

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

The combination with Greenbrook may be more difficult, costly or time-consuming than expected, and the combined company may fail to realize the anticipated benefits of the Arrangement.

The success of the Arrangement will depend, in part, on the ability to realize the anticipated revenue and cost synergies from combining the businesses of Neuronetics and Greenbrook. To realize the anticipated revenue and cost synergies from the Arrangement, we and Greenbrook must successfully integrate and combine businesses in a manner that permits those revenue and cost synergies to be realized without adversely affecting current revenues and future growth. If we are not able to successfully achieve these objectives, the anticipated benefits of the Arrangement may not be realized fully or at all or may take longer to realize than expected. In addition, the revenue and cost synergies of the Arrangement could be less than anticipated, and integration may result in additional and unforeseen expenses.

The pro forma financial information is presented for illustrative purposes only and may not be an indication of the Company’s financial condition or results of operations following the Arrangement.

The pro forma financial information incorporated herein were presented for illustrative purposes only and may not be an indication of the Company’s financial condition or results of operations following the Arrangement for a number of reasons. For example, the pro forma financial information has been derived from the historical financial information of Greenbrook and Neuronetics and certain adjustments and assumptions have been made regarding the Company after giving effect to the Arrangement. The information upon which these adjustments and assumptions have been made is preliminary, and these types of adjustments and assumptions are difficult to make with complete accuracy. Moreover, the pro forma financial statements do not reflect all costs that are expected to be incurred by the Company in connection with the Arrangement. As a result, the actual financial condition and results of operations of the Company following the Arrangement may not be consistent with, or evident from, the pro forma financial information. In addition, the assumptions used in preparing the pro forma financial information may not prove to be accurate, and other factors may affect the Company’s financial condition or results of operations following the Arrangement. Any potential decline in the Company’s financial condition or results of operations may cause a significant decrease in the trading price of our common stock.

The Company may not realize the anticipated benefits of the Arrangement.

Achieving the benefits of the Arrangement depends in part on the ability of the Company to effectively capitalize on its scale, scope and leadership, to realize the anticipated operating synergies, and to maximize the potential of its growth opportunities. A variety of factors, including those risk factors set forth in this Annual Report on Form 10-K and the documents incorporated by reference herein, may adversely affect the ability to achieve the anticipated benefits of the Arrangement.

Significant demands have been placed on the Company as a result of the integration of Greenbrook.

As a result of the pursuit and completion of the Arrangement, significant demands have been placed on the managerial, operational and financial personnel and systems of the Company. The Company cannot provide any assurance that management of Neuronetics and the operations teams of Neuronetics and Greenbrook will be adequate to support the expansion of operations and associated increased costs and complexity following and resulting from the consummation of the Arrangement. The future operating results of the Company will be affected by the ability of its officers and key employees to manage changing business conditions, integrate the acquisition of Greenbrook and implement a new business strategy that includes expanding Neuronetics therapeutic offerings to include esketamine nasal spray.

The Company’s failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.

Our common stock is currently listed on Nasdaq. To maintain the listing of our common stock on Nasdaq, the Company will be required to meet Nasdaq’s continued listing requirements, including, among others, a minimum bid price of $1.00 per share, or the Minimum Bid Price Requirement. On October 3, 2024, we received a notice from Nasdaq of our failure to satisfy the Minimum Bid Price Requirement. On November 12, 2024 we received notice from Nasdaq that we had regained compliance with the Minimum Bid Price Requirement.

If the Company fails to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the Minimum Bid Price Requirement, Nasdaq may take steps to delist our common stock, which could have a materially adverse effect on the Company’s ability to raise additional funds as well as the price and liquidity of our common stock. For instance, in October 2024, we received notice from Nasdaq that the Company did not meet Nasdaq’s minimum bid price requirement under Listing Rule 5450(a)(1) for the continued listing of our common stock. Although we regained compliance with such rule in November 2024, if we fail to satisfy the continued listing standards in the future, we could be de-listed, which would have a material and negative effect on the price of our common stock.

Such a delisting would likely have a negative effect on the price of our common stock and would impair the Company’s ability to sell or purchase our common stock when it wishes to do so. In the event of a delisting, the Company could not provide assurances that any action taken by the Company to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Minimum Bid Price Requirement, or prevent future non-compliance with Nasdaq’s listing requirements.

Failure to timely or accurately bill for services could have a negative impact on our revenue and cash flow. We have had difficulty processing claims.

Billing for healthcare services is an important and complex aspect of our business. We have experienced, and will continue to experience, challenges collecting payments for the procedures we perform. If there are defects in the billing system, we may experience difficulties in our ability to successfully bill and collect for services rendered, including a delay in collections, a reduction in the amounts collected, increased risk of retractions from and refunds to commercial and government payors, an increase in uncollectible accounts receivable and noncompliance with reimbursement regulations, any or all of which could have a material adverse effect on our revenues, cash flows and operating results.

We bill numerous and varied payors, such as Medicare, non-Medicare government insurance plans, commercial payors and self-pay patients on behalf of healthcare provider practices pursuant to applicable services agreements. These different payors typically have different billing requirements that must be satisfied prior to receiving payment for services rendered. Reimbursement is typically conditioned on our documenting medical necessity, the appropriate level of service and correctly applying diagnosis codes. Incorrect or incomplete documentation and billing information could result in denial of reimbursement or non-payment for services rendered for the related receivable, as well as repayment obligations, pre-payment requirements, civil or criminal penalties, or exclusion from healthcare reimbursement programs. Medicare Administrative Contractors acting on behalf of CMS, have alleged after a series of audits that we have received approximately $1.2 million in reimbursements that may be subject to recoupment.

Additional factors that could complicate our ability to timely or accurately bill payors include:

●	complexity of procedures, and changes in procedures, for electronic processing of insurance claims;
●	the complicated nature of determining patients’ insurance benefits, securing prior authorizations from third-party payors for treating patients, properly coding and providing accurate data for us to process insurance claims;
●	cumbersome nature of manual processes at payors for processing claims where electronic processing is not possible;
●	pricing or reimbursement differences between our fee schedules and those of the payors;
●	changes in or questions about how products are to be identified in the requisitions;
●	disputes between payors as to which party is responsible for payment;
●	disparity in coverage among various payors;

●	difficulties of adherence to specific compliance requirements and procedures mandated by various payors, including without limitation payor delays in reviewing provider credentialing applications;
●	patients’ unwillingness or inability to pay their insurance co-pays, co-insurance and deductibles;
●	failure of information systems and processes to submit and collect claims in a timely manner;
●	variation in coverage for similar services among various payors;
●	our reliance on third parties, whom we do not control, to provide billing services;
●	the difficulty of adherence to specific compliance requirements and other procedures mandated by various payors;
●	failure to obtain proper provider credentialing and documentation in order to bill various payors; and
●	failure to collect patient balances due to economic conditions or other unknown reasons.

To the extent that the complexity associated with billing for healthcare services we provide causes delays in our cash collections, we may experience increased carrying costs associated with the aging of our accounts receivable, as well as increased potential for bad debt expense. Additionally, failure to collect amounts owed by individual patients may expose the Company to risk under federal beneficiary inducement laws, to the extent such failure is interpreted to be intended to influence any patient’s selection of a healthcare provider.

During 2024, Greenbrook in-sourced its revenue cycle management function, which is complicated and time consuming to manage. The integration efforts have exacerbated the impact of certain of the above listed factors. Shortly after closing the Arrangement, we discovered that Greenbrook had not been collecting patient responsibility payments as a result of the changes to our revenue cycle management processes. We have reinstituted patient responsibility payment collections and plan to seek payment for the past unbilled charges, but we may be unable to collect all amounts owed to us. Ultimately, if such issues are not resolved in a timely manner, our cash flows could be impaired and our ability to reach profitability could be limited.

We may be subject to fines, penalties, and other sanctions if we fail to comply with laws governing our business.

Our business operates within a variety of complex regulatory environments, including but not limited to the regulations governing Medicaid and Medicare and accounting standards. If a government audit finds improper or illegal activities by us or we otherwise determine that these activities have occurred, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or disqualification from doing business with the government. Any such determination could adversely impact our ability to operate in one or more jurisdictions. For instance as described above, we are subject to ongoing audits that have designated approximately $1.2 million in reimbursements from CMS as potentially subject to recoupment, which if adversely determined could have an adverse effect on our operations.

If our operations are found to be in violation of any of the laws and regulations to which we or our healthcare provider practices are subject, we may be subject to penalties associated with the violation, including civil and criminal penalties, damages, fines, exclusion and the curtailment of our operations. Any penalties, damages, fines, exclusion or curtailment of our operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. The risks of our being found in violation of these laws and regulations is increased by the view that many of these laws and regulations are complex, have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could result in significant legal expenses and divert our management’s attention from the operation of our business, which could have a material adverse effect on our business, operations and prospects.

Medicare and Medicaid reimbursement rules impose extensive requirements upon healthcare providers that furnish services to Medicare and/or Medicaid beneficiaries, including our healthcare provider practices. Moreover, additional laws and regulations potentially affecting healthcare providers participating in the Medicare and Medicaid programs continue to be promulgated that may impact us in the future. From time to time, in the ordinary course of business, we may conduct internal compliance reviews on behalf of our healthcare provider practices, the results of which may involve the identification of errors in the manner in which our healthcare provider practices submit claims to the Medicare or Medicaid program. Our healthcare provider practices may also be subject to periodic audits by insurance companies, including, but not limited to, those associated with the Medicare or Medicaid program. These reviews may result in the identification of errors in the manner in which we or our healthcare provider practices bill such insurance programs for services, which may result in the receipt of incorrect payments from the insurance companies, including those associated with the Medicare program, that our healthcare provider practices are required to repay. Incorrect payments may subject healthcare provider practices to repayment or pre-billing requirements, which may result in financial loss or administrative delay in obtaining payment. Failure to report and return Medicare overpayments, or otherwise causing the billing of improper claims, can lead to liability under the FCA and associated penalties, including exclusion from Medicare or Medicaid and other federal health care programs. In addition, private payors may on occasion amend their coverage policies in a way that may impact our operations.

As part of our ongoing compliance efforts with these regulatory requirements, we periodically conduct reviews of our healthcare provider practices’ past operations to assess our compliance with such requirements. If and when such reviews demonstrate that there may be a repayment obligation due to the failure to comply with certain regulatory requirements, the Company remedies the deficiency and returns and refunds any Medicare overpayments within the required time periods.

We do not independently own all of our Treatment Centers and are accordingly subject to risks associated with leasing space and equipment, as well as subject to a number of long-term non-cancelable leases with substantial lease payments. Any failure to make these lease payments when due, or the inability to extend, renew or continue to lease space and equipment in key locations, would likely harm our business, profitability and results of operations. We have been late in making certain lease payments.

We do not own any real estate. Instead, we lease all of our retail Treatment Center locations. Accordingly, we are subject to all of the risks associated with leasing, occupying and making tenant improvements to real property, including adverse demographic and competitive changes affecting the location of the property, changes in availability of and contractual terms for leasable space, credit risk in relation to tenant improvement allowances from landlords and potential liability for environmental conditions or personal injury claims.

We currently do not independently own all of our Treatment Centers, and healthcare laws and regulations in the United States may impact our ability to operate or own our Treatment Centers in the future, thereby necessitating the use of partnerships and other management services frameworks. Consequently, we may be required to deal with diverse operating or ownership frameworks. In addition, from time to time, we may decide to use cash to restructure our arrangements with fellow owners, managers or operators of certain of our Treatment Centers.

The success of any Treatment Centers depends substantially upon its location. There can be no assurance that our current Treatment Centers will continue to be desirable in the future, or that we will be able to secure new desirable locations in the future on favorable terms or at all. Treatment Centers, patient conversion and revenues may be adversely affected by, among other things, social and economic conditions in a particular area, competition from nearby treatment centers, out-of-pocket treatment costs, changes in stigma relating to mental health issues, and changing lifestyle choices of patients in a particular market. If we cannot obtain desirable locations at reasonable costs, our cost structure will increase, and our revenues will be adversely affected.

Our existing Treatment Centers are leased from third parties, with typical lease commitments ranging from “month-to-month” to seven years. Some of our lease agreements also have additional renewal options. However, there can be no assurances that we will be able to extend, renew or continue to lease our existing Treatment Centers, or identify and secure alternative suitable locations. In addition to fixed minimum lease payments, most of our leases provide for additional rental payments, including payment of common area maintenance charges, real property insurance, real estate taxes and other charges. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. Increases in our occupancy costs and difficulty in identifying economically suitable new Treatment Centers could have significant negative consequences, which include:

●	requiring that a greater portion of our available cash be applied to pay our rental obligations, thus reducing cash available for other purposes and reducing our profitability;
●	increasing our vulnerability to general adverse economic and industry conditions; and
●	limiting our flexibility in planning for, or reacting to changes in, our business.

Our ability to obtain SPRAVATO from our suppliers on a timely basis at competitive costs could suffer as a result of events that adversely affect our suppliers or cause disruptions in their businesses.

Esketamine nasal spray treatments require SPRAVATO to be obtained through three distributors approved by the drug maker. We and our distributors of SPRAVATO may be affected by, among other things, increases in labor and fuel costs, labor disputes and disruptions, regulatory changes, political or economic instability or civil unrest, including terrorist activities, military and domestic disturbances and conflicts, natural disasters, pandemics, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to trade. These factors are beyond our control, may adversely affect us and our suppliers or cause disruptions to their and our businesses and may impact their ability to supply us with SPRAVATO.

Consequently, our ability to provide SPRAVATO treatments to our patients on acceptable terms and within acceptable timelines may be impacted, which could have a material adverse effect on our profitability and results of operations.

Certain insurance companies only provide reimbursement for SPRAVATO under what is referred to as the Buy & Bill model, as opposed to the Administer & Observe model. Under the Administer & Observe model, SPRAVATO is acquired under the patient’s pharmacy benefit without cost to us, and we receive payment for administering the drug and observing the patient. Although we generate more revenue from the Buy & Bill model, it is more capital intensive because we are required to purchase SPRAVATO and bill insurance for the cost of the drug along with our medical services. Unless we have the capacity to front the cash to purchase SPRAVATO while awaiting insurance reimbursement, we are limited in how widely we can implement the Buy & Bill model by the amount of credit, if any, the distributors of SPRAVATO will extend to us. The SPRAVATO distributors are not under any obligation to extend credit to us.

The claims coding requirements for SPRAVATO vary among insurance companies, so the coding process is time consuming and complicated. This impacts the timing and collectability of the SPRAVATO claims we submit to insurance for payment.

We may incur increased costs if third-party payors impose additional requirements related to the provision of services at our Treatment Centers.

Commercial payors, Medicare and other non-Medicare government programs set requirements that must be met for services to be deemed reimbursable. The imposition of additional requirements related to the provision of TMS and/or esketamine nasal spray therapy by commercial insurance plans, Medicare and other non-Medicare government insurance plans that increase the cost or complexity of furnishing these therapies to patients may result in increased costs. For example, certain commercial payors are increasing the levels of clinician supervision that must be provided to patients receiving TMS therapy, thereby restraining our ability to provide patient care when these increased levels of clinician supervision are not available and/or resulting in the incurrence of additional clinician compensation costs for ensuring the requisite level of supervision as a result of these increased requirements. The imposition of such requirements and any additional requirements by third-party payors may impact our revenues and costs, which could materially adversely affect our business, prospects, financial condition, results of operations or cash flows.

If our Treatment Centers lose clinicians, our financial results could be adversely affected.

Against a backdrop of significant mental health and addiction issues in the United States and an increase in suicide rates, there is an unprecedented demand for clinicians. At times, there has been a shortage of qualified clinicians in some of the regional markets in which we serve. In addition, competition in recruiting clinicians may make it difficult for our healthcare provider practices to maintain adequate levels of clinicians. If a significant number of clinicians terminate their relationships with our practices and those practices are unable to recruit sufficient qualified clinicians to fulfill their obligations under our agreements with them, our ability to maximize the use of our Treatment Centers and our financial results could be materially adversely affected. Neither we, nor our practices, maintain insurance on the lives of any affiliated clinicians.

We are dependent on the timely credentialing of our affiliated clinicians. The lack of availability of properly licensed medical professionals could adversely impact our financial results.

We are responsible for credentialing our existing and new clinicians with all third-party payors (including commercial insurance plans, Medicare and other non-Medicare government insurance), and all of our clinicians need to be credentialed in order to administer TMS therapy, Medication Management, and SPRAVATO at our Treatment Centers. This credentialing process is completed by us, or by a contracted third party, and requires the submission of a substantial amount of documentation necessary to satisfy third-party payors that our clinicians are qualified to perform services intended to be covered by insurance. The amount of time required to complete credentialing varies substantially between payor and region and is largely out of our control. Any delay in completing credentialing will result in a delay in clinicians seeing patients and a concomitant delay in generating revenue. Any failure of our clinicians to maintain credentials and licenses could result in delays in our ability to deliver care to patients, and therefore adversely affect our reputation and our business.

Most insurance companies require that TMS be prescribed and performed by psychiatrists. Certain insurance companies also impose this requirement on the administration of SPRAVATO. The United States faces a shortage of psychiatrists and the number of licensed psychiatrists is shrinking. The lack of available properly licensed medical professionals could limit our growth opportunities and negatively impact our financial results.

These issues also affect other NeuroStar providers and may affect our ability to sell NeuroStar devices and/or Treatment Sessions.

Technological change in our industry or novel drug treatments for MDD could reduce the demand for our services or require us to incur significant cost to incorporate new technology into our centers.

Advances in technology or the development of novel drug treatments for MDD may reduce the demand for our services or result in significant cost to incorporate the new technology into our Treatment Centers. If we are unable to effectively respond to technological advancement, our treatment volumes could decline, which could have a material adverse effect on our revenues, earnings and cash flows.

Tariffs implemented by the new presidential administration could adversely affect our business and financial results, if we are not able to sufficiently offset increased supply prices caused by any such tariffs.

The Trump administration has implemented and proposed to implement a number of tariffs, which could likely significantly increase the cost of some of our supplies. Depending on the impact on the cost for our supplies, we may not be able to pass such increased costs on to our customers. If we are unable to pass on such costs, it could adversely affect our business, results and prospects.

If Greenbrook’s actual financial results materially differ from its reported financial statements, our future profitability, cash flows and stock price could be adversely affected.

Greenbrook did not file a quarterly report on Form 10-Q for the quarter ended September 30, 2024, and Greenbrook deregistered with the SEC and is no longer required to file a reports under the Exchange Act. Accordingly, Greenbrook’s financial statements for the quarter ended September 30, 2024 did not go through the typical independent auditor review procedures required for publicly reporting companies. As a result, actual results could materially differ from previous quarterly financial statements. If Greenbrook’s actual financial results materially differ from its financial statements for such prior period, our future profitability, cash flows and stock price could be adversely affected.

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

These laws and regulations, among other impacts, constrain our business, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs and provider directory services, we may have with psychiatrists, other healthcare providers, or other potential purchasers of our products. We have also entered into consulting agreements with physicians, which are subject to these laws. Further, while we do not submit claims to any payor and our customers make the ultimate decision on how to submit claims, we may provide reimbursement guidance and support regarding our products. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws.

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

As a result of the Arrangement, the Company may be subject to additional federal, state and foreign fraud and abuse laws, health information privacy and security laws and transparency laws, which, if violated, could subject the Company to substantial penalties. Additionally, any challenge to or investigation into the Company’s practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm the Company’s business.

There are numerous U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback, beneficiary inducement, false claims and transparency laws. The Company’s business practices and relationships with providers, patients and third-party payors will be subject to scrutiny under these laws. The Company may also be subject to patient information privacy and security regulation by both the federal government in addition to the states and foreign jurisdictions in which the Company will conduct its business. The healthcare laws and regulations that may affect the Company’s ability to operate include:

●	Federal beneficiary inducement civil monetary penalties laws prohibit the provision of something of value to influence the selection of a particular provider, supplier or practitioner for items or services reimbursable under the federal Medicare and Medicaid programs. Violations may incur fines or exclusion from billing federal healthcare programs. We believe the Company makes reasonable, good faith efforts to collect amounts owed to the Company. However, amounts owed by individual patients, if not collected, could potentially subject the Company to civil monetary penalties if intended to influence a patient’s selection of a healthcare provider.
●	There are states in which the Company operates that have laws that prohibit business entities from directly practicing medicine, employing physicians or other healthcare professionals to practice healthcare and/or exercising control over clinical decisions by physicians or other healthcare professionals (known generally as the prohibition on corporate practice of medicine). In addition, various state laws also prohibit entities from engaging in certain financial arrangements, such as splitting or sharing a physician’s professional fees. These laws are intended to avoid interference with or undue influence of a physician’s professional judgment. The laws of some other states do not prohibit non-physician entities from employing physicians to practice medicine but may retain a ban on some types of fee-splitting arrangements. Corporate practice of medicine and fee splitting laws vary from state to state and are not always consistent among states. In some states these prohibitions are set forth in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Decisions and activities beyond those directly related to the delivery of healthcare, such as scheduling, contracting, setting rates and the hiring and management of non-clinical personnel, may also implicate the restrictions on the corporate practice of medicine in some states. The consequences of violating the corporate practice of medicine laws vary by state and may result in physicians being subject to disciplinary action, as well as the forfeiture of revenues from payors for services rendered. For lay entities, violations may also bring both civil and, in more extreme cases, criminal liability for engaging in medical practice without a license. Some of the relevant laws, regulations and agency interpretations in states with corporate practice of medicine restrictions have been subject to limited judicial and regulatory interpretation. In limited cases, courts have required management services companies to divest or reorganize structures deemed to violate corporate practice restrictions. Moreover, these state laws are subject to change. While the Company believes that the Company, including via its contractual relationships with supported physician groups, is in substantial compliance with state laws prohibiting the corporate practice of medicine and fee-splitting, other parties may assert that, despite the way the Company will be structured, the Company could be engaged in the corporate practice of medicine and/or unlawful fee-splitting. In this event, failure to comply could lead to adverse judicial or administrative action against the Company and/or the Company’s healthcare provider practices, overpayment demands, civil or criminal penalties, receipt of cease and desist orders from state regulators, loss of provider licenses, and/or the need to make changes to the terms of engagement of the Company’s healthcare provider practices that interfere with the Company’s business, each of which could have a material adverse impact on the Company’s business, results of operations and financial condition.
●	The federal Anti-Kickback Statute (42 U.S.C. § 1320a-7b(b)), or the Anti-Kickback Statute, is a criminal statute that prohibits healthcare providers and others from directly or indirectly soliciting, receiving, offering or paying any remuneration, in cash or in kind, as an inducement or reward for using, referring, ordering, recommending or arranging for referrals or orders of services or other items paid in whole or in part by a government healthcare program. The Anti-Kickback Statute may be found to have been violated if at least one purpose of the remuneration is to induce or reward referrals. An individual is not required to have actual knowledge or specific intent to commit a violation of the Anti-Kickback Statute to be found guilty of violating the law.

The Office of Inspector General of the United States Department of Health and Human Services has issued safe harbor regulations that protect certain types of common arrangements from prosecution or sanction under the Anti-Kickback Statute. Other types of arrangements may be protected under statutory exceptions. According to the Office of Inspector General, arrangements that comply with a safe harbor are immune from prosecution under the Anti-Kickback Statute. All the conditions of a safe harbor must be met for it to apply; substantial compliance is not sufficient. The fact that conduct or a business arrangement does not fall within a safe harbor does not automatically render the conduct or business arrangement illegal under the Anti-Kickback Statute. However, conduct and business arrangements falling outside the safe harbors may lead to increased scrutiny by government enforcement authorities.

Where the Anti-Kickback Statute has been violated, the government may proceed criminally or civilly. If the government proceeds criminally, a violation of the Anti-Kickback Statute is a felony that is punishable by up to ten years imprisonment, a fine, and mandatory exclusion from participation in all federal health care programs. If the government proceeds civilly, it may impose civil monetary penalties per violation, among other penalties. In addition, a claim that includes items or services resulting from a violation of the Anti-Kickback Statute constitutes a false claim for purposes of the federal False Claims Act, or the FCA.

Although the Company believes that its financial arrangements, incentives, marketing activities, provider directory services and other activities involving healthcare providers and other referral sources or service providers comply with current law and available interpretative guidance, as a practical matter it is not always possible to structure our arrangements so as to fall squarely within an available Anti-Kickback Statute safe harbor. Where that is the case, compliance with the Anti-Kickback Statute is evaluated on a case-by-case basis. The Company cannot guarantee that applicable regulatory authorities will not assert and/or determine that these financial arrangements violate the Anti-Kickback Statute or other applicable laws, including state anti-kickback laws. The failure to comply with the Anti-Kickback Statute could lead to adverse judicial or administrative action against the Company, overpayment demands, civil or criminal penalties, and exclusion from participation in Federal health care programs, each of which could have a material adverse impact on the Company’s business, results of operations and financial condition.

●	The Stark Law prohibits physicians from referring Medicare and Medicaid patients to healthcare entities with which they or any of their immediate family members have a financial relationship for the furnishing of any “designated health services”, unless certain exceptions apply. The Stark Law is a strict liability statute, meaning that no intent is required to violate the law, and even a technical violation may lead to significant penalties. A violation of the Stark Law, including schemes to circumvent the Stark Law, may result in a denial of Medicare or Medicaid payment, required refunds to the Medicare or Medicaid programs and/or the imposition of civil monetary penalties for each claim knowingly submitted in violation of the Stark Law. A violation of the Stark Law may also result in liability under the FCA. There are ownership and compensation arrangement exceptions for many customary financial arrangements between physicians and entities, including the employment exception, personal service arrangements exception, lease exception and certain recruitment exceptions, among others. The Company believes that the TMS therapy services furnished by the healthcare provider practices with which the Company contracts do not implicate the Stark Law because they do not constitute “designated health services.” However, it is possible that the federal government could designate TMS therapy services or additional service lines offered by the Company as “designated health services” in the future, which might require the Company to restructure its arrangements with healthcare providers. Additionally, to the extent SPRAVATO constitutes a “designated health service,” arrangements between any physician (or family member) making a referral to an entity in which the physician (or family member) maintains a financial relationship, including Company, must comply the Stark Law and state analogues, if any, in applicable jurisdictions. States (as required in order to maintain Medicaid funding) have further enacted similar prohibitions that apply to Medicaid, as well as other insurance programs, and which may be more restrictive than the Stark Law.

●	The FCA provides the government a tool to pursue healthcare providers for submitting false claims or requests for payment for healthcare items or services. Under the FCA, the government may penalize any person or entity that, among other things, knowingly submits, or causes the submission of, false or fraudulent claims for payment to the federal government or knowingly and improperly avoids or decreases an obligation to pay money to the federal government. The federal government has widely used the FCA to prosecute Medicare and other federal health care program fraud, such as billing for services not provided or not supported by appropriate documentation, submitting false cost reports, and providing care that is not medically necessary or that is substandard in quality. Claims for services or items rendered in violation of the Anti-Kickback Statute or the Stark Law are also a basis for liability under the FCA. The FCA is also implicated by the knowing failure to report and return an identified overpayment to the Medicare or Medicaid programs within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later.

Violations of the FCA are punishable by significant monetary penalties for each fraudulent claim plus three times the amount of damages sustained by the government. In addition, under the qui tam, or whistleblower, provisions of the FCA, private parties may bring actions under the FCA on behalf of the federal government. These private parties, known as relators, are entitled to share in any amounts recovered by the government, and, as a result, whistleblower lawsuits have increased significantly in recent years. Even if federal enforcement authorities decide not to pursue a case brought by a relator, the relator may in certain circumstances continue to pursue the case on its own. Many states have similar false claims statutes that impose liability for the types of acts prohibited by the FCA or that otherwise prohibit the submission of false or fraudulent claims to the state government or Medicaid program. Any FCA action brought against the Company, even if successfully defended, could result in significant legal expenses and divert attention from the operation of the Company’s business. In certain instances, relators have been current or former employees of companies subject to qui tam litigations, even when these employees knew of or participated in the alleged malfeasance.

In addition to the FCA, the federal government may use several criminal laws, such as the federal mail fraud, wire fraud or healthcare fraud statutes, to prosecute the submission of false or fraudulent claims for payment to the federal government. Most states have also adopted generally applicable insurance fraud statutes and regulations that prohibit healthcare providers from submitting inaccurate, incorrect or misleading claims to private insurance companies. The Company believe that it has implemented safeguards and procedures to complete claim forms and requests for payment in an accurate manner and to operate in compliance with applicable laws. However, the possibility of billing or other errors can never be completely eliminated, and the Company cannot guarantee that the federal government, a state government, or a qui tam relator, upon audit or review, would not take the position that billing or other errors, should they occur, are violations of the FCA.

●	The administrative simplification provisions of the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. HIPAA, HITECH and their respective implementing regulations also established federal rules relating to the privacy and security of individually identifiable protected health information, or PHI. The privacy regulations under HIPAA govern the use and disclosure of PHI and the rights of patients to be informed about and control how such PHI is used and disclosed. The HIPAA security regulations require healthcare providers to implement administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic PHI. Concerns regarding compliance with the HIPAA privacy and security regulations have been an area of increased focus and enforcement by regulators in the Department of Health and Human Services Office for Civil Rights. These laws include significant penalties for wrongful acquisition, use, access or disclosure of protected health information, or failure to maintain the administrative, physical and technical security of protected health information. Further, electronic claims transactions must comply with standards established under these laws, otherwise payments may be delayed or rejected. Related laws also include penalties for healthcare providers that unreasonably interfere with access, exchange, or use of electronic health information.

Among other things, HITECH strengthened certain HIPAA rules regarding the use and disclosure of PHI, extended certain HIPAA provisions to business associates and created security breach notification requirements, including notifications to the individuals affected by the breach, the Department of Health and Human Services, and in certain cases, the media. HITECH has also increased maximum civil and criminal penalties for violations of HIPAA. The Company believes that it has been in material compliance with the HIPAA regulations and have developed policies and procedures to ensure ongoing compliance, although it cannot guarantee that any healthcare provider practices will not be subject to fines or penalties as a result of erroneous disclosures, security incidents or breaches.

The Physician Payments Sunshine Act, requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) other professionals (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. As such, the Company must report various exchanges of value with healthcare providers, even in the context of compliant financial relationships with healthcare providers.

If we are unable to achieve and maintain adequate levels of third-party payer coverage and reimbursement for any product we may offer, on reasonable pricing terms, the Company may not be paid for products that have been administered to patients.

Contracted healthcare provider practices administer SPRAVATO to eligible patients using both Administer & Observe and Buy & Bill processes. Under the Administer & Observe model, SPRAVATO is acquired under the patient’s pharmacy benefit without cost to us, and the healthcare provider practices receive payment for administering the drug and observing the patient. Under the Buy & Bill model, we provide the cash for the healthcare provider practices to purchase the drug, following which the healthcare provider practices bill the patient for both the drug and the administration and observation. Certain insurance companies only provide reimbursement for SPRAVATO under the Buy & Bill model. Although this model is generally subject to higher reimbursement rates, it is more capital intensive because SPRAVATO is purchased directly by contracted healthcare providers using funds advanced by the Company. If contracted healthcare provider practices are unable to obtain payment from the applicable third-party payors or, if applicable, patients, they may not be paid for services rendered, which may delay accounts receivable collection, impairing contracted practices’ ability to reimburse the Company for administrative services. Additionally, to the extent SPRAVATO constitutes a “designated health service” for which a Greenbrook-affiliated healthcare provider must make a referral, or is otherwise reimbursable under federal healthcare reimbursement programs, such as Medicare and Medicaid, the Company may be subject to healthcare regulatory risk to the extent that compensation arrangements between the Company, Greenbrook, drug manufacturers (or other suppliers) and any employed or contracted healthcare providers or other providers fail to comply with federal anti-kickback and self-referral laws, as well as any state analogues, if any, in applicable jurisdictions.

If the Company’s inventory of SPRAVATO is damaged or expires, we may not be able to sell products for which it has paid, which may delay our accounts receivable collection, impair our cash flow and limit our ability to reach profitability.

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

Even if granted, a 510(k) clearance, de novo classification, or PMA imposes substantial restrictions on how our devices may be marketed or sold, and the FDA continues to place considerable restrictions on our products and operations. For example, the manufacture of medical devices must comply with the QSR. In addition, manufacturers must register their manufacturing facilities, list the products with the FDA, and comply with requirements relating to labeling, marketing, complaint handling, adverse event and medical device reporting, reporting of corrections and removals, and import and export restrictions. The FDA monitors compliance with the QSR and these other requirements through periodic inspections. If our facilities or those of our manufacturers or suppliers are found to be in violation of applicable laws and regulations, or if we or our manufacturers or suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement action, including any of the following sanctions: untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties; customer notifications or repair, replacement, refunds, recalls, detention or seizure of our products; operating restrictions or partial suspension or total shutdown of production; refusing or delaying requests for 510(k) marketing clearance or PMA of new products or modified products; withdrawing 510(k) marketing clearances or PMAs that have already been granted; refusing to provide Certificates for Foreign Government; refusing to grant export approval for our products; or pursuing criminal prosecution. Any of these sanctions could impair our ability to produce or commercialize our products in a cost-effective and timely manner in order to meet our customers’ demands and could have a material adverse effect on our reputation, business, results of operations and financial condition. We may also be required to bear other regulatory compliance costs or take other actions that may have a negative impact on our sales and our ability to generate profits.

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

In order to sell our products in member countries of the European Economic Area, or (EEA) or in countries that also rely on the CE Mark outside the EEA, our products must comply with the essential requirements of the EU Medical Devices Directive (Council Directive 93/42/EEC), and with the Medical Device Regulation (Regulation 2017/745). Compliance with these requirements is a prerequisite to be able to affix the CE Mark to our products, without which they cannot be sold or marketed in the EEA. To demonstrate compliance with the essential requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the EU Medical Devices Directive, a conformity assessment procedure requires the intervention of an organization accredited by a Member State of the EEA to conduct conformity assessments, or a Notified Body. Depending on the relevant conformity assessment procedure, the Notified Body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. The Notified Body issues a certificate of conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This certificate entitles the manufacturer to affix the CE Mark to its medical devices after having prepared and signed a related EC Declaration of Conformity. Maintenance of the CE Mark is expensive and labor intensive. Although we currently hold a CE Mark for NeuroStar, we are actively considering dropping it because we do not currently sell products in the EU and may conclude that the cost and effort of maintaining it are not justified given our priorities.

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

The methods used in, and the facilities used for, the manufacture of our products must comply with the FDA’s QSR which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. Compliance with the QSR is necessary to receive FDA clearance or approval to market new products and is necessary for a manufacturer to be able to continue to market cleared or approved devices in the United States. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. Our products are also subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing. Foreign regulatory authorities also impose manufacturing quality requirements, which may differ from the FDA requirements, with which we must comply.

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

If we or our distributors do not obtain and maintain international regulatory registrations or approvals for our products, we will be unable to market and sell our products outside of the United States. We may decide not to maintain our CE Mark.

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

Although we currently hold a CE Mark for NeuroStar, we are actively considering dropping it because we do not currently sell products in the EU and may conclude that the cost and effort of maintaining it are not justified given our priorities.

Regulatory and compliance requirements associated with our billing and collections system could have a material adverse effect on our revenues, cash flows and operating results.

We accept payments using a variety of methods, including credit cards and debit cards. For existing and future payment methods we offer to our customers, we may become subject to additional regulations and compliance requirements, as well as fraudulent activities. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time, raising our operating costs and lowering profitability. We rely on third party service providers for payment processing services, including the processing of credit and debit cards. Our business may be negatively affected if these third-party service providers become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security and management rules, certification requirements and rules governing electronic funds transfers and if we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees and/or lose our ability to accept credit and debit card payments from our patients and process electronic funds transfers or facilitate other types of payments, and our business and operating results may be adversely affected.

We may become subject to professional malpractice liability, which could be costly and negatively impact our business.

The clinicians contracted or employed by us or our healthcare provider practices could be subject to malpractice claims from time to time. Where required by law, we structure our relationships with the practices under our management services agreements in a manner that we believe does not constitute the practice of medicine by us or subject us to professional malpractice claims for acts or omissions of clinicians employed by the healthcare provider practices. Nevertheless, claims, suits or complaints relating to services provided by the clinicians contracted or employed by us or our healthcare provider practices may arise. In addition, we may be subject to professional liability claims, including, without limitation, for improper use or malfunction of our TMS devices, improper administration of SPRAVATO or the misconduct of our technicians. We may not be able to maintain adequate liability insurance to protect us against those claims at acceptable costs or at all. Any claim made against us that is not fully covered by insurance could be costly to defend, result in a substantial damage award against us and divert the attention of our management from our operations, all of which could have an adverse effect on our financial performance. In addition, successful claims against us may adversely affect our business or reputation.

The effect of the uncertainty relating to potential future changes to U.S. healthcare laws may increase our and our clinical partners’ and contractors’ healthcare costs, limit the ability of patients to obtain health insurance, increase patients’ share of healthcare costs and negatively impact our financial results.

The Trump Administration and the U.S. Congress are considering a number of legislative and regulatory proposals that could, if passed into law, impact the healthcare system, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, and/or the Medicare and Medicaid programs. Congress may take up legislation to increase or decrease the number of individuals covered by the Medicare or Medicaid programs, reduce prescription drug costs, increase price transparency for consumers, restrict the sale of certain classes of drugs, and reform medication management practices, among others. While not all of the potential legislation, if enacted, would affect our business directly, many of these legislative proposals could impact some or many of our business arrangements directly or indirectly. In addition, regulatory agencies have separately implemented price transparency rules for hospitals and insurers which, while not impacting our business directly, could change the way we interact with these entities. Given that legislative and regulatory change is still evolving, we cannot predict with any certainty the outcome of any future legislation or regulation. However, we believe that many of the legislative items noted above enjoy bipartisan support.

The regulatory framework in which we operate is constantly evolving.

Healthcare laws and regulations are constantly evolving and could change significantly in the future. We closely monitor these developments and will modify our operations from time to time as the regulatory environment requires. There can be no assurances, however, that we will always be able to adapt our operations to address new laws or regulations or that new laws or regulations will not adversely affect our business. In addition, although we believe that we are operating in material compliance with applicable federal and state laws and regulations, neither our current or anticipated business operations nor the operations of our healthcare provider practices have been the subject of judicial or regulatory interpretation. We cannot assure investors that a review of our business by regulatory authorities or courts will not result in a determination that could materially adversely affect our operations or that the healthcare regulatory environment will not change in a way that materially restricts our operations. Furthermore, governments, government agencies and industry self-regulatory bodies in the United States may, from time to time, adopt statutes, regulations and rulings that directly or indirectly affect the activities of the Company. These statutes, regulations and/or rulings could adversely impact our ability to execute our business strategy and generate revenues as planned.

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

We may also consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:

●	expand our sales and marketing efforts to increase market adoption of our products and address competitive developments;
●	fund new and existing Treatment Centers;
●	fund development and marketing efforts of any future products or additional features to then-current products;
●	acquire, license or invest in new technologies;

●	provide for supply and inventory costs associated with plans to accommodate potential increases in demand for our products.
●	acquire or invest in complementary businesses or assets; and
●	finance capital expenditures and general and administrative expenses.

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

On July 25, 2024, the Company entered into a Credit Agreement and Guaranty with Perceptive Credit Holdings IV, LP, (“Perceptive”) as collateral agent and other lenders defined in the agreement (the “Perceptive Facility”) that replaced the Company’s previous $60.0 million credit facility with SLR Investment Corp. (formerly known as Solar Capital Ltd.) (“Solar”, and such facility, the “Solar Facility”). The credit facility contains customary covenants and events of default applicable to us. The affirmative covenants include, among others, a minimum net revenue covenant that escalates over the term of the Perceptive Facility and a minimum liquidity covenant (“net product revenue covenant”). The negative covenants include, among others, restrictions on us transferring collateral, changing businesses, engaging in mergers or acquisitions, incurring additional indebtedness and encumbering collateral. If we default under the credit facility, Perceptive may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, Perceptive’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Perceptive could declare a default upon the occurrence of any event that it interprets as a material adverse effect as defined under the credit facility, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by Perceptive of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

In certain months of 2023 and 2021, we did not achieve the required revenue under the net product revenue covenants under our prior Solar Facility. We cannot provide any assurance that our lender would provide us with a waiver should we not be in compliance in the future. A failure to maintain compliance along with our lender not agreeing to a waiver for the non-compliance would cause the outstanding borrowings to be in default and payable on demand which would have a material adverse effect on us and our ability to continue as a going concern.

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

As of December 31, 2024, we had federal and state net operating loss carryforwards of $424.4 million and $355.2 million, respectively. The federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2025. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain how various states will respond to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have not done an analysis to determine whether or not ownership changes have occurred since inception and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

On February 10, 2025, the Company issued and sold 9,200,000 shares of the its common stock at a price to the public of $2.25 per share which represented a significant discount to the closing price of our common stock on February 7, 2025.

Shares of common stock that are either subject to outstanding options, or are outstanding but subject to vesting or reserved for future issuance under our 2018 Equity Incentive Plan (the “2018 Plan”), will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act. We have also filed a registration statement permitting certain shares of common stock issued under our 2003 Stock Incentive Plan (“2003 Plan”), and shares of common stock issued pursuant to the 2018 Plan or our 2018 Employee Stock Purchase Plan (the “2018 ESPP”), to be freely resold by plan participants in the public market, subject to applicable vesting schedules and, for shares held by directors, executive officers and other affiliates, volume limitations under Rule 144 under the Securities Act. Both the 2018 Plan and the 2018 ESPP contain provisions for the annual increase of the number of shares reserved for issuance under such plans, which shares we also intend to register. If the shares we may issue from time to time under the 2003 Plan, the 2018 Plan or the 2018 ESPP are sold, or if it is perceived that they will be sold, by the award recipients in the public market, the price of our common stock could decline.

Certain shares of common stock are entitled to rights with respect to registration under the Securities Act. Such registration would result in these shares becoming fully tradable without restriction under the Securities Act when the applicable registration statement is declared effective. Sales of such shares could cause the price of our common stock to decline.

There is a concentration of ownership of our common stock by Madryn Asset Management, LP, or Madryn, and Madryn may exert substantial influence over the Company’s business, and the interest of Madryn may conflict with those interests of other stockholders.

Madryn and its affiliates own approximately 43.6% of our outstanding common stock. Madryn has the right to appoint, and has appointed, two directors to the board. Based on Madryn’s representation on the board and ownership position, Madryn is able to exert substantial influence over the Company’s business. Additionally, the interests of Madryn may be different from or conflict with the interests of the other stockholders. This concentration of voting power with Madryn could delay, defer, or prevent a change of control, entrench management and the board, or delay or prevent a merger, consolidation, takeover, or other business combination involving the Company on terms that other stockholders may desire. In addition, conflicts of interest could arise in the future between the Company, on the one hand, and Madryn, on the other hand, concerning potential competitive business activities, business opportunities, the issuance of additional securities and other matters.

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

General Risk Factors

As a U.S.-public company, we may be subject to securities litigation, which is expensive and could divert our management’s attention.

In the past, public companies that have experienced volatility in the market price of their securities or companies that have completed an acquisition have been subject to various demands, lawsuits, claims and loss contingencies arising in the ordinary course of business by their stockholders. We may be the target of this type of activity in the future. For example, we have in the past received, and may in the future receive, demands for books and records pursuant to Section 220 of the Delaware General Corporation Law. Regardless of the merits or any such claims, various demands, lawsuits, claims and loss contingencies arising in the ordinary course of business could result in substantial costs and divert our management’s attention from other business concerns.

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

Any failure to maintain effective controls could negatively impact the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in periodic reports we file with the SEC under Section 404 of the Sarbanes-Oxley Act, harm our operating results, cause us to fail to meet our reporting obligations or result in a restatement of our prior period consolidated financial statements. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate or that we are unable to produce timely or accurate consolidated financial statements, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, we may be unable to remain listed on the Nasdaq Global Market.

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

Governance

Our board of directors oversees our risk management process, including as it pertains to cybersecurity risks, directly and through its committees. The Audit Committee of the board oversees our risk management program, which focuses on the most significant risks we face in the short-, intermediate-, and long-term timeframe. Audit Committee meetings include discussions of emerging industry-wide trends in cybersecurity risks along with specific risk areas our company has greater risks throughout the year, including, among others, those relating to cybersecurity threats. These reports come from the Company’s Chief Information and Operations Officer (the “Head of IT”) to include our enterprise risk profile on a quarterly basis. The Audit Committee reviews our cybersecurity risk profile with management on a periodic basis using key performance and/or risk indicators. These key performance indicators are industry-standard metrics and measurements designed to assess the effectiveness of our cybersecurity program in the prevention, detection, mitigation, and remediation of cybersecurity incidents.

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

Our administrative office for Greenbrook is located at 890 Yonge Street, 7th Floor, Toronto, Ontario, Canada, M4W 3P4 and at 8401 Greensboro Drive, Suite 425, Tysons Corner, Virginia, United States, 22102. We have designated TMS NeuroHealth Centers Inc. as our agent for service of process in the United States and its address is 8401 Greensboro Drive, Suite 425, Tysons Corner, Virginia, USA, 22102.

For our Greenbrook locations, we do not own any real estate. Instead, we lease all of our retail Treatment Center locations. Our existing Treatment Centers are leased from third parties, with typical lease commitments ranging from “month-to-month” to seven years. The entirety of the Company’s revenue is generated through treatment delivered at the Treatment Centers.

As at December 31, 2024, our Treatment Center network consisted of 95 Treatment Center locations spanning 17 management regions in the States of Alaska, California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Missouri, North Carolina, Ohio, Oregon, South Carolina, Texas and Virginia.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been publicly traded on the Nasdaq Global Market under the symbol “STIM” since June 28, 2018. Prior to that time, there was no public market for our common stock. The shares of our common stock sold in our initial public offering (“IPO”) on June 27, 2018 were priced at $17.00 per share. The shares of our common stock sold in our secondary public offering and sale of our common stock on February 2, 2021 were priced at $15.50 per share.

Holders of Record

As of March 18, 2025, there were approximately 56 holders of record of our common stock, solely based upon the count our transfer agent provided to us as of that date.

Sales of Unregistered Securities

None except as disclosed on Form 8-K.

Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2024:

Number of
Securities
Remaining
Available for
	Number of		Future
	Securities to		Issuance
	be Issued	Weighted	Under Equity
	Upon	Average	Compensation
	Exercise of	Exercise	Plans
	Outstanding	Price of	(Excluding
	Options,	Outstanding	Securities
	Warrants	Options,	reflected
	and Rights	Warrants	in Column (a)
	(in thousands)	and Rights	(in thousands)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,237	$3.75	4,775
Equity compensation plans not approved by security holders	—	—	(1) 445
Total	1,237	$3.75	5,220

(1)	This number includes 444.8 thousand shares available for issuance under the 2020 Inducement Incentive Plan as of December 31, 2024.

See “Item 15. Exhibits, Consolidated Financial Statement Schedules — Notes to Financial Statements — Note 15. Stockholders’ Equity, Note 17. Share-Based Compensation and Note 18. Employee Benefit Plans” for additional information on compensation plans under which equity securities of the registrant are authorized for issuance without the approval of stockholders.

Issuer Purchases of Equity Securities

None

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the Risk Factors section of this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We believe that mental health is as important as physical health. As a global leader in neuroscience, we are delivering more treatment options to patients and healthcare providers by offering exceptional in-office treatments that produce extraordinary results. Our first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses TMS to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the FDA to treat adult patients with MDD that have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. It is also cleared by the FDA, as an adjunct for adults with OCD and for adolescent patients aged 15-21 with MDD. NeuroStar Advanced Therapy System is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We believe we are the market leader in TMS therapy based on the estimated 195,356 global patients treated with over 7.1 million of our treatment sessions through December 31, 2024. We generated revenues of $74.9 million and $71.3 million for the years ended December 31, 2024 and 2023, respectively.

Effective as of December 9, 2024, Neuronetics and Greenbrook completed the Arrangement. Each Greenbrook Share outstanding immediately prior to the effective time of the Arrangement was exchanged for Neuronetics Shares at the Exchange Ratio upon closing of the Arrangement.

In connection with and prior to closing of the Arrangement, Madryn converted (i) all of the outstanding amount owing under Greenbrook’s credit agreement into 2,056,453,835 Greenbrook Shares, representing 95.3% of the Greenbrook Shares (including the Greenbrook Shares held by Madryn prior to such conversion) immediately prior to closing of the Arrangement and (ii) all of the interim period funding provided by Madryn to Greenbrook into an additional 252,999,770 Greenbrook Shares, which Greenbrook Shares were exchanged for Neuronetics Shares at the Exchange Ratio upon closing of the Arrangement.

The Company continues to operate as Neuronetics, Inc., and the Neuronetics Shares continues to trade on the NASDAQ Global Market under the ticker “STIM”.

We designed the NeuroStar Advanced Therapy System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of existing treatment options. We generate revenues from initial capital sales of our systems, sales of our recurring treatment sessions and from service and repair and extended warranty contracts. Additionally, through our acquisition of Greenbrook we now derive revenue directly from our Treatment Centers, by providing TMS and SPRAVATO therapy for MDD and other mental health disorders. We derive the majority of our revenues from recurring treatment sessions. For the year ended December 31, 2024, revenues from sales of our treatment sessions and NeuroStar Advanced Therapy Systems represented 70% and 21% of our U.S. revenues, respectively. For the year ended December 31, 2023, revenues from sales of our treatment sessions and NeuroStar Advanced Therapy Systems represented 73% and 24% of our U.S. revenues, respectively.

We currently sell our NeuroStar Advanced Therapy System and recurring treatment sessions in the United States through our sales and customer support team. Our sales force targets an estimated 53,000 psychiatrists across 26,000 practices. We expect to continue to expand our direct sales and customer support team to further penetrate the market by demonstrating the benefits of our NeuroStar Advanced Therapy System to psychiatrists and their MDD patients. Some of our customers have and may purchase more than one NeuroStar Advanced Therapy System. Based on our commercial data, we believe psychiatrists can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients. We believe psychiatrists can generate approximately $8,500 of average revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We have a diverse customer base of psychiatrists in group psychiatric practices in the United States. For the years ended December 31, 2024, 2023 and 2022 one customer Greenbrook accounted for 12%,15% and 17% respectively, of the Company’s revenue. Following the acquisition, Greenbrook is no longer a customer. Patients are reimbursed by federal healthcare programs and the vast majority of commercial payors in the United States for treatment sessions utilizing our NeuroStar Advanced Therapy System.

We market our products in a few select markets outside the United States through independent distributors. International revenues represented 3% of our total revenues for the years ended December 31, 2024 and 2023, respectively. In October 2017, we entered into an exclusive distribution agreement, for the distribution of our NeuroStar Advanced Therapy Systems and treatment sessions to customers who will treat patients with MDD in Japan. We received regulatory approval for our system in Japan in September 2017. We obtained reimbursement coverage for NeuroStar Advanced Therapy System in Japan, which went into effect on June 1, 2019 and covers patients who are treated in the largest inpatient and outpatient psychiatric facilities in Japan. We expect our international revenues to decrease as a percentage of our total revenue.

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

Our total revenues increased by $3.6 million, or 5%, from $71.3 million for the year ended December 31, 2023 to $74.9 million for the year ended December 31, 2023. For the year ended December 31, 2024, our U.S. revenues were $72.5 million, compared to $69.3 million for the year ended December 31, 2023, which represented an increase of 5% period over period. As of December 31, 2024, we had an accumulated deficit of $419.8 million.

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

Clinic Revenue. Clinic revenue is determined based on net patient fees, which includes estimates for contractual allowances and discounts. Net patient fees are estimated using an expected value approach where management considers such variables as the average of previous net patient fees received by the applicable payor and fees received by other patients for similar services and the Company’s best estimate leveraging industry knowledge and expectations of third-party payors’ fee schedules. We expect clinic revenue to increase in 2025.

Other Revenues. Other revenues are derived primarily from service and repair extended warranty contracts with our existing customers.

We refer you to the section titled “Critical Accounting Policies and Use of Estimates—Revenue Recognition” appearing elsewhere in this Annual Report on Form 10-K for additional information regarding how we account for revenues.

Sales in the United States represented 97% of our total revenues for the years ending December 31, 2024 and 2023, respectively, and have been generated by our direct sales force. Outside the United States, our sales are made through local third-party distributors. International revenues were 3% for the years ended December 31, 2024 and 2023, respectively. We expect that both our United States and international revenues will increase in the near term as we continue to expand active customer sites utilizing our NeuroStar Advanced Therapy Systems and increase the related patient utilization in the United States, as well as grow our presence in Japan. We expect our revenues to be positively impacted to the extent our direct sales force is successful in increasing the rate of adoption and utilization of treatment with TMS Therapy as an alternative to other MDD treatments.

Cost of Revenues and Gross Margin

Cost of revenues primarily consists of the costs of components and products purchased from our third-party contract manufacturers of our NeuroStar Advanced Therapy Systems as well as the cost of treatment packs for individual treatment sessions. We use third-party contract manufacturing partners to produce the components for and assemble the completed NeuroStar Advanced Therapy Systems. Cost of revenues also includes costs related to personnel, royalties, warranty, shipping, amortization of capitalized software and our operations and field service departments. Our new Treatment Center costs include direct center and patient care costs, regional employee compensation, regional marketing expenses, and depreciation. We expect our cost of revenues to increase mainly for Treatment Centers, as our product mix changes. We expect to realize efficiencies with our new contract manufacturer.

Our gross profit is calculated by subtracting our cost of revenues from our revenues. We calculate our gross margin as our gross profit divided by our revenues. Our gross margin has been and will continue to be affected by a variety of factors, primarily product sales mix, pricing and third-party contract manufacturing costs. Our gross margins on revenues from sales of NeuroStar Advanced Therapy Systems and clinic revenue are lower than our gross margins on revenues from sales of treatment sessions and, as a result, the sales mix between NeuroStar Advanced Therapy Systems, clinic revenues and treatment sessions can affect the gross margin in any reporting period.

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

We anticipate that our sales and marketing expenses will increase in 2025 relative to 2024 as a result of the addition of the Greenbrook sales personnel to our company.

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

We anticipate that our general and administrative expenses will increase in 2025 from 2024 due to an increase in the overall size of the general and administrative function within the consolidated company.

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

We expect our research and development expenses to decrease during 2025 compared to our 2024 expenses.

Interest Expense

Interest expense consists of cash interest payable under our credit facility and non-cash interest attributable to the accrual of final payment fees and the amortization of deferred financing costs related to our indebtedness.

Loss on extinguishment of debt

Loss on debt extinguishment consists of prepayment penalties and impairment of deferred financing costs associated with the extinguishment of debt, as well as fees incurred with third parties in connection with debt extinguishment.

Other Income, Net

Other income, net consists primarily of interest income earned on our money market account balances and notes receivable.

Results of Operations

Comparison of the Years ended December 31, 2024 and 2023

	Years ended December 31,		Increase / (Decrease)
	2024	2023	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$74,890	$71,348	$3,542	5%
Cost of revenues	20,729	19,643	1,086	6%
Gross Profit	54,161	51,705	2,456	5%
Gross Margin	72.3%	72.5%

Operating expenses:
Sales and marketing	45,631	47,318	(1,687)	(4)%
General and administrative	30,322	25,426	4,896	19%
Research and development	12,771	9,515	3,256	34%
Total operating expenses	88,724	82,259	6,465	8%
Loss from Operations	(34,563)	(30,554)	(4,009)	(13)%
Other (income) expense:
Interest expense	7,286	5,424	1,862	34%
Loss on extinguishment of debt	4,427	—	4,427	—%
Other income, net	(2,549)	(5,789)	3,240	56%
Net Loss	$(43,727)	$(30,189)	$(13,538)	(45)%

	Revenues by Geography
	Years ended December 31,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$72,488	97%	$69,336	97%
International	2,402	3%	2,012	3%
Total revenues	$74,890	100%	$71,348	100%

	U.S. Revenues by Product Category
	Years ended December 31,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$15,267	21%	$16,460	24%
Treatment sessions	50,832	70%	50,896	73%
Clinic revenue	4,445	6%	—	—%
Other	1,944	3%	1,980	3%
Total U.S. revenues	$72,488	100%	$69,336	100%

Revenues

Total revenues increased by $3.6 million, or 5%, from $71.3 million for the year ended December 31, 2023 to $74.9 million for the year ended December 31, 2024. For the period ended December 31, 2024, U.S. revenue increased by 5% and international revenue increased by 19% over the comparative prior year period. The U.S. revenue growth was primarily due to the addition of U.S. clinic revenue as a result of the acquisition of Greenbrook and the international revenue growth was primarily driven by an increase in NeuroStar Advanced Therapy System revenue.

Revenues in the United States increased by $3.2 million, or 5%, from $69.3 million for the year ended December 31, 2023 to $72.5 million for the year ended December 31, 2024. NeuroStar Advanced Therapy System revenue in the United States for the year ended December 31, 2024 decreased $1.2 million or 7% from $16.5 million for the year ended December 31, 2023 to $15.3 million for the year ended December 31, 2024. The $1.2 million decrease in revenue was directly attributable to a decrease in the number of units sold from 204 units for year ended December 31, 2023 to 185 units for the year ended December 31, 2024. This decrease in revenue was partially offset by a marginal increase in our average selling price per unit. The Company expects to recognize future recurring treatment session revenue related to the sale of 185 NeuroStar Advanced Therapy Systems for the year ended December 31, 2024.

Treatment sessions revenues represented 70% and 73% of total revenues in the United States for the years ended December 31, 2024 and 2023, respectively. Treatment session revenue in United States for year ended December 31, 2024 was $50.8 million which was materially consistent with revenue for the year ended December 31, 2023 of $50.9 million.

Cost of Revenues and Gross Margin

Cost of revenues increased by $1.1 million, or 6%, from $19.6 million for the year ended December 31, 2023 to $20.7 million for the year ended December 31, 2024. Gross margin was 72.3% for the year ended December 31, 2024 compared to 72.5% for the year ended December 31, 2023. The decrease in gross margin was primarily a result of the inclusion of Greenbrook’s clinic business and reduction in Treatment session revenue.

Sales and marketing Expenses

Sales and marketing expenses decreased by $1.7 million, or 4%, from $47.3 million for the year ended December 31, 2023 to $45.6 million for the year ended December 31, 2024. The decrease was primarily driven by the reduction in marketing program spend due to synergies obtained on account of the acquisition of Greenbrook.

General and Administrative Expenses

General and administrative expenses increased by $4.9 million, or 19% from $25.4 million for the year ended December 31, 2023 to $30.3 million for the year ended December 31, 2024. The increase was due to additional professional fees of $3.8 million relating to the acquisition of Greenbrook and $2.8 million related to Solar, which were partially offset by savings in personnel expense.

Research and Development Expenses

Research and development expenses increased by $3.3 million, or 34% from $9.5 million for the year ended December 31, 2023 to $12.8 million for the year ended December 31, 2024. The Company halted development on a certain product release resulting in a software impairment charge of $4.0 million. The impairment was a result of a refocus in the product development priorities and strategies of the Company post Greenbrook acquisition. This increase was partially offset by savings related to project spend and personnel.

Interest Expense

Interest expense increased by $1.9 million, or 34%, from $5.4 million for the year ended December 31, 2023 to $7.3 million for the year ended December 31, 2024 due to interest rates and debt balance increases.

Loss on extinguishment of debt

Loss on extinguishment of debt amounting to $4.4 million was recorded during the three months ended September 30, 2024, related to the Solar Facility. This included $1.2 million of early prepayment fees and $3.2 million of deferred financing expense related to extinguishment of debt.

Other Income, Net

Other income, net decreased by $3.2 million from $5.8 million for the year ended December 31, 2023 to $2.5 million for the year ended December 31, 2024, primarily as a result of the Employee Retention Credit (the “ERC”) of $2.9 million recorded during the year ended December 31, 2023. In addition, interest income earned on the Company’s money market accounts decreased during December 31, 2024 due to lower investment balances during the year.

Comparison of the Years ended December 31, 2023 and 2022

The information required within this section is incorporated by reference to the information set forth in the section titled “Comparison of the Years ended December 31, 2023 and 2022” in “Management’s Discussion and Analysis of our Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K filed on March 8, 2024.

Liquidity and Capital Resources

Overview

As of December 31, 2024, we had cash and cash equivalents of $18.5 million and an accumulated deficit of $419.8 million, compared to cash and cash equivalents of $59.7 million and an accumulated deficit of $376.1 million as of December 31, 2023. We incurred negative cash flows from operating activities of $31.0 million and $32.0 million for the years ended December 31, 2024 and 2023, respectively. We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to expand our sales and marketing initiatives to support our growth in existing and new markets, invest funds in additional research and development activities and utilize cash for other corporate purposes. Our primary sources of capital to date have been from our IPO, private placements of our convertible preferred securities, borrowings under our credit facility, sales of our products and a secondary public offering of our common stock. The Company entered into a Credit Agreement and Guaranty with Perceptive as collateral agent and other lenders defined in the Perceptive Facility. As of December 31, 2024, the Company had $60.0 million of borrowings outstanding under the Perceptive Facility, which has a final maturity on July 25, 2029. The Perceptive Facility is subject to certain financial covenants including a minimum net revenue covenant that escalates over the term of the Perceptive Facility and a minimum liquidity covenant.

If our cash and cash equivalents and anticipated revenues from sales or our products and services are insufficient to satisfy our liquidity requirements, we may seek to sell additional common or preferred equity or debt securities or enter into a new credit facility or another form of third-party funding or seek other debt financing. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all. It is also possible that we may allocate significant amounts of capital towards products or technologies for which market demand is lower than expected and, as a result, abandon such efforts. If we are unable to maintain our current financing or obtain adequate additional financing when we require it, or if we obtain financing on terms which are not favorable to us, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may be required to delay the development, commercialization and marketing of our products.

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

Debt

On March 2, 2020 the Company entered into a Loan and Security Agreement with Solar as collateral agent and other lenders as defined in the Solar Facility.

On March 7, 2024, the Company entered into a sixth amendment (the “Solar Sixth Amendment”) to the Solar Facility.

Under the Solar Sixth Amendment, Solar (i) waived the specified events with respect to the Company’s non-compliance with the required revenue under the net product revenue covenant and (ii) amended the financial covenants to reflect current projections.

On July 25, 2024 the Company entered into a Credit Agreement and Guaranty with Perceptive and used the proceeds to partially prepay in full all outstanding obligations under our Solar Facility. In connection with this prepayment, the Company paid Solar $64.7 million, which consisted of (i) $60.0 million of remaining principal amount outstanding, (ii) $0.5 million of accrued and unpaid interest, (iii) $3.0 million in connection with the final payment fee, and (iv) $1.2 million in connection with the prepayment fee. The Company funded the prepayment of the Solar Facility using proceeds from the Perceptive Facility and cash on hand.

In connection with the Perceptive Facility and closure of the Solar Facility the Company recorded a loss on extinguishment of $4.4 million. This included $1.2 million of early prepayment fees and $3.2 million of deferred financing expense related to extinguishment of debt.

As of December 31, 2024, the Company had $60.0 million of borrowings outstanding under the Perceptive Facility, which has a final maturity on July 25, 2029. The interest rate on borrowings under the Perceptive Facility is the monthly SOFR rate plus 7%.

Leases

The Company has lease arrangements for equipment and certain facilities, including corporate headquarters and our warehouse in Malvern, Pennsylvania and a training facility in Charlotte, North Carolina. Additionally following the acquisition of Greenbrook, the Company has lease agreements related to its Treatment Centers. These lease agreements range from “month-to-month” to seven years in length. As of December 31, 2024, the Company had fixed lease payment obligations of $39.2 million, including $7.7 million due within the next twelve months.

Cash Flows

The following table sets forth a summary of our cash flows for the years ended December 31, 2024, 2023, and 2022:

	December 31,
	2024	2023	2022

Net Cash used in Operating activities	$(30,997)	$(32,038)	$(30,739)
Net Cash (used in) provided by Investing activities	(2,413)	(1,322)	6,731
Net Cash (used in) provided by Financing activities	(6,808)	22,697	207
Net (Decrease) in Cash and Cash Equivalents and Restricted cash	$(40,218)	$(10,663)	$(23,801)

Net Cash Used in Operating Activities

Net cash used in operating activities for 2024 was $31.0 million, consisting primarily of a net loss of $43.7 million and an increase in net operating assets of $6.8 million, partially offset by non-cash charges of $19.5 million, primarily consisting of depreciation and amortization, capitalized software impairment, allowance for credit losses, share-based compensation, non-cash interest expense and loss on extinguishment of debt. The increase in net operating assets was primarily due to increases in accounts receivable, prepaid expenses and other assets, prepaid commission expense and decreases in accounts payable and accrued expenses.

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

Net Cash (Used in) Provided by Investing Activities

Net cash (used in) provided by investing activities for the years ended December 31, 2024, 2023 and 2022 was $(2.4) million, $(1.3) million and $6.7 million, respectively. Net cash used in investing activities for the year ended December 31, 2024 was due to cash paid for acquisition, net of cash and restricted cash acquired, purchases of property and equipment and capitalized software costs partially offset by payment received on our promissory notes. Net cash used in investing activities for the year ended December 31, 2023 was due to payments received on our promissory notes offset partially by purchases of property and equipment and capitalized software. Net cash provided by investing activities for the year ended December 31, 2022 was attributable to repayment of a promissory note and purchases of property and equipment and capitalized software costs.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the year ended December 31, 2024 was $6.8 million and primarily consisted of the repayment of the Solar Facility, proceeds from the Perceptive Facility issuance of long-term debt and warrants and payment of debt issuance costs related to the Perceptive Facility.

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

Indebtedness

Refer to Note 14. Debt in our audited financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K for information regarding our current Perceptive Facility.

Perceptive Credit Facility

The following table sets forth by year our required future principal payments under the term loan portion of the Perceptive Facility (as discussed in Note 14. Debt) (in thousands):

Principal
Year:	Payments
2025	$—
2026	—
2027	—
2028	—
2029	60,000
Total principal payments	$60,000

Common Stock Offering

On February 10, 2025, the Company closed on a secondary public offering of its common stock in which the Company issued and sold 9,200,000 shares of its common stock, which included shares pursuant to an option granted to the underwriter to purchase additional shares, at a public offering price of $2.25 per share. We received net proceeds of approximately $18.9 million after deducting underwriting discounts, commissions and estimated offering expenses.

Critical Accounting Policies and Use of Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP and the rules and regulations of the SEC requires us to make estimates and assumptions, based on judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Although we believe our estimates and assumptions are reasonable when made, they are based upon information available to us at the time they are made. We evaluate our estimates and assumptions on an ongoing basis and, if necessary, make adjustments. Due to the risks and uncertainties involved in our business and evolving market conditions and given the subjective element of the estimates and assumptions made, actual results may differ from estimated results.

We define our critical accounting policies as those accounting policies that are most important to the portrayal of our financial condition and results of operations and require our most difficult and subjective judgments. While our significant accounting policies are more fully described in Note 3. Summary of Significant Accounting Policies in our audited consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K, we believe the following discussion addresses our most critical accounting policies.

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

Clinic revenue is recognized at a point in time upon the performance of services under contracts with customers and represents the consideration to which the Company expects to be entitled. Clinic revenue is determined based on net patient fees, which includes estimates for contractual allowances and discounts. Net patient fees are estimated using an expected value approach where management considers such variables as the average of previous net patient fees received by the applicable payor and fees received by other patients for similar services and management’s best estimate leveraging industry knowledge and expectations of third-party payors’ fee schedules. Third-party payors include federal and state agencies (under the Medicare programs), managed care health plans and commercial insurance companies.

Business Combinations

We allocate the total purchase price of tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the business combination date, with the excess purchase price recorded as goodwill. The purchase price allocation process requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date. Although we believe the assumptions and estimates we have made are reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired company. Our assumptions and estimates are also partially based on valuation models that incorporate projections of expected future cash flows and operating plans and are inherently uncertain. Valuations are performed by management or third-party valuation specialists under management’s supervision. In determining the fair value of assets acquired and liabilities assumed in business combinations, as appropriate, we may use one of the following recognized valuation methods: the income approach (including discounted cash flows, relief from royalty and excess earnings model), the market approach, or the replacement cost approach.

Examples of significant estimates used to value certain intangible assets acquired include but are not limited to:

•	sales volume, pricing, and future cash flows of the business overall;
•	future expected cash flows, and other identifiable intangible assets, including future price levels and rates of increase in revenue;
•	the acquired company’s brand and competitive position, royalty rate quantum, as well as assumptions about the period of time the acquired brand will continue to benefit the combined company’s product portfolio; and
•	cost of capital, risk-adjusted discount rates, and income tax rates.

Different assumptions regarding projected performance and other factors associated with the acquired assets may affect the amount recorded under each type of asset and liability. The valuations of lease properties, intangible assets, goodwill and non-controlling interests depend heavily on assumptions. Subsequent assessment could result in future impairment charges. We refine these estimates over a measurement period not to exceed one year to reflect new information obtained surrounding facts and circumstances existing at the acquisition date.

Accounting for Goodwill and Other Intangible Assets

Our goodwill represents the excess of the cost over the fair value of net assets acquired. The determination of the value of goodwill and intangibles assets arising from acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and is assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstances warrant such a review. Goodwill is considered to be impaired if we determine that the carrying value of our reporting unit exceeds its respective fair value.

We have finite-lived intangible assets that are reviewed for impairment whenever indicators of impairment exist such as changes in circumstances that indicate the carrying value of the assets may not be recoverable. Recoverability is measured by a comparison of the carrying amount of future net undiscounted cash flows expected to be generated by the associated asset. If the asset’s carrying value is determined to not be recoverable, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair market value of the intangible asset. Calculating cash flows for this measurement requires is to make significant estimates and assumptions related to forecasts of futures revenues, expenses and discount rates. Changes in these assumptions could have a significant impact on the fair value of the intangible asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Any impairment recognized could significantly impact our results of operations in the period of impairment.

Recent Accounting Pronouncements

We refer you to Note 4. Recent Accounting Pronouncements in our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our cash is held in an insured cash sweep account at a large financial institution, which manages our risk by limiting the amount of cash in any one financial institution to up to $250,000. These balances are insured by the Federal Deposit Insurance Corporation (“FDIC”), which provides an insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. We have reviewed the consolidated financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with limited credit risk to us.

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

As discussed in Note 14. Debt in our audited financial statements and related notes thereto appearing elsewhere in of this Annual Report on Form 10-K, each of the Tranche 1 Loan, Tranche 2 Loan and Tranche 3 Loan accrues interest from the date of borrowing through the date of repayment at a floating per annum rate of interest equal to the sum of 7.00% plus the greater of (a) 4.50% and (b) One-Month Term SOFR (as defined in the Perceptive Facility). As a result, a 1% increase in interest would result in approximately $0.6 million in additional interest expense.

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

Item 8.    Consolidated Financial Statements and Supplementary Data.

The consolidated financial statements listed in the Index to Consolidated Financial Statements beginning on page F-1 are filed as part of this Annual Report on Form 10-K and incorporated by reference herein.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The evaluation did not include any evaluation of the controls and procedures of Greenbrook, which is not required at this time under the applicable procedures. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting may not prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are achieved. Further, the design of a control system must be balanced against resource constraints, and therefore the benefits of controls must be considered relative to their costs. Given the inherent limitations in all systems of controls, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Accordingly, given the inherent limitations in a cost-effective system of internal control, consolidated financial statement misstatements due to error or fraud may occur and may not be detected. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance of achieving their objectives. We conduct periodic evaluations of our systems of controls to enhance, where necessary, our control policies and procedures.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024 at the reasonable assurance level.

This Annual Report on Form 10-K does not include an attestation report of internal control over financial reporting from our independent registered public accounting firm due to our status as a smaller reporting company.

Management’s assessment and conclusion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 excludes an assessment of the internal control over financial reporting of the Greenbrook acquisition, which was effective as of December 9, 2024. The Greenbrook acquisition represented approximately 53% of our consolidated total assets as of December 31, 2024 and 6% of our consolidated revenues for the fiscal year ended December 31, 2024.

Changes in Internal Control over Financial Reporting

Following the acquisition of Greenbrook as noted above, we are in the process of reviewing the internal control structure of Greenbrook and, if necessary, will make appropriate changes as we continue to integrate Greenbrook into our overall internal control over financial reporting process. During the fourth quarter ended December 31, 2024, there were no other changes in our internal control over financial reporting (as defined in Rule 13a 15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in the information set forth in the sections titled “Proposal 1 - Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers of the Company” contained in “Delinquent Section 16(a) Reports” in our 2025 proxy statement.

Item 11.    Executive Compensation.

The information required by this item will be included in information set forth in the section titled “Executive Compensation” in our 2025 proxy statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our 2025 proxy statement.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in information set forth in the section titled “Transactions with Related Persons” and “Information regarding the Board of Directors and Corporate Governance” in our 2025 proxy statement.

Item 14.   Principal Accounting Fees and Services.

The information required by this item will be included in information set forth in the section titled “Principal Accountant Fees and Services” contained in “Proposal 2 – Ratification of Selection of Independent Registered Public Accounting Firm” in our 2025 proxy statement.

PART IV

Item 15.   Exhibits, consolidated Financial Statement Schedules.

(a)(1) Consolidated Financial Statements

The consolidated financial statements listed in the Index to Consolidated Financial Statements beginning on page F-1 are filed as part of this Annual Report on Form 10-K.

(a)(2) Consolidated Financial Statement Schedules

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes listed in the Index to Consolidated Financial Statements beginning on page F-1.

(b) Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

Exhibit Index

Exhibit Number	Description of Exhibit

2.1	Arrangement Agreement by and between Neuronetics and Greenbrook dated August 11, 2024 (incorporated by reference to Exhibit 2.1 on the Registrant’s Current Report on Form 8-K filed August 13, 2024)
3.1	Ninth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 8-K filed July 6, 2018)
3.2	Certificate of Amendment to the Registrant’s Ninth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed May 30, 2019)
3.3	Certificate of Amendment to the Company’s Ninth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed December 10, 2024).
3.4	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 8-K filed December 29, 2022)
4.1	Specimen Stock Certificate evidencing shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))
4.2*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 30, 2024)
4.4	Form of Note (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on July 30, 2024)

4.5	Form of Security Agreement (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on July 30, 2024)
10.1

Form of Indemnification Agreement between the Registrant and its non-employee directors and officers (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.2

Loan and Security Agreement by and between Solar Capital Ltd., the lenders identified therein and the Registrant, dated March 2, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 3, 2020)

10.3

Second Amendment to Loan and Security Agreement, by and among Solar Capital Ltd., as collateral agent, the lenders listed on the signature pages thereto, and the Registrant, dated December 2, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2020)

10.4

Third Amendment to Loan and Security Agreement, by and among SLR Investment Corp. (formerly known as Solar Capital Ltd.), as collateral agent, the lenders listed on the signature pages thereto, and the Registrant, dated February 15, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2022)

10.5

Fourth Amendment to Loan and Security Agreement, dated March 29, 2023, by and among SLR Investment Corp. (formerly known as Solar Capital Ltd.), as collateral agent, the lenders listed on the signature pages thereto, and Neuronetics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2023).

10.6

Fifth Amendment to Loan and Security Agreement, dated September 29, 2023, by and among SLR Investment Corp. (formerly known as Solar Capital Ltd.), as collateral agent, the lenders listed on the signature pages thereto, and Neuronetics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 3, 2023).

10.7◊

Sixth Amendment to Loan and Security Agreement, dated March 7, 2024, by and among SLR Investment Corp. (formerly known as Solar Capital Ltd.), as collateral agent, the lenders listed on the signature pages thereto, and Neuronetics, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on March 8, 2024)

10.8

Credit Agreement and Guaranty, dated July 25, 2024, by and among Neuronetics, Inc., as the borrower, certain Subsidiaries of Neuronetics, Inc. from time to time party thereto, as guarantors, the lenders from time to time party thereto, and PERCEPTIVE CREDIT HOLDINGS IV, LP, in its capacity as the administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 30, 2024)

10.9

Consent and Amendment No. 1 to Credit Agreement and Guaranty and Warrant Certificate dated December 9, 2024 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 10, 2024)

10.10+	Amended and Restated 2003 Stock Incentive Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))
10.11+	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on November 6, 2018)
10.12+	2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on November 6, 2018)
10.13	Neuronetics, Inc. 2020 Inducement Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-8 (File No. 333-252233) filed January 19, 2021)
10.14	Amendment to the 2020 Inducement Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-284691) filed February 4, 2025)
10.15	Amendment to the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-284691) filed February 4, 2025)
10.16

Lease Agreement by and between Exeter 3222 Phoenixville, L.P., and the Registrant, dated January 3, 2013 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-225307))

10.17*	First Amendment dated March 22, 2019 to Lease Agreement by and between Phoenixville Pike Owner LLC, and the Registrant

10.18+

Form of Non-Qualified Stock Option Agreement for the Amended and Restated 2003 Stock Incentive Plan, as amended, of the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.19+

Form of Incentive Stock Option Agreement for the Amended and Restated 2003 Stock Incentive Plan, as amended, of the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.20+

Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.21+*	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the 2018 Equity Incentive Plan
10.22+*	Form of Separation Agreement
10.23+*	Form of Restrictive Covenant and Invention Assignment Agreement
10.24*+	Form of Restrictive Covenant and Severance Agreement
10.25*	Non-Employee Director Compensation Policy
10.26+	Employment Offer Letter Agreement between the Registrant and Stephen Furlong dated July 1, 2019 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed July 2, 2019)
10.27+

Employment Agreement, dated July 14, 2020, by and between the Registrant and Keith J. Sullivan, dated July 14, 2020, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 17, 2020)

10.28+

Amended and Restated Employment Agreement, dated November 2, 2023 by and between the Registrant and Keith J. Sullivan (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on March 8, 2024)

10.29+

Amended and Restated Restrictive Covenant and Severance Agreement dated November 2, 2023 by and between the Registrant and Keith J. Sullivan (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on March 8, 2024)

10.30+◊

Employment Offer Letter Agreement dated November 25, 2019 by and between the Registrant and W. Andrew Macan (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on March 8, 2024)

10.31+*	Form of Neuronetics, Inc. Performance Restricted Stock Unit Grant Notice and Award Agreement under 2020 Inducement Incentive Plan
10.32+*	Form of Neuronetics, Inc. Performance Restricted Stock Unit Grant Notice and Award Agreement under the 2018 Equity Incentive Plan
10.33+*	Form of Neuronetics, Inc. Restricted Stock Unit Grant Notice and Award Agreement under 2020 Inducement Incentive Plan
10.34+

Form of Neuronetics, Inc. Stock Option Grant Notice and Agreement (Nonstatutory Stock Option) under 2020 Inducement Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

10.35+

Performance Restricted Stock Unit Grant Notice and Award Agreement, dated July 14, 2020, by and between the Registrant and Keith J. Sullivan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

10.36+

Restricted Stock Unit Grant Notice and Award Agreement, dated July 14, 2020, by and between the Registrant and Keith J. Sullivan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

10.37+

Stock Option Grant Notice and Agreement (Nonstatutory Stock Option), dated July 14, 2020, by and between the Registrant and Keith J. Sullivan (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

10.38+	Secured Promissory Note, by and between Check Five LLC d/b/a Success TMS and the Registrant, dated September 29, 2021 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed October 5, 2021)
10.39	Subordination Agreement, by and between ZW Partners, LLC and the Registrant, dated April 29, 2022 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 5, 2022)

10.40

Form of Voting and Support Agreement by and between Neuronetics and certain Greenbrook Locked-Up Shareholders dated August 11, 2024 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed August 13, 2024)

10.41

Form of Voting and Support Agreement by and between Neuronetics and certain Greenbrook Locked-Up Shareholders dated August 11, 2024 (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed August 13, 2024)

10.42

Form of Voting and Support Agreement by and between Neuronetics and certain Greenbrook Locked-Up Shareholders dated August 11, 2024 (incorporated by reference to Exhibit 10.3 on the Registrant’s Current Report on Form 8-K filed August 13, 2024)

10.43

Form of Registration Rights Agreement by and between Neuronetics and Investor dated August 11, 2024 (incorporated by reference to Exhibit 10.4 on the Registrant’s Current Report on Form 8-K filed August 13, 2024)

10.44

Amendment to the Registration Rights Agreement by and between Neuronetics and Investor dated November 1, 2024 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed November 1, 2024)

10.45

Settlement Agreement and Release dated November 20, 2023, by and among Batya Klein and Benjamin Klein, as co-trustees of the Marital Trust created by Kenneth S. Klein Revocable Trust U/A/D 10/20/80 and Check Five LLC (incorporated by reference to Exhibit 10.10 on Greenbrook’s Annual Report on Form 10-K filed April 26, 2024)

10.46

Membership Interest Purchase Agreement, dated May 15, 2022, by and among TMS NeuroHealth Centers Inc., Greenbrook TMS Inc., Check Five LLC, Success Behavioral Holdings LLC, Theragroup LLC, The Bereke Trust U/T/A Dated 2/10/03, Batya Klein and Benjamin Klein (incorporated by reference to Exhibit 99.2 to the Registrant’s 6-K filed with the SEC on May 20, 2022, first filing)

10.47

Research Collaboration Agreement, dated December 29, 2023, between the Company and Compass Pathways plc. (incorporated by reference to Exhibit 10.17 on Greenbrook’s Annual Report on Form 10-K filed April 26, 2024)

10.48*	Amendment to Research Collaboration Agreement dated August 8, 2024 by and between Compass Pathfinder Limited and TMS Neurohealth Centers, Inc.
10.49*	Second Amendment to Research Collaboration Agreement dated February 14, 2025 by and between Compass Pathfinder Limited and TMS Neurohealth Centers, Inc.
10.50	Amended and Restated Omnibus Equity Incentive Plan, dated May 6, 2021 (incorporated by reference to Exhibit 99.1 to the Registrant’s S-8 filed with the SEC on July 2, 2021)
10.51

Settlement Agreement and Release, dated August 9, 2024, by and among Success Behavioral Holdings, LLC, Theragroup LLC, Benjamin Klein, and Batya Klein and The Bereke Trust U/T/A dated 2/10/03; and TMS NeuroHealth Centers, Inc., Greenbrook TMS Inc., William Leonard and Erns Loubser (incorporated by reference to Exhibit 10.2 on Greenbrook’s Quarterly Report on Form 10-Q filed August 14, 2024)

10.52*◊

Amendment No. 2 to Credit Agreement and Guaranty by and between the Company, as the borrower, and Perceptive, in its capacities as administrative agent for the lenders and the majority lender dated March 26, 2025

19.1*	Insider Trading and Window Period Policy
23.1*	Consent of KPMG LLP, independent registered public accounting firm
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.
97.1*	Clawback Policy
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

NEURONETICS, INC.

By:	/s/ Keith J. Sullivan
Keith J. Sullivan
President, Chief Executive Officer and Director
Date:	March 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Keith J. Sullivan	President, Chief Executive Officer and Director	March 27, 2025
Keith J. Sullivan	(Principal Executive Officer)
/s/ Stephen Furlong	Executive VP, Chief Financial Officer and Treasurer	March 27, 2025
Stephen Furlong	(Principal Financial and Accounting Officer)
/s/ Robert Cascella	Director	March 27, 2025
Robert Cascella
/s/ Sheryl Conley	Director	March 27, 2025
Sheryl Conley
/s/ Megan Rosengarten	Director	March 27, 2025
Megan Rosengarten
/s/ Sasha Cucuz	Director	March 27, 2025
Sasha Cucuz
/s/ Glenn Muir	Director	March 27, 2025
Glenn Muir
/s/ Avinash Amin, M.D.	Director	March 27, 2025
Avinash Amin, M.D.

NEURONETICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Neuronetics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Neuronetics, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Sufficiency of audit evidence obtained over revenue

As discussed in Note 3 to the consolidated financial statements, the Company recorded $74.9 million of revenue for the year ended December 31, 2024. The majority of the Company’s revenue contracts are comprised of the following performance obligations: (1) NeuroStar Advanced Therapy Systems (the System), (2) NeuroStar Treatment Sessions, (3) separately priced extended warranties and when-and-if-available upgrade rights, and (4) system clinical and reimbursement training. The Company also offers certain customers the option to lease the System. The Company has an exclusive distribution agreement with a foreign entity. Additionally, the Company earns clinic revenue for the treatment of major depressive disorder (MDD) and other mental health disorders.

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

Fair value of acquired management services agreements intangible asset

As discussed in Note 5 to the consolidated financial statements, the Company completed the acquisition of Greenbrook TMS Inc. (Greenbrook) during the year ended December 31, 2024. In accordance with the acquisition method of accounting for a business combination, the purchase price of $38.8 million was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. As of December 31, 2024, $17.1 million was allocated to the management services agreements intangible asset which was valued using a multi-period excess earnings method.

We identified the assessment of the fair value of the management services agreements intangible asset acquired in the Greenbrook business combination as a critical audit matter. Subjective auditor judgment was required to evaluate the revenue projections in the Company’s estimated future cash flows and the discount rate assumption used to determine the fair value of the management services agreements intangible asset, as changes to these key assumptions could have had a significant effect on the Company’s estimate of fair value. In addition, valuation professionals with specialized skills and knowledge were required in the evaluation of the discount rate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the Company’s revenue projections by comparing them to (1) historical growth rates of Greenbrook and the Company, (2) forecasted growth rates from a third-party industry report, and (3) historical growth rates of comparable companies. We involved valuation professionals with specialized skill and knowledge, who assisted in evaluating the Company’s discount rate by comparing the Company’s inputs used to develop the discount rate to publicly available data for comparable entities and then assessing the resulting discount rate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2003.

Philadelphia, Pennsylvania

March 27, 2025

NEURONETICS, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$18,459	$59,677
Restricted cash	1,000	—
Accounts receivable, net of allowance of credit losses of $1,930 and $795 as of December 31, 2024 and 2023, respectively	23,355	15,782
Inventory	4,248	8,093
Current portion of net investments in sales-type leases	206	905
Current portion of prepaid commission expense	3,078	2,514
Current portion of notes receivable	930	2,056
Prepaid expenses and other current assets	6,846	4,766
Total current assets	58,122	93,793
Property and equipment, net	6,242	2,009
Goodwill	18,634	—
Intangible assets, net	19,606	—
Operating lease right-of-use assets	27,093	2,773
Net investments in sales-type leases	86	661
Prepaid commission expense	8,902	8,370
Long-term notes receivable	295	3,795
Other assets	1,923	4,430
Total assets	$140,903	$115,831
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,077	$4,752
Accrued expenses	12,818	12,595
Deferred revenue	974	1,620
Deferred and contingent consideration	1,000	—
Other payables	605	—
Current portion of operating lease liabilities	4,791	845
Total current liabilities	31,265	19,812
Long-term debt, net	55,151	59,283
Deferred revenue	2	200
Operating lease liabilities	22,686	2,346
Total liabilities	109,104	81,641
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding on December 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value: 250,000 shares authorized; 55,679 and 29,092 shares issued and outstanding on December 31, 2024 and December 31, 2023, respectively	557	291
Additional paid-in capital	446,938	409,980
Accumulated deficit	(419,789)	(376,081)
Total Stockholders' equity	27,706	34,190
Non-controlling interest	4,093	—
Total equity	31,799	34,190
Total liabilities and Stockholders’ equity	$140,903	$115,831

The accompanying notes are an integral part of these consolidated financial statements.

NEURONETICS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years ended December 31,
	2024	2023	2022
Revenues	$74,890	$71,348	$65,206
Cost of revenues	20,729	19,643	15,483
Gross profit	54,161	51,705	49,723
Operating expenses:
Sales and marketing	45,631	47,318	49,982
General and administrative	30,322	25,426	25,516
Research and development	12,771	9,515	9,336
Total operating expenses	88,724	82,259	84,834
Loss from operations	(34,563)	(30,554)	(35,111)
Other (income) expense:
Interest expense	7,286	5,424	4,251
Loss on extinguishment of debt	4,427	—	—
Other income, net	(2,549)	(5,789)	(2,203)
Net loss	$(43,727)	$(30,189)	$(37,159)
Less: Non-controlling interest	19	—	—
Net loss attributable to Neuronetics stockholders’	$(43,708)	$(30,189)	$(37,159)
Net loss per share of common stock outstanding, basic and diluted attributable to Neuronetics stockholders’	$(1.38)	$(1.05)	$(1.38)
Weighted average common shares outstanding, basic and diluted	31,734	28,658	26,900

The accompanying notes are an integral part of these consolidated financial statements.

NEURONETICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2021	26,395	$264	$393,644	$(308,733)	$—	$85,175
Share-based awards and options exercises	873	9	289	—	—	298
Share-based compensation expense	—	—	8,746	—	—	8,746
Net loss	—	—	—	(37,159)	—	(37,159)
Balance at December 31, 2022	27,268	273	402,679	(345,892)	—	57,060
Share-based awards and options exercises	1,824	18	(18)	—	—	—
Share-based compensation expense	—	—	7,319	—	—	7,319
Net loss	—	—	—	(30,189)	—	(30,189)
Balance at December 31, 2023	29,092	291	409,980	(376,081)	—	34,190
Share-based awards and options exercises	1,282	13	(13)	—	—	—
Issuance of warrants, net of issuance costs of $49	—	—	2,521	—	—	2,521
Issuance of stock as purchase consideration in connection with acquisition	25,305	253	28,848	—	4,112	33,213
Share-based compensation expense	—	—	5,602	—	—	5,602
Net loss	—	—	—	(43,708)	(19)	(43,727)
Balance at December 31, 2024	55,679	$557	$446,938	$(419,789)	$4,093	$31,799

The accompanying notes are an integral part of these consolidated financial statements.

NEURONETICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2024	2023	2022
Cash flows from Operating activities:
Net loss	$(43,727)	$(30,189)	$(37,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,073	2,006	1,648
Capitalized software impairment	3,956	—	—
Allowance for credit losses	2,055	390	341
Inventory impairment	626	1,905	—
Share-based compensation	5,602	7,319	8,746
Non-cash interest expense	771	634	709
Cost of rental units purchased by customers	—	—	92
Loss on extinguishment of debt	4,427	—	—
Loss on disposal of property and equipment	28	—	—
Changes in certain assets and liabilities:
Accounts receivable, net	(3,727)	(8,831)	(6,658)
Inventory	3,150	(1,098)	(2,587)
Net investments in sales-type leases	997	1,193	1,114
Prepaid commission expense	(1,096)	(1,319)	(1,243)
Prepaid expenses and other assets	(1,155)	(2,845)	786
Accounts payable	(1,985)	2,029	(1,968)
Accrued expenses	(2,083)	(2,243)	6,604
Other liabilities	(66)	—	—
Deferred revenue	(843)	(989)	(1,164)
Net Cash used in Operating activities	(30,997)	(32,038)	(30,739)

Cash flows from Investing activities:
Purchases of property and equipment and capitalized software	(1,466)	(2,369)	(3,269)
Cash paid for acquisition, net of cash and restricted cash acquired	(2,553)	—	—
Repayment of notes receivable	1,606	1,047	10,000
Net Cash (used in) provided by Investing activities	(2,413)	(1,322)	6,731

Cash flows from Financing activities:
Payments of debt issuance costs	(2,624)	(1,104)	(91)
Proceeds from issuance of long-term debt	57,479	25,000	—
Proceeds from issuance of warrants	2,521	—	—
Repayment of long-term debt	(60,000)	(1,200)	—
Payment for debt extinguishment cost	(4,185)	—	—
Proceeds from exercises of stock options	1	1	298
Net Cash (used in) provided by Financing activities	(6,808)	22,697	207
Net decrease in Cash, Cash equivalents and Restricted cash	(40,218)	(10,663)	(23,801)
Cash and Cash equivalents, Beginning of Period	59,677	70,340	94,141
Cash, Cash equivalents and restricted cash, End of Period	$19,459	$59,677	$70,340

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	18,459	59,677	70,340
Restricted cash in deposits and other assets	1,000	—	—
Total cash, cash equivalents and restricted cash	$19,459	$59,677	$70,340

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,513	$4,790	$3,543
Transfer of inventory to property and equipment	$92	$210	$250
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$13	$239	$103
Reduction of accounts receivable in current and long-term notes receivable	$606	$6,468	$432

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the consolidated financial statements

1.   DESCRIPTION OF BUSINESS

Neuronetics, Inc. (the “Company” or “Neuronetics” or the “Registrant”) believes that mental health is as important as physical health. As a global leader in neuroscience, the Company is delivering more treatment options to patients and healthcare providers by offering exceptional in-office treatments that produce extraordinary results. The Company’s first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation, (“TMS”), to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system was cleared in 2008 by the FDA to treat adult patients with major depressive disorder (“MDD”) who have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. It is also cleared by the FDA, as an adjunct for adults with OCD and for adolescent patients aged 15-21 with MDD. The NeuroStar Advanced Therapy System is also available in other parts of the world, including Japan, where it is listed under Japan’s national health insurance. The Company intends to continue to pursue development of its NeuroStar Advanced Therapy System for additional indications.

Effective as of December 9, 2024, Neuronetics and Greenbrook TMS Inc. (“Greenbrook”) completed the planned acquisition whereby Neuronetics acquired all of the issued and outstanding common shares of Greenbrook by way of a court-approved plan of arrangement under the Business Corporations Act (Ontario) (the “Arrangement”). In connection with the acquisition, the Company issued 25,304,971 shares of common stock representing approximately 43% of the outstanding shares on the date of the close. Each Greenbrook share outstanding immediately prior to the effective time of the Arrangement was exchanged for 0.01149 of a share of common stock of Neuronetics (the “Exchange Ratio”) upon closing of the Arrangement.

The Company continues to operate as Neuronetics, Inc., and the Neuronetics shares continue to trade on the NASDAQ Global Market under the ticker “STIM”.

With the acquisition of Greenbrook, the Company now controls and operates a network of outpatient mental health services centers that specialize in the provision of TMS therapy, SPRAVATO (esketamine nasal spray) and other treatment modalities for the treatment of depression and related psychiatric services.

Liquidity

As of December 31, 2024, the Company had cash and cash equivalents of $18.5 million and an accumulated deficit of $419.8 million. The Company incurred negative cash flows from operating activities of $31.0 million, $32.0 million and $30.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company continues to invest in sales and marketing and product development activities. The Company’s primary sources of capital to date have been from its initial public offering (“IPO”), private placements of its convertible preferred securities, borrowings under its credit facility, proceeds from its secondary public offering of common stock, and revenues from sales of its products. As of December 31, 2024, the Company had $60.0 million of borrowings outstanding under its credit facility, which matures in July 2029.

On February 10, 2025, the Company completed a secondary public offering of its common stock in which the Company issued and sold 9,200,000 shares of its common stock, which included shares pursuant to an option granted to the underwriter to purchase additional shares, at a public offering price of $2.25 per share. The Company received net proceeds of approximately $18.9 million after deducting underwriting discounts, commissions and estimated offering expenses.

The Company’s ability to meet its liquidity needs is dependent on growth in existing and acquired product lines and the realization of synergies subsequent to its acquisition of Greenbrook. Management believes that the Company’s cash and cash equivalents as of December 31, 2024, anticipated revenues from sales of our products and services, and net proceeds received from the February 10, 2025 secondary public offering are sufficient to fund the Company’s operations for at least the next 12 months from the issuance of these consolidated financial statements.

2.   BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Updates (“ASUs”), promulgated by the Financial Accounting Standards Board (“FASB”).

Basis of Consolidation

The consolidated financial statements of the Company are presented in U.S. dollars and includes the accounts of Neuronetics and Greenbrook. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company consolidates entities in which it has a controlling financial interest based on either the variable interest entity (VIE) or voting interest model (VOE). The Company is required to first apply the VIE model to determine whether it holds a variable interest in an entity, and if so, whether the entity is a VIE. ASC Topic 810, Consolidation ("Topic 810") defines the criteria for determining the existence of VIEs and provides guidance for consolidation.

An entity is considered to be a VIE if (i) the entity does not have enough equity to finance its own activities without additional support, (ii) the entity's at-risk equity holders lack the characteristics of a controlling financial interest, or (iii) the entity is structured with non-substantive voting rights. The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the performance of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. A VIE can have only one primary beneficiary but may not have a primary beneficiary if no party meets the criteria described above.

If the Company determines it does not hold a variable interest in a VIE, the Company applies the VOE model. To the extent the entity does not meet the definition of a VIE, Topic 810 guidance for voting interest entities is applied. The usual condition for a controlling financial interest, and therefore consolidation by the Company, is ownership of a majority voting interest of a corporation or a majority of kick-out rights for a limited partnership. The Company has determined that all its subsidiaries are VOEs primarily because it holds a majority voting interest in the entities.

Currency risk

Currency risk is the risk to the Company’s earnings that arises from fluctuations in foreign exchange rates and the degree of volatility of those rates. The Company has minimal exposure to currency risk as substantially all of the Company’s revenue, expenses, assets and liabilities are denominated in U.S. dollars. The Company pays certain vendors and payroll costs in Canadian dollars from time to time, but due to the limited size and nature of these payments it does not give rise to significant currency risk.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP and the rules and regulations of the SEC, requires the use of estimates and assumptions, based on judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Although management believes its estimates and assumptions are reasonable when made, they are based upon information available at the time they are made. Management evaluates the estimates and assumptions on an ongoing basis and, if necessary, makes adjustments. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions and given the subjective element of the estimates and assumptions made, actual results may differ from estimated results.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2024 and 2023, cash equivalents consisted of money market funds.

Restricted Cash and Deferred and Contingent Consideration

The deferred and contingent consideration payable and restricted cash balances relate to Greenbrook’s acquisition of Achieve TMS East, LLC and Achieve TMS Central, LLC prior to our acquisition of Greenbrook. At December 31, 2024, the Deferred and contingent consideration was $1.0 million and restricted cash that was held in an escrow account, subject to finalization of the escrow conditions, was $1.0 million.

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

Segments

The Company currently operates in one business segment as it is managed and operated as one business in the medical device market. The Company’s chief executive is the chief operating decision maker (“CODM”). The CODM regularly reviews entity-wide net income and operating results compared to budget and forecast information to assess the Company’s performance and to allocate resources. The measure of profit or loss is reported in the Consolidated Statement of Operations. The measure of segment assets is reported on the Company’s Consolidated Balance Sheets. All long-lived assets are maintained in the United States and Canada.

Business Combinations

The Company allocates the purchase consideration to the identifiable assets and liabilities acquired, including intangible assets at fair value on the date of the acquisition. The excess of the fair value of the purchase consideration over the fair value of the identifiable assets and liabilities, if any, is recorded as goodwill. During the measurement period, which is up to one year from the acquisition date, the Company may adjust initial amounts that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date.

Determining the fair value of assets acquired and liabilities assumed requires significant judgment, including the selection of valuation methodologies that may include the income approach, the cost approach, or the market approach. Significant assumptions used in those methodologies include the timing and amounts of cash flow projections, including revenue growth rates, margins, royalty rates, counterparty risk rates, and other discount rates.

Intangible Assets

The Company has acquired intangible assets through the acquisition of Greenbrook. Intangible assets are recorded at fair value on the date of acquisition and are subject to amortization over the estimated useful lives of each asset. Estimates of fair value and useful lives are based on historical factors, current circumstances, and the experience and judgment of management. Estimates and assumptions used to value intangible assets are evaluated by management on an ongoing basis.

Goodwill

Goodwill represents the excess of the purchase price as compared to the fair value of net assets acquired and liabilities assumed. Goodwill is not amortized but is tested for impairment annually or when indications of impairment exist. The Company can elect to qualitatively assess goodwill for impairment if it is more likely than not that the fair value of a reporting unit exceeds its carrying value.

Impairment exists when the carrying amount, including goodwill, of the reporting unit exceeds its fair value, resulting in an impairment charge for this excess (not to exceed the carrying amount of the goodwill). The Company's annual impairment testing date is October 1. The impairment, if determined, is recorded within operating expenses in the Consolidated Statements of Operations in the period the determination is made. There were no impairments recorded during the periods presented.

Allowance for Credit Losses

The Company adopted ASC Topic 326, Financial Instruments-Credit losses on January 1, 2023. The Company monitors accounts receivable and long-term notes receivable and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events.

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

The Company leases warehouse, office spaces, treatment centers, a training facility and office equipment pursuant to net operating leases. Operating leases where the Company is the lessor are included in revenue on the Consolidated Statements of Operations.

From time to time the Company enters into sales-type lease arrangements that include a lessee obligation to purchase the leased equipment at the end of the lease term, automatic transfer of ownership of the leased equipment at the end of the lease, a lessee purchase option reasonably certain to be exercised, or provides for minimum lease payments with a present value equal to or exceeding substantially all of the fair value of the underlying leased equipment at the date of lease inception. Sales-type leases where the Company is the lessor are included in revenue on the Consolidated Statements of Operations.

Operating leases where the Company is the lessee are included in operating lease right-of-use assets and operating lease liabilities on the Consolidated Balance Sheets. The lease liabilities are initially measured at the present value of the unpaid lease payments at the lease commencement date.

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

Lease assets for sales-type leases where the Company is the lessor and ROU assets for operating leases where the Company is the lessee are periodically reduced by impairment losses. The Company uses the loans impairment guidance in ASC Subtopic 330-10, Receivables, and the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether a lease asset or a ROU asset, respectively, is impaired, and if so, the amount of the impairment loss to recognize. There were no impairment losses recorded during the years ended December 31, 2024, 2023, and 2022.

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

Inventory

Inventory is stated at the lower of cost and net realizable value, with cost being determined on a first in, first out basis. The Company’s inventory is primarily comprised of finished goods and work-in-process. For the year ended December 31, 2024 and December 31, 2023, the Company recorded $0.6 million and $1.9 million respectively as inventory impairment within Cost of revenues on the Consolidated Statements of Operations.

Property and Equipment and Capitalized Software

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred and costs of improvements and renewals are capitalized. Depreciation and amortization are recognized using the straight-line method based on the estimated useful lives of the related assets. The Company uses an estimated useful life of three years for computers and software, five years for laboratory, auto and office equipment, ten years for TMS devices used at TMS centers, six years for devices in the rental agreement program and the lesser of five years or the remaining life of the underlying facility lease for leasehold improvements.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and finite-lived intangible assets, are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Impairment testing requires management to estimate the future net undiscounted cash flows of an asset using assumptions believed to be reasonable. Actual cash flows may differ from the estimates used in the impairment testing. If such assets are considered to be impaired, the Company recognizes an impairment loss when and to the extent that the estimated fair value of an asset is less than its carrying value. For the year ended December 31, 2024, the Company recorded a $4.0 million capitalized software impairment charge within research and development expense on the Consolidated Statement of Operations.

The Company has not recorded any impairment of its long-lived assets for the years ended December 31, 2023 and 2022.

Notes Receivable

Notes receivable are reported on the Company’s Consolidated Balance Sheets at amortized cost basis. The Company recognizes interest income within other income, net within the Consolidated Statements of Operations.

The Company monitors long-term notes receivable and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events.

Deferred Debt Issuance Costs

The Company capitalizes direct costs incurred to obtain debt financing and amortizes these costs to interest expense over the term of the debt using the effective interest method. These costs are recorded as a debt discount and are netted against the related debt on the Company’s Consolidated Balance Sheets.

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

Contract Formation

The Company accounts for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. For all NeuroStar Advance Therapy System sales, the Company uses either a signed agreement or a binding purchase order as evidence of an arrangement.

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

Clinic revenue

Clinic revenue is from treatment centers based in the United States, offering NeuroStar Therapy and SPRAVATO to patients for the treatment of MDD and other mental health disorders.

Clinic revenue is recognized at a point in time upon the performance of services under contracts with customers and represents the consideration to which the Company expects to be entitled. Service fee revenue is determined based on net patient fees, which includes estimates for contractual allowances and discounts. Net patient fees are estimated using an expected value approach where management considers such variables as the average of previous net patient fees received by the applicable payor and fees received by other patients for similar services and management’s best estimate leveraging industry knowledge and expectations of third-party payors’ fee schedules. Third-party payors include federal and state agencies (under the Medicare programs), managed care health plans and commercial insurance companies.

A key determinant of Topic 606 is estimating the transaction price when variable consideration may arise. Topic 606 allows for the transaction price with variable consideration to be estimated using either the expected value method or the most-likely value method. The Company’s estimates are calculated using the expected value method when using the sum of probability-weighted amounts in a range of possible consideration amounts.

Variable consideration also exists in the form of settlements with certain insurance companies, including Medicare, as a result of retroactive adjustments due to audits and reviews. The Company applies constraint to the transaction price, such that net revenues are recorded only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in the future. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net revenues in the period such variances become known.

Due to the nature of the industry and complexity of the Company’s revenue arrangements, where price lists are subject to the discretion of payors, variable consideration exists that may result in price concessions and constraints to the transaction price for the services rendered.

In estimating this variable consideration, the Company uses significant judgment and considers various factors including, but not limited to, the following:

•	commercial payors and the administrators of federally-funded healthcare programs exercise discretion over pricing and may establish a base fee schedule for TMS (which is subject to change prior to final settlement) or negotiate a specific reimbursement rate with an individual TMS provider;
•	average of previous net service fees received by the applicable payor and fees received by other patients for similar services;
•	management’s best estimate, leveraging industry knowledge and expectations of third-party payors’ fee schedules;
•	factors that would influence the contractual rate and the related benefit coverage, such as obtaining pre-authorization of services and determining whether the procedure is medically necessary;
•	probability of failure in obtaining timely proper provider credentialing (including re-credentialling) and documentation, in order to bill various payors which may result in enhanced price concessions; and
•	variation in coverage for similar services among various payors and various payor benefit plans.

The Company updates the estimated transaction price (including updating its assessment of whether an estimate of variable consideration is constrained) to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period in which such variances become known.

The above factors are not related to the creditworthiness of the large medical insurance companies and government-backed health plans encompassing the significant majority of the Company’s payors. The payors (large insurers and government agencies) have the ability and intent to pay, but price lists for the Company’s services are subject to the discretion of payors. As a result, the adjustment to reduce the transaction price and constrain the variable consideration is a price concession and not indicative of credit risk on the payors and is not a bad debt expense.

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

The distribution agreement contains pricing for the Company’s products and services. The contractual purchase prices were determined to be at the standalone selling prices based on the expected sales volumes of this customer type and thus the Company concluded that this agreement did not contain a separate performance obligation for the material right to discounted Systems and Treatments Sessions. The Company allocated the transaction price through a combination of the cost plus a margin approach and the residual method. For the System and Treatment Sessions, the Company maximized the use of observable inputs by beginning with average historical contractual selling prices and adjusting on a consistent and rational basis for pricing trends, the customer type and expected sales volumes and the Company’s changing cost and margins. Since it was determined that the contractual selling prices for the Company’s products and services in the distribution agreement were at the standalone selling prices, the residual consideration which is made up of the fixed and variable milestone payments was allocated to the exclusive distribution and intellectual property license. The exclusive distribution and intellectual property rights were determined to be symbolic IP and thus recognized over time. The Systems and Treatment Sessions were determined to be performance obligations recognized at a point-in-time when delivered to the distributor.

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

Contract Balances

Payment terms typically require payment upon shipment of the System and additional payments as access codes are delivered, which can span several years after the System is first delivered and installed. The timing of revenue recognition compared to billings and cash collections typically results in accounts receivable. However, sometimes customer advances and deposits might be required for certain customers and are recorded as contract liabilities. Changes in the contract asset and liability balances during the years ended December 31, 2024 and 2023 were not materially impacted by any other factors.

As of December 31, 2024, the Company expects to recognize approximately the following percentages of deferred revenue by year:

Revenue
Year:	Recognition
2025	90%
2026	9%
2027	1%
Total	100%

Revenue recognized for the years ended December 31, 2024 and 2023 that was included in the contract liability balance at the beginning of the year was $1.6 million and $2.0 million, respectively, and primarily represented revenue earned from separately priced extended warranties, rent-to-own revenue, milestone revenue, and clinical training.

Customers

Significant customers are those which represent more than 10% of the Company’s total revenue. For the years ended December 31, 2024, 2023 and 2022, one customer, Greenbrook accounted for 12%, 15% and 17%, respectively, of the Company’s revenue. Following the acquisition Greenbrook is no longer a customer.

Accounts receivable outstanding related to the customer was $0 and $1.9 million as of December 31, 2024 and 2023, respectively.

Notes receivable outstanding related to the customer was $0 and $5.2 million as of December 31, 2024 and 2023, respectively.

Geographical Information

The following geographic data includes revenue generated from the Company’s third-party distributors. The Company’s revenue was generated in the following geographic regions and by product line for the periods indicated (in thousands):

	Revenues by Geography
	Year ended December 31,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
U.S.	$72,488	97%	$69,336	97%
International	2,402	3%	2,012	3%
Total revenues	$74,890	100%	$71,348	100%

	U.S. Revenues by Product Category
	Year ended December 31,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$15,267	21%	$16,460	24%
Treatment sessions	50,832	70%	50,896	73%
Clinic revenue	4,445	6%	—	—%
Other	1,944	3%	1,980	3%
Total U.S. revenues	$72,488	100%	$69,336	100%

	International Revenues by Product Category
	Year ended December 31,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$826	34%	$629	31%
Treatment sessions	613	26%	754	38%
Other	963	40%	629	31%
Total International revenues	$2,402	100%	$2,012	100%

	Revenues by Geography
	Year ended December 31,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$69,336	97%	$63,406	97%
International	2,012	3%	1,800	3%
Total revenues	$71,348	100%	$65,206	100%

	U.S. Revenues by Product Category
	Year ended December 31,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$16,460	24%	$16,575	26%
Treatment sessions	50,896	73%	45,077	71%
Other	1,980	3%	1,754	3%
Total U.S. revenues	$69,336	100%	$63,406	100%

	International Revenues by Product Category
	Year ended December 31,
	2023		2022
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$629	31%	$811	45%
Treatment sessions	754	38%	354	20%
Other	629	31%	635	35%
Total International revenues	$2,012	100%	$1,800	100%

Research and Development Expenses

Research and development activities are expensed as incurred. Costs incurred in obtaining technology licenses are charged immediately to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future uses.

Share-based Compensation

The Company recognizes the grant-date fair value of share-based awards issued as compensation as expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The fair value of restricted stock units is estimated at the time of grant, based on the grant date fair value of the Company’s common stock. The fair value of performance restricted stock units (“PRSUs”) with a market condition is estimated at the time of grant and is determined using a risk neutral Monte Carlo simulation valuation model, which requires the use of inputs and assumptions such as the fair value of the underlying common stock, risk free interest rate, and expected volatility. The PRSUs generally vest based on appreciation of the Company’s common stock to a certain price as determined by the Company’s board of directors measured using a trailing 30-day “volume-weighted” average price of a share of the Company’s common stock. The fair value of PRSUs with a performance condition is estimated at the time of grant, based on the grant date fair value of the Company’s common stock. For awards with a performance condition, compensation cost is recognized when the achievement of the performance condition is considered probable of achievement.The fair value of stock options is estimated at the time of grant using the Black-Scholes option pricing model, which requires the use of inputs and assumptions such as the fair value of the underlying common stock, exercise price of the option, expected term, risk-free interest rate, expected volatility and dividend yield.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded to the extent it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Unrecognized income tax benefits represent income tax positions taken on income tax returns that have not been recognized in the consolidated financial statements. The Company recognizes the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit is recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company accrues interest and related penalties are classified as income tax expense in the Consolidated Statements of Operations. The Company does not anticipate significant changes in the amount of unrecognized income tax benefits over the next year.

4.   RECENT ACCOUNTING PRONOUNCEMENTS

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. The new guidance also modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those annual periods. The adoption of this guidance did not have a significant impact on the consolidated financial statements and related disclosures.

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public companies to disclose for each reportable segment the significant expense categories and amounts for such expenses. ASU 2023-07 is effective for annual periods beginning December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Accordingly, we have expanded our consolidated financial statement disclosures in order to comply with the guidance.

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

In November 2024, the FASB issued ASU 2024-03, Income Statements–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires enhanced disclosure of income statement expense categories to improve transparency and provide financial statement users with more detailed information about the nature, amount, and timing of expenses impacting financial performance. ASU 2024-03 is effective for the Company for the annual reporting period beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments in ASU 2024-03 may be adopted either on a prospective basis to financial statements issued for reporting periods after the effective date or on a retrospective basis to all periods presented. The Company is currently evaluating the impact of the adoption of ASU 2024 03, in its consolidated financial statements.

Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a material impact, or potential material impact, to our consolidated financial statements.

5.   ACQUISITION

Effective as of December 9, 2024, the Company completed the acquisition of Greenbrook whereby the Company acquired 100% of the outstanding equity of Greenbrook, which became a wholly owned subsidiary. The results of operations and financial position of Greenbrook are included in the Company’s consolidated financial statements from the date of acquisition.

Greenbrook operates treatment centers across the United States, offering both NeuroStar Advanced Therapy and SPRAVATO for the treatment of MDD and other mental health disorders. The transaction strengthened the Company’s ability to expand patient access to mental health treatments by capitalizing on the consolidated Company’s stronger revenue base and cost synergy opportunities.

In connection with the acquisition, the Company issued 25,304,971 shares of common stock and paid $4.2 million in cash consideration. The aggregate fair value of the common stock issued was $29.1 million. The aggregate fair value of the non-controlling interest acquired was $4.1 million and represents the equity value of Greenbrook not acquired in the transaction, stated at its estimated fair value determined by using an income method approach. The acquisition meets the criteria to be accounted for as a business in accordance with ASC 805, Business Combinations (“ASC 805”). This method requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and that the difference between the fair value of the consideration paid for the acquired entity and the fair value of the net assets acquired be recorded as goodwill, which is tested at least annually for impairment. The allocation of the purchase price to the assets acquired and liabilities assumed is based on preliminary information and is subject to further adjustment within the measurement period.

In accordance with the acquisition method of accounting for a business combination, the purchase price of $38.8 million was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition as follows (in thousands, except share data):

Consideration transferred:
Common stock	$29,101
Cash consideration	4,175
Settlement of preexisting relationships	5,538
Total consideration transferred	$38,814

Assets acquired and liabilities assumed at fair value:
Cash and Cash Equivalents	$622
Restricted Cash	1,000
Accounts Receivable	8,837
Prepaid Expenses and Other Assets	1,917
Property and Equipment	4,561
Intangible Assets	19,690
Operating Right of Use Asset	24,835
Accounts Payable and Accrued Expenses	(11,057)
Other Payables	(671)
Deferred and Contingent Consideration	(1,000)
Operating Lease Liabilities	(24,442)
Total identifiable net assets	$24,292

Non-controlling interest	(4,112)

Fair value of net assets acquired less noncontrolling interests acquired	$20,180

Goodwill	18,634

$38,814

The Company incurred $3.8 million in legal and consulting fees related to the acquisition which were expensed as incurred and recognized in general and administrative expenses in the Consolidated Statement of Operations.

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimated fair values at the acquisition date. The identifiable intangible assets included management services agreements of $17.1 million and tradename of $2.6 million and are being amortized on a straight-line basis over a range of 17-21 years and 5 years, respectively. The management services agreements and tradename were valued using a multi-period excess earnings method (“MPEEM”) and the relief from royalty method (“RFR”), respectively. These valuation methods are specific forms of the Income Approach which is a valuation technique that drives value by estimating the fair value of after-tax cash flows attributable to the acquired intangibles. The valuation methods require several judgments and assumptions to determine the fair value of the intangible assets, including growth rates, discount rates, expected levels of cash flows, and tax rate. Key assumptions used included revenue projections, a tax rate of 25%, a discount rate of 23%, and a royalty rate of 1%.

Goodwill is attributable to the workforce of Greenbrook as well as the benefits the Company expects to realize, as Greenbrook complements the Company’s business and will provide various synergies.

For the year ended December 31, 2024, Greenbrook contributed approximately $4.4 million of revenue and approximately $1.7 million of net loss to the Company’s operating results.

Unaudited Pro Forma Financial Information

The following table reflects the pro forma operating results for the Company which gives effect to the acquisition of Greenbrook as if it had occurred on January 1, 2023. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of future results. The pro forma financial information includes the historical results of the Company and Greenbrook with eliminations for all intercompany transactions and excludes the effects of any synergies or cost reduction initiatives related to the acquisition Greenbrook.

	Unaudited Pro Forma
	Year ended December 31,
	2024	2023
Revenue	$137,110	$134,740
Net loss	$(75,290)	$(66,732)

6. INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2024 (in thousands):

		As of December 31, 2024
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Management services agreements	17-21 years	$17,100	$(30)	$17,070	19 years
Trade name	5 years	2,590	(54)	2,536	5 years
		$19,690	$(84)	$19,606

Amortization expense for intangible assets was $0.1 million during the year ended December 31, 2024.

Amortization expense over the remaining life of the intangible assets will be recognized as follows (in thousands):

Year Ending December 31,	Amortization expense
2025	$1,457
2026	1,457
2027	1,457
2028	1,457
2029	1,428
Thereafter	12,350
$19,606

7.   FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaid and other current assets, and accounts payable on the Company’s Consolidated Balance Sheets approximated their fair values as of December 31, 2024 and 2023 due to their short-term nature. The carrying values of the Company’s current credit facility approximated its fair value as of December 31, 2024 and 2023 due to its variable interest rate. The carrying value of the Company’s notes receivable approximated its fair value as of December 31, 2024 and 2023 due to its variable interest rate.

The amendment to the agreement (the “Perceptive Facility”) included contingently issuable warrants of up to 900,000 shares that did not meet equity classification. Accordingly, the Company classified the warrants as a liability at their fair value and will adjust the warrants to their fair value at each reporting period. At December 31, 2024 the fair value of the liability-classified warrants was de minimis.

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

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as December 31, 2024 and 2023 (in thousands):

December 31, 2024
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$5,200	$5,200	$5,200	$—	$—

December 31, 2023
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$27,507	$27,507	$27,507	$—	$—

8.   ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Gross accounts receivable - trade	$25,285	$16,577
Less: Allowances for credit losses	(1,930)	(795)
Accounts receivable, net	$23,355	$15,782

The following table presents a rollforward of the allowance for credit losses (in thousands):

	Balance at	Bad Debt	Write-offs of	Balance at
	Beginning of	Expense	Uncollectible	End of
	Period	Recognized	Balances	Period
Year ended December 31, 2022	$(1,462)	(341)	155	$(1,648)
Year ended December 31, 2023	$(1,648)	(390)	1,243	$(795)
Year ended December 31, 2024	$(795)	(2,055)	920	$(1,930)

9.   PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

The following table presents the composition of property and equipment, net as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Laboratory equipment	$626	$702
Office equipment	495	495
Auto	23	23
Computer equipment and software	806	1,082
Manufacturing equipment	605	551
Clinical equipment	278	—
Leasehold improvements	1,608	1,436
TMS devices	4,447	—
Rental equipment	598	542
Property and equipment, gross	9,486	4,831
Less: Accumulated depreciation	(3,244)	(2,822)
Property and equipment, net	$6,242	$2,009

As of December 31, 2024 and 2023, the Company had capitalized software costs, net of $0.4 million and $4.2 million, respectively, which are included in other assets on the Consolidated Balance Sheets. During the year ended December 31, 2024, the Company disposed of $0.4 million of fully depreciated property and equipment. For the year ended December 31, 2024, the Company recorded a $4.0 million capitalized software impairment charge within research and development expense on the Consolidated Statement of Operations. The Company has not recorded any impairment of its long-lived assets for the years ended December 31, 2023 and 2022.

Depreciation and amortization expense related to property and equipment and capitalized software costs was $2.1 million, $2.0 million and $1.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

10.  NOTES RECEIVABLE

Greenbrook TMS Inc.

On March 31, 2023, the Company entered into a Secured Promissory Note and Guaranty Agreement (the “Promissory Note”) with TMS Neurohealth Centers Inc. (the “Maker”) and Greenbrook TMS Inc. and its subsidiaries, excluding the Maker (the “Guarantors”), in the principal amount of $6.0 million for a period of four years.

The Promissory Note interest rate equaled the sum of (a) the floating interest rate of daily secured overnight financing rate as administered by the Federal Reserve Bank of New York on its website (“SOFR”) plus (b) 7.65%.

On December 9, 2024, pursuant to the Arrangement, the Promissory Note outstanding principal amount of $3.6 million was settled and recorded as additional purchase consideration.

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

Interest income recognized by the Company related to notes receivable was $0.5 million, $0.6 million and $1.0 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included within other income, net on the Consolidated Statements of Operations.

11.   LEASES

Lessee:

The Company has operating leases for its corporate headquarters, treatment centers, a training facility and office equipment, including copiers. The Company leases an approximately 32,000 square foot facility in Malvern, Pennsylvania for its corporate headquarters, which includes office and warehouse space. In the first quarter of 2019, the Company signed a lease modification for its Malvern facility that extended the lease through February 2028 and included approximately 10,000 square foot of additional premises. The Company has an option to extend the lease on its combined 42,000 square foot facility for an additional five-year term; however, the Company has determined it is not reasonably certain to exercise the option at this time after assessing contract, asset, entity and market conditions present upon lease commencement.

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

Following the acquisition of Greenbrook, the Company has lease agreements related to its Treatment Centers. These lease agreements range from “month-to-month” to seven years in length.

Operating lease rent expense was $1.0 million, $0.8 million, and $0.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the weighted-average remaining lease term of operating leases was 5.6 years and the weighted-average discount rate was 11.9%.

The following table presents the supplemental cash flow information as a lessee related to leases for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,111	$1,077	$892

The following table sets forth by year the required future payments of operating lease liabilities as of December 31, 2024 (in thousands):

Year ended
December 31, 2024
2025	$7,663
2026	7,569
2027	6,805
2028	4,949
2029	4,068
Thereafter	8,163
Total lease payments	39,217
Less imputed interest	(11,740)
Present value of operating lease liabilities	$27,477

Lessor sales-type leases:

Certain costumers have purchased NeuroStar Advanced Therapy Systems on a rent-to-own basis. The lease term is three or four years with a customer option to purchase the NeuroStar Advanced Therapy System at the end of the lease or automatic transfer of ownership of the NeuroStar Advanced Therapy System at the end of the lease.

The following table sets forth the profit recognized on sales-type leases (in thousands):

	Year ended December 31,
	2024	2023	2022
Profit recognized at commencement, net	$45	$129	$478
Interest income	—	—	—
Total sales-type lease income	$45	$129	$478

The following table sets forth a maturity analysis of the undiscounted lease receivables related to sales-type leases as of December 31, 2024 (in thousands):

December 31, 2024
2025	$137
2026	155
Total sales-type lease receivables	$292

As of December 31, 2024 and 2023, the carrying amount of the lease receivables is $0.3 million and $1.6 million, respectively. The Company does not have any unguaranteed residual assets.

Lessor operating leases:

NeuroStar Advanced Therapy Systems sold subsequent to January 1, 2019 for which collection is not probable are also accounted for as operating leases. For the years ended December 31, 2024, 2023 and 2022, the Company recognized operating lease income of $0.1 million, $0.2 million and $0.2 million, respectively.

The Company maintained rental equipment, net of $0.3 million, as of December 31, 2024 and 2023 which are included in Property and equipment, net on the Consolidated Balance Sheets. Rental equipment depreciation expense was $0.09 million, $0.09 million and $0.10 million for the years ended December 31, 2024, 2023 and 2022, respectively.

12.   PREPAID COMMISSION EXPENSE

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

On the Company’s Consolidated Balance Sheets, the current portion of capitalized contract costs is presented in current portion of prepaid commission expense, while the long-term portion is included in prepaid commission expense. Amortization expense was $2.9 million, $2.3 million and $1.8 million for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively, and presented within sales and marketing in the Consolidated Statements of Operations.

13.   ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Compensation and related benefits	$7,952	$8,003
Consulting and professional fees	1,579	488
Research and development expenses	421	260
Sales and marketing expenses	523	1,760
Warranty	232	213
Sales and other taxes payable	619	818
Other	1,492	1,053
Accrued expenses	$12,818	$12,595

14.   DEBT

The following table presents the composition of debt as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Outstanding principal	$60,000	$60,000
Accrued final payment fees	—	1,856
Less debt discounts	(4,849)	(2,573)
Total debt, net	55,151	59,283
Less current portion	—	—
Long-term debt, net	$55,151	$59,283

For the year ended December 31, 2024, the Company recognized interest expense of $7.3 million, of which $6.5 million was cash and $0.8 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

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

Perceptive Credit Facility

On July 25, 2024, the Company entered into a Credit Agreement and Guaranty with Perceptive Credit Holdings IV, LP (“Perceptive”) as collateral agent and other lenders defined in the agreement (the “Perceptive Facility”) which was used to partially repay the Company’s previous $60.0 million credit facility with SLR Investment Corp. (formerly known as Solar Capital Ltd.).

The Perceptive Facility permits the Company to borrow up to an aggregate amount of $90.0 million in three tranches of term loans, a “Tranche 1 Loan”, a “Tranche 2 Loan” and a “Tranche 3 Loan.” On July 25, 2024, the Company borrowed an aggregate amount of $50.0 million, which was the aggregate amount available under the Tranche 1 Loan portion of the Perceptive Facility. Under the Tranche 2 Loan portion of the Perceptive Facility, the Company is permitted to borrow, at its election, up to an aggregate amount of $15.0 million, (i) upon the Company achieving a specified amount of trailing twelve months net revenue, and (ii) assuming there has been no event of default under the Perceptive Facility prior to such election. The Tranche 2 Loan portion of the Perceptive Facility must be borrowed on or before January 31, 2026. Under the Tranche 3 Loan portion of the Perceptive Facility, the Company may request to borrow, at the consent of the Majority Lenders (as defined in the Perceptive Facility), up to an aggregate amount of $25.0 million. The Tranche 3 Loan portion of the Perceptive Facility is available until June 30, 2026. There are no scheduled repayments of the principal on the Tranche 1 Loan, Tranche 2 Loan and Tranche 3 Loan prior to the maturity date. All amounts borrowed under the Perceptive Facility are due on July 25, 2029.

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

The Company’s obligations under the Perceptive Facility are secured by a first priority security interest in substantially all of the Company’s assets, including its intellectual property. The Perceptive Facility requires the Company to comply with a quarterly minimum trailing revenue covenant commencing March 2025 and a minimum liquidity covenant as well as affirmative and negative covenants.

The Perceptive Facility contains events of default, including, without limitation, events of default upon: (i) failure to make payment pursuant to the terms of the agreement; (ii) violation of covenants; (iii) material adverse changes to the Company’s business; (iv) insolvency; (v) material cross-defaults; (vi) significant judgments, orders or decrees for payments by the Company; (vii) incorrectness of representations and warranties; (viii) significant adverse ERISA events; (ix) failure by the Company to be registered with the SEC in good standing; and (x) failure by the Company to maintain a valid and perfected lien on the collateral securing the borrowing.

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

On December 9, 2024, the Company amended the Perceptive Facility and borrowed against the Tranche 3 Loan in a principal amount of $10.0 million and used the proceeds thereof to finance, in part, the operations of the combined enterprise after the acquisition of Greenbrook and the related transactions included in the Arrangement. As consideration for Tranche 3 borrowing, the Company issued warrants to purchase 600,000 shares of the Company’s common stock at a per share exercise price of $0.94.

The Company calculated the issuance date fair value of the warrants using the Black-Scholes option pricing model, which resulted in a fair value of $2.6 million. Accordingly, the Company allocated the proceeds from the Perceptive facility on a relative fair value basis resulting in $2.5 million allocated to warrants during the year ended December 31, 2024.

As of December 31, 2024, the Company had $60.0 million of borrowings outstanding under the Perceptive Facility, which has a final maturity in July 2029. The interest rate on borrowings under the credit facility is variable and resets monthly.

The Company was in compliance with the covenants under the Perceptive Facility at December 31, 2024.

The following table sets forth by year our required future principal payments under the term loan portion of the Perceptive Facility:

Principal
Year:	Payments
2025	$—
2026	—
2027	—
2028	—
2029	60,000
Total principal payments	$60,000

Solar Credit Facility

On March 2, 2020 the Company entered into a Loan and Security Agreement with Solar as collateral agent and other lenders as defined in the Solar Facility.

On March 7, 2024, the Company entered into a sixth amendment (the “Solar Sixth Amendment”) to the Solar Facility.

Under the Solar Sixth Amendment, Solar (i) waived the specified events with respect to the Company’s non-compliance with the required revenue under the net product revenue covenant and (ii) amended the financial covenants to reflect current projections.

As of June 30, 2024, the Company was not in compliance with its minimum net product revenue covenant under the Solar Facility. The amount of borrowing affected by this noncompliance was $60 million.

The Company’s entry into the Perceptive Facility, on July 25, 2024, the Company prepaid in full all outstanding obligations under and terminated the Solar Facility. In connection with this prepayment, the Company paid total consideration of $64.7 million, which consisted of (i) $60.0 million of remaining principal amount outstanding, (ii) $0.5 million of accrued and unpaid interest, (iii) $3.0 million in connection with the final payment fee, and (iv) $1.2 million in connection with the prepayment fee. The Company funded the prepayment of the Solar Facility using proceeds from the Perceptive Facility and cash on hand.

Loss on extinguishment of debt amounting to $4.4 million was recorded during the three months ended September 30, 2024, related to the Solar Facility. This included $1.2 million of early prepayment fees and $3.2 million of deferred financing expense related to extinguishment of debt. Additionally the Company incurred $2.8 million to Solar for exit fees in relation to the acquisition.

15.   STOCKHOLDERS’ EQUITY

Common Stock

The Company’s amended and restated certificate of incorporation as of December 31, 2024 authorized the issuance of 250.0 million shares of common stock, $0.01 par value per share, of which 55.7 million were issued and outstanding as of December 31, 2024.

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Shares of common stock issued	55,679	29,092
Shares of common stock reserved for issuance for:
Common stock warrants outstanding	1,725	41
Stock options outstanding	1,237	1,270
Restricted stock units outstanding	5,253	3,360
Shares available for grant under stock incentive plans	3,596	978
Shares available for sale under employee stock purchase plan	1,624	1,335
Total shares of common stock issued and reserved for issuance	69,114	36,076

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

Common Stock Warrants

The following table summarizes the Company’s outstanding common stock warrants as of December 31, 2024 and 2023:

December 31, 2024
Warrants
Outstanding
(in thousands)	Exercise Price	Expiration Date
1,125	$0.94	July-2034
600	$0.94	Dec-2034
1,725

December 31, 2023
Warrants
Outstanding
(in thousands)	Exercise Price	Expiration Date
20	$9.73	Mar-2024
21	$9.73	Dec-2024
41

Subsequent event Common Stock Offering

On February 10, 2025, the Company completed a secondary public offering of its common stock in which the Company issued and sold 9,200,000 shares of its common stock, which included shares pursuant to an option granted to the underwriter to purchase additional shares, at a public offering price of $2.25 per share. The Company received net proceeds of approximately $18.9 million after deducting underwriting discounts, commissions and estimated offering expenses.

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

The following potentially dilutive securities outstanding as of December 31, 2024, 2023 and 2022 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	December 31,
	2024	2023	2022
Stock options	1,237	1,270	1,301
Non-vested PRSUs	1,700	395	395
Non-vested restricted stock units	3,553	2,965	3,506
Common stock warrants	1,725	41	61

17.   SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Cost of revenues	$140	$140	$130
Sales and marketing	1,411	2,330	4,286
General and administrative	3,407	4,172	3,868
Research and development	644	677	462
Total	$5,602	$7,319	$8,746

2018 Equity Incentive Plan

In June 2018, the Company adopted the 2018 Plan, which authorized the issuance of up to 1.4 million shares, subject to an annual 4% increase based on the number of shares of common stock outstanding, in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. The amount and terms of grants are determined by the Company’s board of directors. All stock options granted to date have had exercise prices equal to the fair value, as determined by the closing price as reported by the Nasdaq Global Market, of the underlying common stock on the date of grant. The contractual term of stock options is up to 10 years, and stock options are exercisable in cash or as otherwise determined by the board of directors. Generally, stock options vest 25% upon the first anniversary of the date of grant and the remainder ratably monthly thereafter for 36 months. Restricted stock units generally vest ratably in three equal installments on the first, second and third anniversaries of the grant date. PRSUs generally vest based on appreciation of the Company’s common stock to a certain price as determined by the Company’s board of directors measured using a trailing 30-day volume weighted average price of a share of the Company’s common stock. The fair value of the PRSU awards are determined using a risk neutral Monte Carlo simulation valuation model. As of December 31, 2024, there were 3.2 million shares available for future issuance under the 2018 Plan.

2020 Inducement Incentive Plan

In December 2020, the Company adopted the 2020 Inducement Incentive Plan, which authorized the issuance of up to 0.4 million shares in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock awards to eligible employees who satisfy the standards for inducement grants under Nasdaq global market rules. In March 2022, the Company’s board of directors approved an additional 0.5 million shares for issuance under the plan. An individual who previously served as an employee or director of the Company is not eligible to receive awards under this plan. The amount and terms of grants are determined by the Company’s board of directors. As of December 31, 2024, there were 0.4 million shares available for future issuance under the 2020 Inducement Incentive Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the years ended December 31, 2024, 2023 and 2022:

			Weighted	Aggregate
	Number of	Weighted	average	average
	Shares under	average	Remaining	Intrinsic
	Option	Exercise Price	Contractual	Value
	(in thousands)	per Option	Life (in years)	(in thousands)
Outstanding at December 31, 2021	1,499	$4.01
Granted	—	$—
Exercised	(168)	$1.77
Forfeited	(30)	$13.81
Outstanding at December 31, 2022	1,301	$4.07
Granted	—	$—
Exercised	(1)	$1.63
Forfeited	(30)	$11.67
Outstanding at December 31, 2023	1,270	$3.90
Granted	—	$—
Exercised	(2)	$0.96
Forfeited and Expired	(31)	$9.90
Outstanding at December 31, 2024	1,237	$3.75	5.1	$3.0
Exercisable at December 31, 2024	1,237	$3.75	5.1	$3.0
Vested and expected to vest at December 31, 2024	1,237	$3.75	5.1	$3.0

The Company recognized share-based compensation expense related to stock options of $0.1 million, $0.4 million and $0.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there was no remaining unrecognized compensation cost related to non-vested stock options. The total intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $0.0 million, $0.0 million, and $0.2 million, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit and performance restricted stock unit activity for the years ended December 31, 2024, 2023 and 2022:

	Non-vested	Weighted	Non-vested	Weighted
	Restricted	average	PRSUs	average
	Stock Units	Grant-date		Grant-date
	(in thousands)	Fair Value	(in thousands)	Fair Value
Non-vested at December 31, 2021	1,729	$7.29	395	$6.77
Granted	2,902	$3.36	—	$—
Vested	(705)	$7.32	—	$—
Forfeited	(420)	$5.35	—	$—
Non-vested at December 31, 2022	3,506	$4.29	395	$6.77
Granted	1,674	$4.68	—	$—
Vested	(1,823)	$4.32	—	$—
Forfeited	(392)	$5.50	—	$—
Non-vested at December 31, 2023	2,965	$4.37	395	$6.77
Granted	2,453	$2.47	1,305	$1.14
Vested	(1,464)	$4.37	—	$—
Forfeited	(401)	$4.00	—	$—
Non-vested at December 31, 2024	3,553	$3.10	1,700	$2.45

The Company recognized share-based compensation expense related to restricted stock units and performance restricted stock units of $5.5 million, $6.9 million, and $8.1 million during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $8.2 million of unrecognized compensation cost related to non-vested restricted stock units and performance restricted stock units that the Company expects to recognize over a weighted-average period of 1.8 years. The total fair value at the vesting date of restricted stock units and performance restricted stock units vested during the years ended December 31, 2024, 2023 and 2022 was $4.4 million, $8.6 million, and $2.5 million, respectively.

During the year ended December 31, 2024, the Company granted performance restricted stock units to certain key employees of Neuronetics and Greenbrook, with vesting subject to the recipient’s continued service with the Company through the applicable vesting date and the achievement of certain performance conditions as outlined in the award document. For legacy Greenbrook employees who became Neuronetics employees in connection with the Arrangement, the awards are subject to the terms of the Company’s 2020 Inducement Incentive Plan. For legacy Neuronetics employees, the awards are subject to the Company’s 2018 Equity Incentive Plan.

The Company offers our board of directors and certain employees the opportunity to defer restricted stock units into an equity-based deferred equity compensation plan, the Restricted Stock Unit Deferral Election Plan (“RSUDEP”). Benefits from these plans are payable in shares of Neuronetics stock and the awards under this plan are unfunded to the plans’ participants. Restricted stock units deferred under the RSUDEP are counted against the total shares available for future issuance under the 2018 Equity Incentive Plan. As December 31, 2024 there were 0.2 million shares deferred under this plan.

The Company did not grant performance restricted stock units during the years ended December 31, 2023 and 2022.

18.   EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

The Company maintains a 401(k) defined contribution retirement plan which covers all of its employees. Employees are eligible to participate on the first of the month following their date of hire. Under the 401(k) plan, participating employees may defer up to 100% of their pre-tax salary but not more than statutory limits. As of December 31, 2024, the Company contributes 3% of employee salary to the participant’s defined contribution plan, which vests immediately. Employee contributions also vest immediately.

2018 Employee Stock Purchase Plan

In July 2018, the Company adopted the 2018 Employee Stock Purchase Plan (2018 ESPP) with an initial 0.2 million share reserve, subject to automatic annual increases on January 1st of each year for a period of up to ten years, as defined in the plan document. The purpose of the 2018 ESPP is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock of the Company. The 2018 ESPP provides the opportunity to purchase the Company’s common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. As of December 31, 2024, the Company had not yet approved any offering under the plan and 1.6 million shares were reserved for issuance.

19.   INCOME TAXES

The Company’s loss before income taxes was $43.7 million, $30.2 million and $37.2 million for the years ended December 31, 2024, 2023, and 2022, respectively, and was generated primarily in the United States. The Company did not record current or deferred income tax expense or benefit during the years ended December 31, 2024, 2023, and 2022.

A reconciliation of the statutory United States federal income tax rate to the Company’s effective tax rate is as follows:

	Tax Year ended December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	2.6%	4.2%	(0.9)%
Nondeductible expenses	(4.6)%	0.5%	(2.3)%
Research and development credits	(0.5)%	(0.3)%	—%
Tax rate change and true-up	(1.3)%	0.8%	(1.5)%
Net operating loss	(0.6)%	(0.6)%	—
Change in valuation allowance	(16.6)%	(25.6)%	(16.3)%
Effective income tax rate	—%	—%	—%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$106,645	$82,179
Research and development credits	2,699	2,923
Share-based compensation	1,788	2,538
Accruals	563	1,161
Interest expense	12,677	4,451
Lease liability	731	782
Capitalized start-up costs	6,279	—
Capitalized R&D costs	5,445	3,790
Other temporary differences	1,393	1,031
Gross deferred tax assets	138,220	98,855
Less: Valuation allowance	(133,990)	(94,472)
Total deferred tax assets	$4,230	$4,383

Deferred tax liabilities:
Capitalized software	$(103)	$(1,038)
Fixed assets	(646)	—
Right-of-use asset	(541)	(679)
Prepaid commission	(2,940)	(2,666)
Gross deferred tax liabilities	(4,230)	(4,383)
Net deferred taxes	$—	$—

In assessing the realizability of the net deferred tax asset, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company believes that it is more likely than not that the Company’s deferred income tax asset associated with its net operating losses will not be realized in the immediate future. As such, there is a full valuation allowance against the net deferred tax assets as of December 31, 2024 and 2023. The valuation allowance increased by $7.2 million and $7.7 million during the years ended December 31, 2024 and 2023, respectively, due primarily to acquired deferred tax assets as well as the generation of net operating losses and disallowed interest expense carryforwards. The changes in the valuation allowance were as follows (in thousands):

	Year ended December 31,
	2024	2023
Balance at the beginning of the year	$94,472	$86,733
Amounts acquired through purchase accounting	32,284	—
Amounts charged to expense	7,234	7,739
Balance at the end of the year	$133,990	$94,472

The following table summarizes carryforwards of federal net operating losses and tax credits as of December 31, 2024 (in thousands):

		Expiration
	Amount	Beginning in
Federal net operating losses	$424,377	2025
State net operating losses	$355,165	2025
Research and development credits	$2,699	2025

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

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s Consolidated Statements of Operations. Due to net operating loss and tax credit carry forwards that remain unutilized, income tax returns for tax years from inception through 2023 remain subject to examination by the taxing jurisdictions.

20.   COMMITMENTS AND CONTINGENCIES

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

Other Matters

We are subject to various audits from government agencies including Medicaid and Medicare which involve the potential recoupment of reimbursements received from these agencies. These audits occur in the ordinary course of business and their impact on the Company’s results of operations, financial condition or cash flows cannot be estimated.

21.   DISTRIBUTION AGREEMENT WITH TEIJIN PHARMA LIMITED

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

22. SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company currently operates in one business segment focused on the sale and delivery of transcranial magnetic stimulation products that improve the quality of life for people suffering from neurohealth disorders. The Company’s CODM is the chief executive officer.

The accounting policies of its segment are the same as those described in the summary of significant accounting policies. The key measure of segment profit of loss that the CODM uses to allocate resources and assess performance is the Company’s net loss from operations, as reported on the accompanying statements of operations. The measure of segment assets is reported on the balance sheets as total consolidated assets with particular emphasis on the Company’s available liquidity, including its cash and cash equivalents and restricted cash. Following the recent acquisition of Greenbrook, intra-entity sales or transfers were insignificant to the segment analysis.

The following tables illustrate information about reported segment revenue, measures of a segment’s profit or loss, significant segment expenses, and measure of a segment's assets for the current reporting period.

	Year ended December 31,
	2024	2023	2022
Revenue	$74,890	$71,348	$65,206
Cost of revenues	20,729	19,643	15,483
Segment Gross profit	$54,161	$51,705	$49,723

Personnel	$44,938	$50,530	$55,143
Marketing	8,373	9,217	8,952
Research and development	2,720	3,849	3,834
Professional fees	10,929	6,231	5,921
Other segment expenses (a)	21,764	12,432	10,984
Segment Loss	$(34,563)	$(30,554)	$(35,111)

Unallocated
Interest expense	$7,286	$5,424	$4,251
Loss on extinguishment of debt	$4,427	$-	$-
Other income, net	$(2,549)	$(5,789)	$(2,203)

Net Loss	$(43,727)	$(30,189)	$(37,159)

(a)	Other segment expenses include travel and entertainment, bad debt, depreciation and amortization, insurance, rent, and other costs.

On December 9, 2024, the Company completed the acquisition of Greenbrook (see Note 5). Due to the recency of the Greenbrook acquisition and lack of underlying financial information provided to the CODM, only one reportable segment was reported during 2024. The Company will continue to assess the identification of segments as the integration of Greenbrook progresses.

23. NONCONTROLLING INTEREST

As a result of the Greenbrook acquisition (see Note 5), the Company has operating agreements with 22 non-wholly owned entities. The non-controlling interest percentages range from 10% to 49%. The Company has control over these entities under U.S. GAAP as the Company has power over all significant decisions made by these entities. Thus, 100% of the financial results of these subsidiaries are included in the Company’s consolidated financial results.

There were no changes in the Company’s non-wholly owned entities since the date of the acquisition through December 31, 2024.

24. GOVERNMENT ASSISTANCE

Employee Retention Credit

The Coronavirus Aid, Relief and Economic Security Act provided an Employee Retention Credit (the “ERC”), which was a refundable tax credit related to certain payroll taxes. The Company applied the grant model and determined that the criteria for recognition of the ERC was met during the year ended December 31, 2023 based on the Company’s determination of eligibility and filing of the ERC claim. As of December 31, 2024 and 2023, the $2.9 million ERC receivable is reported within prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets. The credit was reported within other income, net in the Company’s Statement of Operations for the year ended December 31, 2023.

Subsequent to December 31, 2024 the Company received $2.6 million in ERC payments from the IRS consisting of $2.3 million of claims related to fiscal year 2021 and accrued interest of $0.3 million. The Company is expecting to receive payment for the remaining ERC claim periods in 2025.

25. SUBSEQUENT EVENTS

On March 26, 2025, the Company entered into Amendment No. 2 to Credit Agreement and Guaranty by and between the Company, as the borrower, and Perceptive, in its capacities as administrative agent for the lenders and the majority lender (the “Perceptive Amendment”). Pursuant to the Perceptive Amendment, the parties agreed to revise net revenue covenant to align with the Company’s pre-existing operating plan for the first quarter of 2025.