Form 10-Q
period 2025-03-31
Neuronetics, Inc.
filed 2025-05-06
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number: 001-38546

NEURONETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1051425
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3222 Phoenixville Pike, Malvern, PA	19355
(Address of principal executive offices)	(Zip Code)
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

There were 65,820,344 shares of the registrant’s common stock outstanding as of May 01, 2025.

NEURONETICS, INC.

Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NEURONETICS, INC.

Consolidated Balance Sheets

(Unaudited; In thousands, except per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$20,224	$18,459
Restricted cash	1,000	1,000
Accounts receivable, net of allowance of credit losses of $1,403 and $1,930 as of March 31, 2025 and December 31, 2024, respectively	26,196	23,355
Inventory	4,069	4,248
Current portion of net investments in sales-type leases	202	206
Current portion of prepaid commission expense	3,113	3,078
Current portion of notes receivable	696	930
Prepaid expenses and other current assets	5,168	6,846
Total current assets	60,668	58,122
Property and equipment, net	5,846	6,242
Goodwill	18,634	18,634
Intangible assets, net	19,242	19,606
Operating lease right-of-use assets	26,704	27,093
Net investments in sales-type leases	74	86
Prepaid commission expense	8,466	8,902
Long-term notes receivable	316	295
Other assets	2,038	1,923
Total assets	$141,988	$140,903
Liabilities and Equity
Current liabilities:
Accounts payable	$8,482	$11,077
Accrued expenses	9,306	12,818
Current portion of deferred revenue	785	974
Deferred and contingent consideration	1,000	1,000
Other payables	346	605
Current portion of operating lease liabilities	4,922	4,791
Total current liabilities	24,841	31,265
Long-term debt, net	55,341	55,151
Deferred revenue	—	2
Operating lease liabilities	22,275	22,686
Total liabilities	102,457	109,104
Commitments and contingencies (Note 20)
Equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding on March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value: 250,000 shares authorized; 65,820 and 55,679 shares issued and outstanding on March 31, 2025 and December 31, 2024, respectively	658	557
Additional paid-in capital	467,258	446,938
Accumulated deficit	(432,464)	(419,789)
Total Stockholders' equity	35,452	27,706
Non-controlling interest	4,079	4,093
Total equity	39,531	31,799
Total liabilities and equity	$141,988	$140,903

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NEURONETICS, INC.

Consolidated Statements of Operations

(Unaudited; In thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Revenues	$31,975	$17,417
Cost of revenues	16,237	4,329
Gross profit	15,738	13,088
Operating expenses:
Sales and marketing	11,999	11,641
General and administrative	13,137	5,957
Research and development	1,616	2,349
Total operating expenses	26,752	19,947
Loss from operations	(11,014)	(6,859)
Other (income) expense:
Interest expense	1,922	1,826
Other income, net	(247)	(812)
Net loss	$(12,689)	$(7,873)
Less: Net loss attributable to non-controlling interest	(14)	—
Net loss attributable to Neuronetics stockholders’	$(12,675)	$(7,873)
Net loss per share of common stock outstanding, basic and diluted attributable to Neuronetics stockholders’	$(0.21)	$(0.27)
Weighted average common shares outstanding, basic and diluted	61,465	29,472

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NEURONETICS, INC.

Consolidated Statements of Changes in Equity

(Unaudited; In thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2023	29,092	$291	$409,980	$(376,081)	$—	$34,190
Share-based awards and options exercises	883	9	(9)	—	—	—
Share-based compensation expense	—	—	1,338	—	—	1,338
Net loss	—	—	—	(7,873)	—	(7,873)
Balance at March 31, 2024	29,975	$300	$411,309	$(383,954)	$—	$27,655

Balance at December 31, 2024	55,679	$557	$446,938	$(419,789)	$4,093	$31,799
Share-based awards and options exercises	941	9	(1)	—	—	8
Issuance of common stock, net of issuance costs of $1,731	9,200	92	18,877	—	—	18,969
Share-based compensation expense	—	—	1,444	—	—	1,444
Net loss	—	—	—	(12,675)	(14)	(12,689)
Balance at March 31, 2025	65,820	$658	$467,258	$(432,464)	$4,079	$39,531

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NEURONETICS, INC.

Consolidated Statements of Cash Flows

(Unaudited; In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from Operating activities:
Net loss	$(12,689)	$(7,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	911	560
Allowance for credit losses	—	566
Inventory impairment	5	71
Share-based compensation	1,444	1,338
Non-cash interest expense	189	161
Changes in certain assets and liabilities:
Accounts receivable, net	(2,627)	(2,667)
Inventory	175	1,328
Net investments in sales-type leases	14	234
Prepaid commission expense	401	(154)
Prepaid expenses and other assets	1,785	116
Accounts payable	(2,638)	(1,983)
Accrued expenses	(3,511)	(3,549)
Other liabilities	(193)	—
Deferred revenue	(259)	(163)
Net Cash used in Operating activities	(16,993)	(12,015)

Cash flows from Investing activities:
Purchases of property and equipment and capitalized software	(219)	(375)
Repayment of notes receivable	—	443
Net Cash (used in) provided by Investing activities	(219)	68

Cash flows from Financing activities:
Proceeds from the issuance of common stock	20,700	—
Payments of common stock offering issuance costs	(1,731)	—
Proceeds from exercises of stock options	8	—
Net Cash provided by Financing activities	18,977	—
Net increase (decrease) in Cash, Cash equivalents and Restricted cash	1,765	(11,947)
Cash, Cash equivalents and Restricted cash, Beginning of Period	19,459	59,677
Cash, Cash equivalents and Restricted cash, End of Period	$21,224	$47,730

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	20,224	47,730
Restricted cash	1,000	—
Total cash, cash equivalents and restricted cash	$21,224	$47,730

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,725	$1,666
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$43	$210
Reduction of accounts receivable in current and long-term notes receivable	$—	$381

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

1.     DESCRIPTION OF BUSINESS

Neuronetics, Inc. (the “Company” or “Neuronetics” or the “Registrant”) believes that mental health is as important as physical health. As a global leader in neuroscience, the Company is delivering more treatment options to patients and healthcare providers by offering exceptional in-office treatments that produce extraordinary results. The Company’s first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation (“TMS”), to create a pulsed, magnetic resonance imaging (“MRI”)-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system was cleared in 2008 by the U.S. Food and Drug Administration (the “FDA”) to treat adult patients with major depressive disorder (“MDD”) who have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. It is also cleared by the FDA as an adjunct for adults with obsessive-compulsive disorder (“OCD”) and for adolescent patients aged 15-21 with MDD. NeuroStar Advanced Therapy System is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We believe we are the market leader in TMS therapy based on over 202,318 global patients treated with over 7.4 million of our treatment sessions through March 31, 2025. The NeuroStar Advanced Therapy System is also available in other parts of the world, including Japan, where it is listed under Japan’s national health insurance. The Company intends to continue to pursue development of its NeuroStar Advanced Therapy System for additional indications.

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

With the acquisition of Greenbrook, the Company now controls and operates a network of outpatient mental health services centers that specialize in the provision of TMS therapy, SPRAVATO® (esketamine nasal spray) and other treatment modalities for the treatment of depression and related psychiatric services.

Liquidity

As of March 31, 2025, the Company had cash and cash equivalents of $20.2 million and an accumulated deficit of $432.5 million. The Company incurred negative cash flows from operating activities of $17.0 million for the three months ended March 31, 2025 and $31.0 million for the year ended December 31, 2024. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company continues to invest in sales and marketing and product development activities. The Company’s primary sources of capital to date have been from its initial public offering (“IPO”), private placements of its convertible preferred securities, borrowings under its credit facility, proceeds from its secondary public offering of common stock, and revenues from sales of its products. As of March 31, 2025, the Company had $60.0 million of borrowings outstanding under its credit facility, which matures in July 2029.

On February 10, 2025, the Company completed a secondary public offering of its common stock in which the Company issued and sold 9,200,000 shares of its common stock, which included shares pursuant to an option granted to the underwriter to purchase additional shares, at a public offering price of $2.25 per share. The Company received net proceeds of $18.9 million after deducting underwriting discounts, commissions and estimated offering expenses.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

The Company’s ability to meet its liquidity needs is dependent on growth in existing and acquired product lines and the realization of synergies subsequent to its acquisition of Greenbrook. Management believes that the Company’s cash and cash equivalents as of March 31, 2025 and anticipated revenues from sales of our products and services are sufficient to fund the Company’s operations for at least the next 12 months from the issuance of these consolidated financial statements.

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

The Company consolidates entities in which it has a controlling financial interest based on either the variable interest entity (“VIE”) or voting interest model (“VOE”). The Company is required to first apply the VIE model to determine whether it holds a variable interest in an entity, and if so, whether the entity is a VIE. ASC Topic 810, Consolidation ("Topic 810") defines the criteria for determining the existence of VIEs and provides guidance for consolidation.

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

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared from the books and records of the Company in accordance with U.S. GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”), which permit reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying consolidated balance sheets and consolidated statements of operations and stockholders’ equity and consolidated cash flows have been made. Although these interim consolidated financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim consolidated statements of operations and

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

interim consolidated statement of cash flows for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year. Unaudited interim consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025, wherein a more complete discussion of significant accounting policies and certain other information can be found.

Currency risk

Currency risk is the risk to the Company’s earnings that arises from fluctuations in foreign exchange rates and the degree of volatility of those rates. The Company has minimal exposure to currency risk as substantially all of the Company’s revenue, expenses, assets and liabilities are denominated in U.S. dollars. The Company pays certain vendors and payroll costs in Canadian dollars from time to time, but due to the limited size and nature of these payments, it does not give rise to significant currency risk.

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

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s complete summary of significant accounting policies can be found in “Summary of Significant Accounting Policies” in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025.

4.     RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public companies to disclose for each reportable segment the significant expense categories and amounts for such expenses. ASU 2023-07 is effective for annual periods beginning December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Accordingly, we have expanded our interim consolidated financial statement disclosures in order to comply with the guidance.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public business entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. ASU 2023-09 will be effective for our annual period ended December 31, 2025. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on its consolidated financial statements and related disclosures.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

In November 2024, the FASB issued ASU 2024-03, Income Statements–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires enhanced disclosure of income statement expense categories to improve transparency and provide financial statement users with more detailed information about the nature, amount, and timing of expenses impacting financial performance. ASU 2024-03 is effective for the Company for the annual reporting period beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments in ASU 2024-03 may be adopted either on a prospective basis to financial statements issued for reporting periods after the effective date or on a retrospective basis to all periods presented. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on its consolidated financial statements and related disclosures.

Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a material impact, or potential material impact, to our unaudited interim consolidated financial statements.

5.   ACQUISITION

Effective as of December 9, 2024, pursuant to the Arrangement, the Company completed the acquisition of Greenbrook whereby the Company acquired all of the issued and outstanding common shares of Greenbrook, which became a wholly owned subsidiary. The results of operations and financial position of Greenbrook are included in the Company’s consolidated financial statements from the date of acquisition.

The allocation of the purchase price to the assets acquired and liabilities assumed was based on preliminary information and is subject to further adjustment within the measurement period.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

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

$38,814

During the period ended March 31, 2025 , there were no adjustments to the fair value of the assets acquired, liabilities assumed or goodwill. The Company will continue to assess these values during the measurement period.

Unaudited Pro Forma Financial Information

The following table reflects the pro forma operating results for the Company, which gives effect to the acquisition of Greenbrook as if it had occurred on January 1, 2024. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of future results. The pro forma financial information includes the historical results of the Company and Greenbrook with eliminations for all intercompany transactions and excludes the effects of any synergies or cost reduction initiatives related to the acquisition of Greenbrook.

Unaudited Pro Forma
Period ended March 31,
2024
Revenue	$32,545
Net loss	$(17,897)

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

6. INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31, 2025 and December 31, 2024 (in thousands):

		As of March 31, 2025
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Management services agreements	17-21 years	$17,100	$(289)	$16,811	19 years
Trade name	5 years	2,590	(159)	2,431	5 years
		$19,690	$(448)	$19,242

		As of December 31, 2024
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Management services agreements	17-21 years	$17,100	$(30)	$17,070	19 years
Trade name	5 years	2,590	(54)	2,536	5 years
		$19,690	$(84)	$19,606

Amortization expense for intangible assets was $0.4 million and $0 for the three months ended March 31, 2025 and 2024, respectively.

Amortization expense over the remaining life of the intangible assets will be recognized as follows (in thousands):

Year	Amortization expense
Remainder of 2025	$1,093
2026	1,457
2027	1,457
2028	1,457
2029	1,428
Thereafter	12,350
$19,242

7.     FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaids and other current assets, and accounts payable on the Company’s balance sheets approximated their fair values as of March 31, 2025 and December 31, 2024 due to their short-term nature. The carrying values of the Perceptive Facility (as defined below) approximated its fair value as of March 31, 2025 and December 31, 2024 due to its variable interest rate. The carrying value of the Company’s notes receivable approximated its fair value as of March 31, 2025 and December 31, 2024 due to its variable interest rate.

The Perceptive First Amendment (as defined below) included contingently issuable warrants of up to 900,000 shares that did not meet equity classification. Accordingly, the Company classified the warrants as a liability

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

at their fair value and will adjust the warrants to their fair value at each reporting period. At March 31, 2025, the fair value of the liability-classified warrants was de minimis.

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

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2025 and December 31, 2024 (in thousands):

March 31, 2025
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$5,252	$5,252	$5,252	$—	$—

December 31, 2024
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$5,200	$5,200	$5,200	$—	$—

8.     ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net, as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Gross accounts receivable - trade	$27,599	$25,285
Less: Allowances for credit losses	(1,403)	(1,930)
Accounts receivable, net	$26,196	$23,355

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

9.     INVENTORY

Inventory is stated at the lower of cost and net realizable value, with cost being determined on a first in, first out basis. The Company’s inventory is primarily comprised of finished goods and work-in-process.

10.     PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

The following table presents the composition of property and equipment, net, as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Laboratory equipment	$626	$626
Office equipment	495	495
Auto	23	23
Computer equipment and software	833	806
Manufacturing equipment	609	605
Clinical equipment	278	278
Leasehold improvements	1,608	1,608
TMS devices	4,346	4,447
Rental equipment	598	598
Property and equipment, gross	9,416	9,486
Less: Accumulated depreciation	(3,570)	(3,244)
Property and equipment, net	$5,846	$6,242

As of March 31, 2025 and December 31, 2024, the Company had capitalized software costs, net, of $0.5 million and $0.4 million, respectively, which are included in “Prepaid expenses and other current assets” and “Other assets” on the balance sheets.

Depreciation and amortization expense related to property and equipment and capitalized software costs was $0.5 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.

11.     NOTES RECEIVABLE

Greenbrook TMS Inc.

On March 31, 2023, the Company entered into a Secured Promissory Note and Guaranty Agreement (the “Promissory Note”) with TMS Neurohealth Centers Inc. (the “Maker”) and Greenbrook TMS Inc. and its subsidiaries, excluding the Maker, in the principal amount of $6.0 million for a period of four years.

The Promissory Note interest rate equaled the sum of (a) the floating interest rate of daily secured overnight financing rate as administered by the Federal Reserve Bank of New York on its website (“SOFR”) plus (b) 7.65%.

Effective as of December 9, 2024, pursuant to the Arrangement, the Promissory Note outstanding principal amount of $3.6 million was settled and recorded as additional purchase consideration.

Interest income recognized by the Company related to notes receivable was $0 and $0.2 million for the three months ended March 31, 2025 and 2024, respectively and is included within other income, net on the consolidated statements of operations.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

12.     LEASES

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

Following the acquisition of Greenbrook, the Company has lease agreements related to its treatment centers and corporate offices. These lease agreements range from month-to-month to seven years in length.

Operating lease rent expense was $2.4 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the weighted-average remaining lease term of operating leases was 5.6 years and the weighted-average discount rate was 11.9%.

The following table presents the supplemental cash flow information as a lessee related to leases (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,074	$275

The following table sets forth by year the required future payments of operating lease liabilities (in thousands):

Amount
Remainder of 2025	$5,821
2026	7,601
2027	6,824
2028	4,973
2029	4,091
Thereafter	8,717
Total lease payments	38,027
Less imputed interest	(10,830)
Present value of operating lease liabilities	$27,197

Lessor sales-type leases:

Certain customers have purchased NeuroStar Advanced Therapy Systems on a rent-to-own basis. The lease term is three or four years with a customer option to purchase the NeuroStar Advanced Therapy System at

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

the end of the lease or automatic transfer of ownership of the NeuroStar Advanced Therapy System at the end of the lease.

The following table sets forth a maturity analysis of the undiscounted lease receivables related to sales-type leases (in thousands):

March 31, 2025
Remainder of 2025	$101
2026	169
2027	6
Total sales-type lease receivables	$276

As of March 31, 2025 and December 31, 2024, the carrying amount of the lease receivables was $0.3 million. The Company does not have any unguaranteed residual assets.

Lessor operating leases:

NeuroStar Advanced Therapy Systems sold for which collection is not probable are accounted for as operating leases. For the three months ended March 31, 2025 and 2024, the Company recognized operating lease income of $0.05 million and $0.02 million, respectively.

The Company maintained rental equipment, net, of $0.3 million as of March 31, 2025 and December 31, 2024, which are included in Property and equipment, net on the consolidated balance sheets. Rental equipment depreciation expense was $0.02 million for the three months ended March 31, 2025 and 2024, respectively.

13.     PREPAID COMMISSION EXPENSE

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

On the Company’s consolidated balance sheets, the current portion of capitalized contract costs is represented by the current portion of prepaid commission expense, while the long-term portion is included in prepaid commission expense. Amortization expense was $0.8 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

14.     ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Compensation and related benefits	$5,690	$7,952
Consulting and professional fees	1,024	1,579
Research and development expenses	99	421
Sales and marketing expenses	526	523
Warranty	173	232
Sales and other taxes payable	573	619
Other	1,221	1,492
Accrued expenses	$9,306	$12,818

15.     REVENUE AND DEFERRED REVENUE

Contract terms typically require payment upon shipment or installation of the NeuroStar Advanced Therapy System and additional payments as access codes for treatment sessions are delivered, which can span several years after the NeuroStar Advanced Therapy System is first delivered and installed. The timing of revenue recognition compared to billings and cash collections typically results in accounts receivable. However, sometimes customer advances and deposits may be required for certain customers and are recorded as contract liabilities (deferred revenue). For multi-year agreements, the Company generally invoices customers annually at the beginning of each annual coverage period and recognizes revenue over the term of the coverage period.

As of March 31, 2025, the Company expects to recognize approximately the following percentages of deferred revenue by year:

Revenue
Year:	Recognition
Remainder of 2025	87%
2026	13%
Total	100%

Revenue recognized for the three months ended March 31, 2025 and 2024 that was included in the contract liability balance at the beginning of the year was $0.5 million and $0.6 million, respectively, and primarily represented revenue earned from separately priced extended warranties, customer deposits, milestone revenue, and clinical training.

Customers

Significant customers are those that represent more than 10% of the Company’s total revenue. For the period ended March 31, 2024, one customer, Greenbrook, accounted for 17% of the Company’s revenue. Following the acquisition of Greenbrook, there are no significant customers for the period ended March 31, 2025.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

Geographical information

The following geographic data includes revenue generated from the Company’s third-party distributors. The Company’s revenue was generated in the following geographic regions and by product line for the periods indicated:

	Revenues by Geography
	Three Months Ended March 31,
	2025		2024
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
U.S.	$31,483	98%	$16,793	96%
International	492	2%	624	4%
Total revenues	$31,975	100%	$17,417	100%

	U.S. Revenues by Product Category
	Three Months Ended March 31,
	2025		2024
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$2,846	9%	$3,310	20%
Treatment sessions	9,612	31%	12,988	77%
Clinic revenue	18,659	59%	—	—%
Other	366	1%	495	3%
Total U.S. revenues	$31,483	100%	$16,793	100%

	International Revenues by Product Category
	Three Months Ended March 31,
	2025		2024
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$164	33%	$258	41%
Treatment sessions	150	31%	172	28%
Other	178	36%	194	31%
Total international revenues	$492	100%	$624	100%

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

16.     DEBT

The following table presents the composition of debt as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Outstanding principal	$60,000	$60,000
Less debt discounts	(4,659)	(4,849)
Total debt, net	55,341	55,151
Less current portion	—	—
Long-term debt, net	$55,341	$55,151

For the three months ended March 31, 2025 the Company recognized interest expense of $1.9 million, of which $1.7 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs. For the three months ended March 31, 2024, the Company recognized interest expense of $1.8 million, of which $1.7 million was cash and $0.1 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

Perceptive Credit Facility

On July 25, 2024, the Company entered into a Credit Agreement and Guaranty with Perceptive Credit Holdings IV, LP (“Perceptive”) as collateral agent and other lenders defined in the agreement (the “Perceptive Facility”) which was used to partially repay the Company’s previous $60.0 million credit facility with SLR Investment Corp. (formerly known as Solar Capital Ltd.) (“Solar” and such facility, the “Solar Facility”).

The Perceptive Facility permits the Company to borrow up to an aggregate amount of $90.0 million in three tranches of term loans, a “Tranche 1 Loan”, a “Tranche 2 Loan” and a “Tranche 3 Loan”. On July 25, 2024, the Company borrowed an aggregate amount of $50.0 million, which was the aggregate amount available under the Tranche 1 Loan portion of the Perceptive Facility. Under the Tranche 2 Loan portion of the Perceptive Facility, the Company is permitted to borrow, at its election, up to an aggregate amount of $15.0 million, (i) upon the Company achieving a specified amount of trailing twelve months net revenue, and (ii) assuming there has been no event of default under the Perceptive Facility prior to such election. The Tranche 2 Loan portion of the Perceptive Facility must be borrowed on or before January 31, 2026. Under the Tranche 3 Loan portion of the Perceptive Facility, the Company may request to borrow, at the consent of the Majority Lenders (as defined in the Perceptive Facility), up to an aggregate amount of $25.0 million. The Tranche 3 Loan portion of the Perceptive Facility is available until June 30, 2026. There are no scheduled repayments of the principal on the Tranche 1 Loan, Tranche 2 Loan and Tranche 3 Loan prior to the maturity date. All amounts borrowed under the Perceptive Facility are due on July 25, 2029.

Each of the Tranche 1 Loan, Tranche 2 Loan and Tranche 3 Loan accrue interest from the date of borrowing through the date of repayment at a floating per annum rate of interest equal to the sum of 7% plus the greater of (a) 4.50% and (b) One-Month Term SOFR (as defined in the Perceptive Facility).

If the Company prepays either the Tranche 1 Loan, Tranche 2 Loan or Tranche 3 Loan prior to their respective scheduled maturity dates, the Company will also be required to pay prepayment fees to Perceptive equal to 6% of the principal amount of such term loan then-prepaid if prepaid on or before the first anniversary of the closing date, 5% of the principal amount of such term loan then-prepaid if prepaid after the first anniversary and on or before the second anniversary of the closing date, 4% of the principal amount of such term loan then-prepaid if prepaid after the second anniversary and on or before the third anniversary of the closing date, and 3% of the principal amount of such term loan then-prepaid if prepaid after the third anniversary and on or before the fourth anniversary of the closing date.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

The Company’s obligations under the Perceptive Facility are secured by a first priority security interest in substantially all of the Company’s assets, including its intellectual property. The Perceptive Facility requires the Company to comply with a quarterly minimum trailing revenue covenant commencing March 2025 and a minimum liquidity covenant as well as affirmative and negative covenants.

The Perceptive Facility contains events of default, including, without limitation, events of default upon: (i) failure to make payment pursuant to the terms of the agreement; (ii) violation of covenants; (iii) material adverse changes to the Company’s business; (iv) insolvency; (v) material cross-defaults; (vi) significant judgments, orders or decrees for payments by the Company; (vii) incorrectness of representations and warranties; (viii) significant adverse events related to the Employee Retirement Income Security Act of 1974; (ix) failure by the Company to be registered with the SEC in good standing; or (x) failure by the Company to maintain a valid and perfected lien on the collateral securing the borrowing.

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

Effective as of December 9, 2024, the Company amended the Perceptive Facility and borrowed against the Tranche 3 Loan in a principal amount of $10.0 million and used the proceeds thereof to finance, in part, the operations of the combined enterprise after the acquisition of Greenbrook and the related transactions included in the Arrangement (the “Perceptive First Amendment”). As consideration for Tranche 3 Loan borrowing, the Company issued warrants to purchase 600,000 shares of the Company’s common stock at a per share exercise price of $0.94.

The Company calculated the issuance date fair value of the warrants using the Black-Scholes option pricing model, which resulted in a fair value of $2.6 million. Accordingly, the Company allocated the proceeds from the Perceptive facility on a relative fair value basis resulting in $2.5 million allocated to the warrants.

Effective as of March 26, 2025, the Company amended the Perceptive Facility and revised the net revenue covenant to align with the Company’s pre-existing operating plan for the first quarter of 2025 (the “Perceptive Second Amendment”).

As of March 31, 2025, the Company had $60.0 million of borrowings outstanding under the Perceptive Facility, which has a final maturity in July 2029. The interest rate on borrowings under the credit facility is variable and resets monthly.

The Company was in compliance with the covenants under the Perceptive Facility as of March 31, 2025.

Solar Credit Facility

On March 2, 2020, the Company entered into a Loan and Security Agreement with Solar as collateral agent and other lenders as defined in the Solar Facility.

On March 7, 2024, the Company entered into a sixth amendment (the “Solar Sixth Amendment”) to the Solar Facility.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

Under the Solar Sixth Amendment, Solar (i) waived the specified events with respect to the Company’s non-compliance with the required revenue under the net product revenue covenant and (ii) amended the financial covenants to reflect current projections.

In connection with the Company’s entry into the Perceptive Facility, on July 25, 2024, the Company prepaid in full all outstanding obligations under and terminated the Solar Facility. In connection with this prepayment, the Company paid total consideration of $64.7 million, which consisted of (i) $60.0 million of remaining principal amount outstanding, (ii) $0.5 million of accrued and unpaid interest, (iii) $3.0 million in connection with the final payment fee, and (iv) $1.2 million in connection with the prepayment fee. The Company funded the prepayment of the Solar Facility using proceeds from the Perceptive Facility and cash on hand.

17.     COMMON STOCK

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

Common Stock

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Shares of common stock issued	65,820	55,679
Shares of common stock reserved for issuance for:
Common stock warrants outstanding	1,725	1,725
Stock options outstanding	1,223	1,237
Restricted stock units outstanding	5,369	5,253
Shares available for grant under stock incentive plans	4,750	3,596
Shares available for sale under employee stock purchase plan	2,181	1,624
Total shares of common stock issued and reserved for issuance	81,068	69,114

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

Common Stock Warrants

The following table summarizes the Company’s outstanding common stock warrants as of March 31, 2025, and December 31, 2024:

Warrants
Outstanding
(in thousands)	Exercise Price	Expiration Date
1,125	$0.94	July-2034
600	$0.94	Dec-2034
1,725

There have been no grants, exercises, or cancellations of warrants during the three months ended March 31, 2025 and 2024.

18.     LOSS PER SHARE

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

The following potentially dilutive securities outstanding as of March 31, 2025 and 2024 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	March 31,
	2025	2024
Stock options	1,223	1,270
Non-vested PRSUs	1,980	395
Non-vested restricted stock units	3,389	2,904
Common stock warrants	1,725	21

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

19.     SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its consolidated statements of operations for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$27	$34
Sales and marketing	84	350
General and administrative	1,157	777
Research and development	176	177
Total	$1,444	$1,338

2018 Equity Incentive Plan

In June 2018, the Company adopted the 2018 Equity Incentive Plan, (the “2018 Plan”), which authorized the issuance of up to 1.4 million shares, subject to an annual 4% increase based on the number of shares of common stock outstanding, in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. Effective as of December 9, 2024, the Company authorized the issuance of up to 5,592,670 shares under the 2018 Plan.The amount and terms of grants are determined by the Company’s board of directors. All stock options granted to date have had exercise prices equal to the fair value, as determined by the closing price as reported by the Nasdaq Global Market, of the underlying common stock on the date of grant. The contractual term of stock options is up to 10 years, and stock options are exercisable in cash or as otherwise determined by the board of directors. Generally, stock options vest 25% upon the first anniversary of the date of grant and the remainder ratably monthly thereafter for 36 months. Restricted stock units generally vest ratably in three equal installments on the first, second and third anniversaries of the grant date. PRSUs generally vest based on attainment of performance metrics, such as achievement of cash flow breakeven or retention of key employees as determined by the Company’s board of directors. The fair value of the PRSU awards are determined using a risk neutral Monte Carlo simulation valuation model. As of March 31, 2025, there were 4.1 million shares available for future issuance under the 2018 Plan.

2020 Inducement Incentive Plan

In December 2020, the Company adopted the 2020 Inducement Incentive Plan (the “2020 Plan”), which authorized the issuance of up to 0.4 million shares, subject to increase by approval of the Company’s board of directors, in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock awards to eligible employees who satisfy the standards for inducement grants under Nasdaq Global Market rules. In March 2022, the Company’s board of directors approved an additional 0.5 million shares for the issuance under the 2020 Plan. Effective as of December 9, 2024, the Company authorized the issuance of up to 1,400,000 shares under the 2020 Plan. An individual who previously served as an employee or director of the Company is not eligible to receive awards under the 2020 Plan. The amount and terms of grants are determined by the Company’s board of directors. As of March 31, 2025, there were 0.6 million shares available for future issuance under the 2020 Plan.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2025:

			Weighted	Aggregate
	Number of	Weighted	average	average
	Shares under	average	Remaining	Intrinsic
	Option	Exercise Price	Contractual	Value
	(in thousands)	per Option	Life (in years)	(in thousands)
Outstanding at December 31, 2024	1,237	$3.75
Granted	—	$—
Exercised	(5)	$1.77
Forfeited and Expired	(9)	$6.33
Outstanding at March 31, 2025	1,223	$3.74	4.9	$1,610
Exercisable at March 31, 2025	1,223	$3.74	4.9	$1,610
Vested and expected to vest at March 31, 2025	1,223	$3.74	4.9	$1,610

The Company recognized share-based compensation expense related to stock options of $0 and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was no remaining unrecognized compensation cost related to non-vested stock options.

For the three months ended March 31, 2025, the Company did not grant stock options.

Restricted Stock Units and PRSUs

The following table summarizes the Company’s restricted stock unit and PRSU activity for March 31, 2025:

	Non-vested	Weighted	Non-vested	Weighted
	Restricted	average	PRSUs	average
	Stock Units	Grant-date		Grant-date
	(in thousands)	Fair Value	(in thousands)	Fair Value
Non-vested at December 31, 2024	3,553	$3.10	1,700	$2.45
Granted	1,071	$4.42	340	$4.46
Vested	(967)	$3.96	—	$—
Forfeited	(268)	$2.66	(60)	$1.14
Non-vested at March 31, 2025	3,389	$3.30	1,980	$2.83

The Company recognized $1.4 million and $1.3 million in share-based compensation expense related to the restricted stock units and PRSUs for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was $12.2 million of unrecognized compensation cost related to non-vested restricted stock units and PRSUs, which the Company expects to recognize over a weighted average period of 2.2 years. The total fair value at the vesting date of restricted stock units and PRSUs vested during the three months ended March 31, 2025 was $3.1 million.

During the period ended March 31, 2025, the Company granted PRSUs to certain key employees of Neuronetics, with vesting subject to the recipient’s continued service with the Company through the applicable vesting date and the achievement of certain performance conditions as outlined in the award document. The awards are subject to the Company’s 2018 Plan.

The Company offers our board of directors and certain employees the opportunity to defer restricted stock units into an equity-based deferred equity compensation plan, the Restricted Stock Unit Deferral Election Plan (“RSUDEP”). Benefits from the RSUDEP are payable in shares of the Company’s stock and the awards under

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

the RSUDEP are unfunded to the plans’ participants. Restricted stock units deferred under the RSUDEP are counted against the total shares available for future issuance under the 2018 Plan. As at March 31, 2025, there were 0.2 million shares deferred under this plan.

20.     COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject from time to time to various claims and legal actions arising during the ordinary course of its business. Management believes that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

Other Matters

The Company is subject to various audits from government agencies including Medicaid and Medicare which involve the potential recoupment of reimbursements received from these agencies. These audits occur in the ordinary course of business, and their impact on the Company’s results of operations, financial condition or cash flows cannot be estimated.

21.     SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company currently operates in one business segment focused on the sale and delivery of TMS products and clinical services that improve the quality of life for people suffering from neurohealth disorders. The Company’s CODM is the chief executive officer.

The accounting policies of the Company’s segment are the same as those described in the summary of significant accounting policies. The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s net loss from operations, as reported on the accompanying statements of operations. The measure of segment assets is reported on the balance sheets as total consolidated assets with particular emphasis on the Company’s available liquidity, including its cash and cash equivalents and restricted cash.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

The following table illustrates information about reported segment revenue, measures of a segment’s profit or loss, significant segment expenses, and measure of a segment's assets for the current reporting period.

	Three months ended March 31,
	2025	2024
Revenue	$31,975	$17,417
Cost of revenues	16,237	4,329
Segment Gross profit	$15,738	$13,088

Personnel	$17,676	$12,138
Marketing	2,937	2,228
Research and development	255	800
Professional fees	1,445	1,103
Other segment expenses (a)	4,440	3,678
Segment Loss	$(11,014)	$(6,859)

Unallocated
Interest expense	1,922	1,826
Other income,net	$(247)	(812)

Net Loss	$(12,689)	$(7,873)
(a)	Other segment expenses include travel and entertainment, bad debt, depreciation and amortization, insurance, rent, and other costs.

22.     NONCONTROLLING INTEREST

The Company has operating agreements with 22 non-wholly owned entities. The non-controlling interest percentages range from 10% to 49%. The Company has control over these entities under U.S. GAAP as the Company has power over all significant decisions made by these entities. Thus, 100% of the financial results of these subsidiaries are included in the Company’s consolidated financial results.

There were no changes in the Company’s non-wholly owned entities in the three-month period ended March 31, 2025.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

23.     GOVERNMENT ASSISTANCE

Employee Retention Credit

The Coronavirus Aid, Relief and Economic Security Act provided an Employee Retention Credit (the “ERC”), which was a refundable tax credit related to certain payroll taxes. The Company applied the grant model and determined that the criteria for recognition of the ERC was met during the year ended December 31, 2023 based on the Company’s determination of eligibility and filing of the ERC claim. As of March 31, 2025 and December 31, 2024 and, the $0.6 million and $2.9 million ERC receivable is reported within prepaid expenses and other current assets on the Company’s consolidated balance sheets, respectively.

During the period ended March 31, 2025 the Company received $2.6 million in ERC payments from the Internal Revenue Service consisting of $2.3 million of claims related to fiscal year 2021 and interest of $0.3 million.

Subsequent to the period ended March 31, 2025, the Company received the remaining balance of the ERC receivable of $0.6 million.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with our unaudited interim consolidated financial statements and related notes thereto included elsewhere herein. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “should,” “expect,” “plan,” “design,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “outlook” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 27, 2025. These risks and uncertainties include, without limitation, risks and uncertainties related to: the effect of the transaction with Greenbrook on our business relationships; operating results and business generally; our ability to execute our business strategy; our ability to achieve or sustain profitable operations due to our history of losses; our reliance on the sale and usage of our NeuroStar Advanced Therapy System to generate revenues; the scale and efficacy of our salesforce; our ability to retain talent; availability of coverage and reimbursement from third-party payors for treatments using our products; physician and patient demand for treatments using our products; developments in respect of competing technologies and therapies for the indications that our products treat; product defects; our revenue has been concentrated among a small number of customers; our ability to obtain and maintain intellectual property protection for our technology; developments in clinical trials or regulatory review of the NeuroStar Advanced Therapy System for additional indications; developments in regulation in the U.S. and other applicable jurisdictions; the terms of our credit facility; our ability to successfully roll-out our Better Me Provider Program on the planned timeline; our self-sustainability and existing cash balances; and our ability to achieve cash flow breakeven in the third quarter of 2025. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. The Company cautions investors not to place undue reliance on these forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q as a result of any new information, future events or changed circumstances or otherwise.

Overview

We believe that mental health is as important as physical health. As a global leader in neuroscience, we are delivering more treatment options to patients and healthcare providers by offering exceptional in-office treatments that produce extraordinary results. Our first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses TMS to create a pulsed, MRI-

strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the FDA to treat adult patients with MDD that have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. It is also cleared by the FDA as an adjunct for adults with OCD and for adolescent patients aged 15-21 with MDD. The NeuroStar Advanced Therapy System is also available in other parts of the world, including Japan, where it is listed under Japan’s national health insurance. NeuroStar Advanced Therapy System is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We believe we are the market leader in TMS therapy based on 202,318 global patients treated with over 7.4 million of our treatment sessions through March 31, 2025. We generated revenues of $32.0 million and $17.4 million for the three months ended March 31, 2025 and 2024, respectively.

We designed the NeuroStar Advanced Therapy System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of existing treatment options. We generate revenues from initial capital sales of our systems, sales of our recurring treatment sessions and from service and repair and extended warranty contracts. Additionally, through our acquisition of Greenbrook we now derive revenue directly from our treatment centers, by providing TMS therapy and SPRAVATO for MDD and other mental health disorders. We derive the majority of our revenues from clinic revenue. For the three months ended March 31, 2025, revenues from sales of our treatment sessions, clinic revenue and NeuroStar Advanced Therapy Systems represented 31%, 59% and 9% of our U.S. revenues, respectively.

We currently sell our NeuroStar Advanced Therapy System and recurring treatment sessions in the U.S. through our sales and customer support team. Our sales force targets an estimated 53,000 psychiatrists across 26,000 practices. We expect to continue to expand our direct sales and customer support team to further penetrate the market by demonstrating the benefits of our NeuroStar Advanced Therapy System to psychiatrists and their MDD patients. Some of our customers have purchased or may purchase more than one NeuroStar Advanced Therapy System. Based on our commercial data, we believe psychiatrists can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients. We believe psychiatrists can generate approximately $8,500 of average revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We have a diverse customer base of psychiatrists in group psychiatric practices in the U.S. Patients are reimbursed by federal healthcare programs and the vast majority of commercial payors in the U.S. for treatment sessions utilizing our NeuroStar Advanced Therapy System. For the three months ended March 31, 2024, one customer Greenbrook, accounted for 10% of the Company’s revenue. Following the acquisition, there are no significant customers.

Clinic revenue consists of revenue attributable to the performance of treatments to patients operated in 15 states in the U.S. In circumstances where the net patient fees have not yet been received, the amount of revenue recognized is estimated based on an expected value approach. Due to the nature of the industry and complexity of our clinic revenue arrangements, where price lists are subject to the discretion of payors, variable consideration exists that may result in price concessions and constraints to the transaction price for the services rendered.

Clinic revenue reimbursements are derived from third-party payors including federal and state agencies (under the Medicare programs), managed care health plans and commercial insurance companies.

We market our products in a few select markets outside the U.S. through independent distributors. International revenues represented 2% and 4% of our total revenues for the three months ended March 31, 2025 and 2024, respectively. In October 2017, we entered into an exclusive distribution agreement with Teijin Pharma Limited for the distribution of our NeuroStar Advanced Therapy Systems and treatment sessions to customers who will treat patients with MDD in Japan. We received regulatory approval for our system in Japan in September 2017. We obtained reimbursement coverage for the NeuroStar Advanced Therapy System in Japan, which went into effect on June 1, 2019 and covers patients who are treated in the largest inpatient and outpatient psychiatric facilities in Japan. We expect our international revenues to decrease as a percentage of our total revenue.

Our research and development efforts are focused on the following: hardware and software product developments and enhancements of our NeuroStar Advanced Therapy System and clinical development relating to additional indications. We outsource the manufacture of components of our NeuroStar Advanced Therapy Systems that are produced to our specifications, and individual components are either shipped directly from our third-party contract manufacturers to our customers or consolidated into pallets at our Malvern, Pennsylvania facility prior to shipment. Final installation of our NeuroStar Advanced Therapy Systems occurs at the customer site.

Total revenues increased by $14.6 million, or 84%, from $17.4 million for the three months ended March 31, 2024 to $32.0 million for the three months ended March 31, 2025. For the three months ended March 31, 2025, our U.S. revenues were $31.5 million compared to $16.8 million representing an increase of 87%. The increase was primarily attributable to an increase in clinic revenue. We incurred net losses of $12.7 million for the three months ended March 31, 2025 compared to net losses of $7.9 million for the three months ended March 31, 2024. As of March 31, 2025, we had an accumulated deficit of $432.5 million.

Global Economic Conditions

We are continuing to closely monitor macroeconomic impacts, including, but not limited to, developments affecting financial institutions, supply chains, unemployment rates, investment values, consumer confidence, inflationary and potential recessionary pressures, on our business, results of operations and financial results, which could adversely affect us.

Components of Our Results of Operations

Revenues

We have generated revenues primarily from the sale of our NeuroStar Advanced Therapy Systems and related sales and rentals of the NeuroStar Advanced Therapy System, clinic revenue and the recurring revenues from our sale of treatment sessions in the U.S.

NeuroStar Advanced Therapy System Revenues. NeuroStar Advanced Therapy System revenues consist primarily of sales or rentals of a capital component, including equipment upgrades to the initial sale of the NeuroStar Advanced Therapy System. NeuroStar Advanced Therapy Systems can be purchased outright or on a rent-to-own basis by certain customers.

Treatment Session Revenues. Treatment session revenues primarily include sales of treatment sessions and SenStar treatment links. The treatment sessions are access codes that are delivered electronically in the U.S. The SenStar treatment links are disposable units containing single-use access codes that are sold and used outside the U.S. Access codes are purchased separately by our customers, primarily on an as-needed basis, and are required by the NeuroStar Advanced Therapy System in order to deliver treatment sessions.

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

Other Revenues. Other revenues are derived primarily from service and repair, research collaboration agreements and extended warranty contracts with our existing customers.

Refer to the section titled “Critical Accounting Policies and Use of Estimates—Revenue Recognition” in our Annual Report on Form 10-K filed with the SEC on March 27, 2025. Also, refer to “Summary of Significant Accounting Policies” in Notes to Interim Consolidated Financial Statements located in Part I – FINANCIAL INFORMATION, Item 1. Financial Statements.

Cost of Revenues and Gross Margin

Cost of revenues primarily consists of the costs of components and products purchased from our third-party contract manufacturers of our NeuroStar Advanced Therapy Systems as well as the cost of treatment packs for individual treatment sessions. We use third-party contract manufacturing partners to produce the components for and assemble the completed NeuroStar Advanced Therapy Systems. Cost of revenues also includes costs related to personnel, royalties, warranty, shipping, amortization of capitalized software and our operations and field service departments. Our treatment center costs include direct center and patient care costs, regional employee compensation, regional marketing expenses, and depreciation. We expect our cost of revenues to increase mainly for treatment centers, as our product mix changes.

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

Sales and Marketing Expenses

Sales and marketing expenses consist of market research and commercial activities related to the sale of our NeuroStar Advanced Therapy Systems and treatment sessions and personnel costs including salaries and related benefits, sales commissions and share-based compensation for employees focused on these efforts. Other significant sales and marketing costs include conferences and trade shows, promotional and marketing activities, including direct and online marketing, practice support programs, primarily digital media campaigns, travel and training expenses.

We anticipate that our sales and marketing expenses will increase in 2025 relative to 2024 as a result of the addition of the Greenbrook sales and marketing related expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, including salaries and related benefits, share-based compensation and travel expenses, for employees in executive, finance, information technology, legal and human resource functions. General and administrative expenses also include the cost of insurance, outside legal fees, accounting and other consulting services, audit fees from our independent registered public accounting firm, board of directors fees and other administrative costs, such as corporate facility costs, including rent, utilities, depreciation and maintenance not otherwise included in cost of revenues.

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

Interest Expense

Interest expense consists of cash interest payable under our credit facility and the amortization of deferred financing costs related to our indebtedness.

Other Income, Net

Other income, net, consists primarily of interest income earned on our money market account balances and notes receivable.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

	Three Months Ended
	March 31,		Increase / (Decrease)
	2025	2024	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$31,975	$17,417	$14,558	84%
Cost of revenues	16,237	4,329	11,908	275%
Gross Profit	15,738	13,088	2,650	20%
Gross Margin	49.2%	75.1%

Operating expenses:
Sales and marketing	11,999	11,641	358	3%
General and administrative	13,137	5,957	7,180	121%
Research and development	1,616	2,349	(733)	(31)%
Total operating expenses	26,752	19,947	6,805	34%
Loss from Operations	(11,014)	(6,859)	(4,155)	(61)%
Other (income) expense:
Interest expense	1,922	1,826	96	5%
Other income, net	(247)	(812)	565	(70)%
Net Loss	$(12,689)	$(7,873)	$(4,816)	(61)%

	Revenues by Geography
	Three Months Ended March 31,
	2025		2024
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
U.S.	$31,483	98%	$16,793	96%
International	492	2%	624	4%
Total revenues	$31,975	100%	$17,417	100%

	U.S. Revenues by Product Category
	Three Months Ended March 31,
	2025		2024
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$2,846	9%	$3,310	20%
Treatment sessions	9,612	31%	12,988	77%
Clinic revenue	18,659	59%	—	—%
Other	366	1%	495	3%
Total U.S. revenues	$31,483	100%	$16,793	100%

Revenues

Total revenue for the three months ended March 31, 2025 was $32.0 million, an increase of $14.6 million or 84% compared to the three months ended March 31, 2024 revenue of $17.4 million.

The revenue growth was primarily due to the inclusion of clinic revenue of $18.7 million as a result of the acquisition of Greenbrook, partially offset by the absence of sales to Greenbrook of $2.9 million and a decrease of sales of $1.1 million relating to NeuroStar Advanced Therapy Systems and treatment session revenue.

U.S. NeuroStar Advanced Therapy System revenue for the three months ended March 31, 2025 was $2.8 million, a decrease of 14% compared to $3.3 million in the first quarter of 2024. For the three months ended March 31, 2025, and 2024, the Company sold 31 and 40 systems, respectively. While the number of systems decreased, the average selling price per system increased by 9%.

U.S. treatment session revenue for the three months ended March 31, 2025 was $9.6 million, a decrease of 26% compared to $13 million in the first quarter of 2024.The decline was primarily attributable to the absence of $2.8 million in treatment session revenue to Greenbrook associated with the prior year quarter and a decrease in treatment session volume over the prior year quarter.

U.S. clinic revenue, which represents revenue generated by neurohealth clinics from the Greenbrook acquisition, was $18.7 million for the three months ended March 31, 2025.

Cost of Revenues and Gross Margin

Cost of revenues increased by $11.9 million, or 275%, from $4.3 million for the three months ended March 31, 2024 to $16.2 million for the three months ended March 31, 2025. Gross margin decreased from 75.1% for the three months ended March 31, 2024 to 49.2% for the three months ended March 31, 2025. The decrease in gross margin was primarily a result of the inclusion of Greenbrook’s clinic business and reduction in treatment session revenue.

Sales and Marketing Expenses

Sales and marketing expenses marginally increased by $0.4 million, or 3%, from $11.6 million for the three months ended March 31, 2024 to $12.0 million for the three months ended March 31, 2025. The increase was primarily due to the addition of the Greenbrook marketing activities.

General and Administrative Expenses

General and administrative expenses increased by $7.1 million, or 118%, from $6.0 million for the three months ended March 31, 2024 to $13.1 million for the three months ended March 31, 2025. The increase was primarily driven by the addition of Greenbrook general and administrative expenses of $6.2 million.

Research and Development Expenses

Research and development expenses decreased by $0.7 million, or 31%, from $2.3 million for the three months ended March 31, 2024 to $1.6 million for the three months ended March 31, 2025. The decrease in research and development was driven by personnel expense savings related to restructuring post-acquisition.

Interest Expense

Interest expense increased by $0.1 million, or 5%, from $1.8 million for the three months ended March 31, 2024 to $1.9 million for the three months ended March 31, 2025 due to an overall increase in interest rate.

Other Income, Net

Other income, net, decreased by $0.6 million from $0.8 million for the three months ended March 31, 2024 to $0.2 million for the three months ended March 31, 2025, primarily as a result of decreased interest income earned on the Company’s money market accounts and notes receivable interest.

Liquidity and Capital Resources

Overview

As of March 31, 2025, we had cash and cash equivalents of $20.2 million and an accumulated deficit of $432.5 million, compared to cash and cash equivalents of $18.5 million and an accumulated deficit of $419.8 million as of December 31, 2024. We incurred negative cash flows from operating activities of $17.0 million and $12.0 million for the three months ended March 31, 2025 and 2024, respectively. We have incurred operating losses since our inception, and we anticipate that our operating losses will lessen in the near term due to revenue growth and the pursuit of ongoing cost efficiencies in connection with our Greenbrook acquisition. The Company’s primary sources of capital to date have been proceeds from its IPO, private placements of its convertible preferred securities, borrowings under its credit facility, proceeds from its secondary public offerings of common stock and revenues from sales of its products. As of March 31, 2025, the Company had $60.0 million of borrowings outstanding under the Perceptive Facility, which has a final maturity on July 25, 2029. The Perceptive Facility is subject to certain financial covenants including a minimum net revenue covenant that escalates over the term of the Perceptive Facility and a minimum liquidity covenant.

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

Our current and future funding requirements will depend on many factors, including:

●	our ability to achieve revenue growth and improve operating margins;
●	compliance with the terms and conditions, including covenants, set forth in our credit facility;
●	the cost of expanding our operations and offerings, including our sales and marketing efforts;
●	our ability to improve or maintain coverage and reimbursement arrangements with domestic third-party and government payors, particularly in Japan;
●	our rate of progress in establishing coverage and reimbursement arrangements from international commercial third-party and government payors;
●	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our products and maintaining or improving our sales to our current customers;
●	the cost of research and development activities, including research and development relating to additional indications of neurohealth disorders;
●	the effect of competing technological and market developments;

●	efficiency of our clinic operations; and
●	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.

As of March 31, 2025, there were no significant changes to our material cash requirements as set forth in our Annual Report on Form 10-K filed with the SEC on March 27, 2025.

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Net Cash used in Operating activities	$(16,993)	$(12,015)
Net Cash (used in) provided by Investing activities	(219)	68
Net Cash provided by Financing activities	18,977	—
Net increase (decrease) in Cash, Cash equivalents and Restricted cash	$1,765	$(11,947)

Net Cash used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $17.0 million, consisting primarily of a net loss of $12.7 million, and an increase in net operating assets of $6.9 million, partially offset by non-cash charges of $2.5 million, primarily consisting of depreciation and amortization and share-based compensation. The increase in net operating assets was primarily due to increases in accounts receivable, and decreases in accounts payable, accrued expenses, prepaid expenses and other assets and prepaid commission expense.

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

Net Cash (used in) provided by Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 was $0.2 million, which was primarily due to purchases of property and equipment and capitalized software costs.

Net cash provided by investing activities for the three months ended March 31, 2024 was $0.1 million. Net cash provided by investing activities for the three months ended March 31, 2024 was primarily due to repayment of notes receivable, partially offset by purchases of property and equipment and capitalized software costs.

Net Cash provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was $19.0 and primarily consisted of net proceeds from our secondary public offering. There were no cash flows from financing activities for the three months ended March 31, 2024.

Indebtedness

For information regarding the Perceptive Facility, refer to “Debt” in Notes to Interim Consolidated Financial Statements located in Part I – FINANCIAL INFORMATION, Item 1. Financial Statements..

Recent Accounting Pronouncements

Refer to “Summary of Significant Accounting Policies” and “Recent Accounting Pronouncements” in Notes to Interim Consolidated Financial Statements located in Part I – FINANCIAL INFORMATION, Item 1. Financial Statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Refer to the information described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025. There have been no material changes to our market risk described therein.

We are continuing to closely monitor macroeconomic impacts, including, but not limited to tariffs, developments affecting financial institutions, supply chains, unemployment rates, investment values, consumer confidence, inflationary and potential recessionary pressures, on our business, results of operations and financial results, which could adversely affect us. Although we do not believe inflation or tariffs have had a material impact on our financial condition, results of operations or cash flows to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin or decrease our operating expenses as a percentage of our revenues if the selling prices of our products do not increase as much or more than our costs increase.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a 15(e) and 15d 15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a 15(b) and 15d 15(b) of the Exchange Act, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10 Q. Based on that evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

Following the acquisition of Greenbrook as noted above, we are in the process of reviewing the internal control structure of Greenbrook and, if necessary, will make appropriate changes as we continue to integrate Greenbrook into our overall internal control over financial reporting process. During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rule 13a 15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings.

We are subject from time to time to various claims and legal actions arising during the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 1A.     Risk Factors.

You should carefully consider the information described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025.

Adverse global economic conditions could have a negative effect on our business, results of operations and financial condition and liquidity.

Sustained uncertainty about, or worsening of, current global economic conditions and further tariffs and escalations of tensions between the U.S. and its trading partners could result in a global economic slowdown and long-term changes to global trade. Such events may also cause patients to reduce, delay or forego spending on medical services, which could negatively affect demand for our products and services and our business, financial condition and results of operations. In addition, these conditions could increase the cost of production, including the cost of machinery, spare parts and other materials used in manufacturing our products, further pressuring margins and adversely impacting our operating performance.

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

10.1◊

Sixth Amendment to Loan and Security Agreement, dated March 7, 2024, by and among SLR Investment Corp. (formerly known as Solar Capital Ltd.), as collateral agent, the lenders listed on the signature pages thereto, and Neuronetics, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 10-K filed on March 8, 2024)

10.2◊

Secured Promissory Note and Guaranty Agreement, dated March 31, 2023, by and among TMS Neurohealth Centers Inc., as maker, Greenbrook TMS Inc. and its subsidiaries, excluding TMS Neurohealth Centers Inc., as guarantors, and Neuronetics, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 4, 2023).

10.3

Credit Agreement and Guaranty, dated July 25, 2024, by and among Neuronetics, Inc., as the borrower, certain Subsidiaries of Neuronetics, Inc. from time to time party thereto, as guarantors, the lenders from time to time party thereto, and PERCEPTIVE CREDIT HOLDINGS IV, LP, in its capacity as the administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 30, 2024)

10.4

Consent and Amendment No. 1 to Credit Agreement and Guaranty and Warrant Certificate dated December 9, 2024 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 10, 2024)

10.5◊

Amendment No. 2 to Credit Agreement and Guaranty by and between the Company, as the borrower, and Perceptive, in its capacities as administrative agent for the lenders and the majority lender dated March 26, 2025 (incorporated by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2025).

10.6

Underwriting Agreement, dated as of February 7, 2025, by and between Neuronetics, Inc. and Canaccord Genuity LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on February 10, 2025).

23.1	Consent of Ballard Spahr LLP (incorporated by reference to Exhibit 23.1 to the Registrant’s Current Report on Form 8-K filed on February 10, 2025)
31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained Exhibit 101).
*	Filed herewith.

◊	Certain portions of this exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC or its staff upon request.
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

NEURONETICS, INC.
(Registrant)
Date: May 06, 2025	By:	/s/ Keith J. Sullivan
	Name:	Keith J. Sullivan
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
Date: May 06, 2025	By:	/s/ Stephen Furlong
	Name:	Stephen Furlong
	Title:	EVP, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)