Form 10-Q
period 2025-06-30
Neuronetics, Inc.
filed 2025-08-05
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number: 001-38546

NEURONETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1051425
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3222 Phoenixville Pike, Malvern, PA	19355
(Address of principal executive offices)	(Zip Code)
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

There were 66,124,820 shares of the registrant’s common stock outstanding as of July 31, 2025.

NEURONETICS, INC.

Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NEURONETICS, INC.

Consolidated Balance Sheets

(Unaudited; In thousands, except per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$10,969	$18,459
Restricted cash and cash equivalents	6,500	1,000
Accounts receivable, net of allowance of credit losses of $920 and $1,930 as of June 30, 2025 and December 31, 2024, respectively	26,116	23,355
Inventory	4,943	4,248
Current portion of net investments in sales-type leases	176	206
Current portion of prepaid commission expense	3,139	3,078
Current portion of notes receivable	527	930
Prepaid expenses and other current assets	3,769	6,846
Total current assets	56,139	58,122
Property and equipment, net	5,324	6,242
Goodwill	19,079	18,634
Intangible assets, net	18,878	19,606
Operating lease right-of-use assets	24,480	27,093
Net investments in sales-type leases	103	86
Prepaid commission expense	8,226	8,902
Long-term notes receivable	334	295
Other assets	2,087	1,923
Total assets	$134,650	$140,903
Liabilities and Equity
Current liabilities:
Accounts payable	$9,725	$11,077
Accrued expenses	10,582	12,818
Current portion of deferred revenue	894	974
Deferred and contingent consideration	1,000	1,000
Other payables	285	605
Current portion of operating lease liabilities	5,317	4,791
Total current liabilities	27,803	31,265
Long-term debt, net	55,539	55,151
Deferred revenue	—	2
Operating lease liabilities	19,801	22,686
Total liabilities	103,143	109,104
Commitments and contingencies (Note 20)
Equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding on June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value: 250,000 shares authorized; 66,113 and 55,679 shares issued and outstanding on June 30, 2025 and December 31, 2024, respectively	661	557
Additional paid-in capital	469,070	446,938
Accumulated deficit	(442,584)	(419,789)
Total Stockholders' equity	27,147	27,706
Non-controlling interest	4,360	4,093
Total equity	31,507	31,799
Total liabilities and equity	$134,650	$140,903

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NEURONETICS, INC.

Consolidated Statements of Operations

(Unaudited; In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$38,108	$16,450	$70,083	$33,867
Cost of revenues	20,350	4,271	36,587	8,600
Gross profit	17,758	12,179	33,496	25,267
Operating expenses:
Sales and marketing	11,868	12,303	23,867	23,943
General and administrative	12,150	6,148	25,287	12,105
Research and development	1,798	2,235	3,414	4,585
Total operating expenses	25,816	20,686	52,568	40,633
Loss from operations	(8,058)	(8,507)	(19,072)	(15,366)
Other (income) expense:
Interest expense	1,969	1,978	3,891	3,804
Other income, net	(188)	(653)	(435)	(1,465)
Net loss	$(9,839)	$(9,832)	$(22,528)	$(17,705)
Less: Net income attributable to non-controlling interest	281	—	267	—
Net loss attributable to Neuronetics stockholders’	$(10,120)	$(9,832)	(22,795)	(17,705)
Net loss per share of common stock outstanding, basic and diluted attributable to Neuronetics stockholders’	$(0.15)	$(0.33)	$(0.36)	$(0.59)
Weighted average common shares outstanding, basic and diluted	66,180	30,052	63,835	29,762

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NEURONETICS, INC.

Consolidated Statements of Changes in Equity

(Unaudited; In thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2023	29,092	$291	$409,980	$(376,081)	$—	$34,190
Share-based awards and options exercises	883	9	(9)	—	—	—
Share-based compensation expense	—	—	1,338	—	—	1,338
Net loss	—	—	—	(7,873)	—	(7,873)
Balance at March 31, 2024	29,975	$300	$411,309	$(383,954)	$—	$27,655
Share-based awards and options exercises	161	1	(1)	—	—	—
Share-based compensation expense	—	—	1,563	—	—	1,563
Net loss	—	—	—	(9,832)	—	(9,832)
Balance at June 30, 2024	30,136	$301	$412,871	$(393,786)	$—	$19,386

Balance at December 31, 2024	55,679	$557	$446,938	$(419,789)	$4,093	$31,799
Share-based awards and options exercises	941	9	(1)	—	—	8
Issuance of common stock, net of issuance costs of $1,731	9,200	92	18,877	—	—	18,969
Share-based compensation expense	—	—	1,444	—	—	1,444
Net loss	—	—	—	(12,675)	(14)	(12,689)
Balance at March 31, 2025	65,820	$658	$467,258	$(432,464)	$4,079	$39,531
Share-based awards and options exercises	293	3	(2)	—	—	1
Share-based compensation expense	—	—	1,814	—	—	1,814
Net income (loss)	—	—	—	(10,120)	281	(9,839)
Balance at June 30, 2025	66,113	$661	$469,070	$(442,584)	$4,360	$31,507

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NEURONETICS, INC.

Consolidated Statements of Cash Flows

(Unaudited; In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from Operating activities:
Net loss	$(22,528)	$(17,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,812	1,115
Allowance for credit losses	83	1,238
Inventory impairment	177	94
Share-based compensation	3,258	2,901
Non-cash interest expense	388	474
Loss on disposal of property and equipment	43	—
Changes in certain assets and liabilities:
Accounts receivable, net	(2,479)	(3,204)
Inventory	(791)	1,844
Net investments in sales-type leases	12	614
Prepaid commission expense	613	(482)
Prepaid expenses and other assets	3,356	683
Accounts payable	(1,803)	(844)
Accrued expenses	(2,236)	(3,359)
Other liabilities	(320)	—
Deferred revenue	(82)	(353)
Net Cash used in Operating activities	(20,497)	(16,984)

Cash flows from Investing activities:
Purchases of property and equipment and capitalized software	(471)	(991)
Repayment of notes receivable	—	940
Net Cash used in Investing activities	(471)	(51)

Cash flows from Financing activities:
Proceeds from the issuance of common stock	20,700	—
Payments of common stock offering issuance costs	(1,731)	—
Proceeds from exercises of stock options	9	—
Net Cash provided by Financing activities	18,978	—
Net decrease in Cash, Cash equivalents and Restricted cash	(1,990)	(17,035)
Cash, Cash equivalents and Restricted cash, Beginning of Period	19,459	59,677
Cash, Cash equivalents and Restricted cash, End of Period	$17,469	$42,642

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	10,969	42,642
Restricted cash and cash equivalents	6,500	—
Total cash, cash equivalents and restricted cash	$17,469	$42,642

Supplemental disclosure of cash flow information:

Cash paid for interest	$3,488	$3,330
Transfer of inventory to property and equipment	36	36
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$6	$193
Reduction of accounts receivable in current and long-term notes receivable	$—	$606

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

1.     DESCRIPTION OF BUSINESS

Neuronetics, Inc. (the “Company” or “Neuronetics” or the “Registrant”) believes that mental health is as important as physical health. As a global leader in neuroscience, the Company is delivering more treatment options to patients and healthcare providers by offering exceptional in-office treatments that produce extraordinary results. The Company’s first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation (“TMS”), to create a pulsed, magnetic resonance imaging (“MRI”)-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the United States (“U.S.”) Food and Drug Administration (the “FDA”) to treat adult patients with major depressive disorder (“MDD”) who have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. It is also cleared by the FDA as an adjunct for adults with obsessive-compulsive disorder (“OCD”) and for adolescent patients aged 15-21 with MDD. It is also cleared by the FDA to decrease anxiety symptoms in adult patients with MDD that may exhibit comorbid anxiety symptoms (anxious depression). In addition to selling the NeuroStar Advanced Therapy System and associated treatment sessions to customers, we operate Greenbrook TMS Inc. (“Greenbrook”) treatment centers (“Treatment Centers”) across the U.S., offering NeuroStar Advanced Therapy. We acquired Greenbrook, a leading provider of mental healthcare services, pursuant to an Arrangement Agreement effective as of December 9, 2024. The NeuroStar Advanced Therapy System is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. Treatment Centers also obtain SPRAVATO® to treat adults with treatment-resistant depression or depressive symptoms in adults suffering from MDD with acute suicidal ideation or behavior.

The Company’s shares continue to trade on the Nasdaq Global Market under the ticker “STIM”.

Liquidity

As of June 30, 2025, the Company had cash and cash equivalents of $11.0 million and an accumulated deficit of $442.6 million. The Company incurred negative cash flows from operating activities of $20.5 million for the six months ended June 30, 2025 and $31.0 million for the year ended December 31, 2024. The Company has incurred operating losses since its inception, and management anticipates that our operating losses will lessen in the near term due to revenue growth and the pursuit of ongoing cost efficiencies in connection with our Greenbrook acquisition. The Company’s primary sources of capital to date have been from its initial public offering (“IPO”), private placements of its convertible preferred securities, borrowings under its credit facility, proceeds from its secondary public offerings of common stock, and revenues from sales of its products. As of June 30, 2025, the Company had $60.0 million of borrowings outstanding under its credit facility, which mature in July 2029.

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

The Company’s ability to meet its liquidity needs is dependent on growth in existing and acquired product lines and the realization of synergies subsequent to its acquisition of Greenbrook. Management believes that the Company’s cash and cash equivalents as of June 30, 2025 and anticipated revenues from sales of our products and services are sufficient to fund the Company’s operations for at least the next 12 months from the issuance of these consolidated financial statements.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

2.     BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification and Accounting Standards Updates (“ASUs”) promulgated by the Financial Accounting Standards Board (the “FASB”).

Basis of Consolidation

The consolidated financial statements of the Company are presented in U.S. dollars and include the accounts of Neuronetics and Greenbrook. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company consolidates entities in which it has a controlling financial interest based on either the variable interest entity (“VIE”) or voting interest (“VOE”) model. The Company is required to first apply the VIE model to determine whether it holds a variable interest in an entity, and if so, whether the entity is a VIE. ASC Topic 810, Consolidation ("Topic 810") defines the criteria for determining the existence of VIEs and provides guidance for consolidation.

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

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared from the books and records of the Company in accordance with U.S. GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”), which permit reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying consolidated balance sheets and consolidated statements of operations and stockholders’ equity and consolidated cash flows have been made. Although these interim consolidated financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements, management believes the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated statement of operations for the three and six months ended June 30, 2025, and the consolidated statements of cash flows for the six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the full year. Unaudited interim consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025, wherein a more complete discussion of significant accounting policies and certain other information can be found.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

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

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

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

In accordance with the acquisition method of accounting for a business combination, the purchase price of $38.8 million was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition as follows (in thousands, except share data):

Consideration transferred:
Common stock	$29,101
Cash consideration	4,175
Settlement of preexisting relationships	5,538
Total consideration transferred	$38,814

Assets acquired and liabilities assumed at fair value:
Cash and Cash Equivalents	$622
Restricted Cash	1,000
Accounts Receivable	8,837
Prepaid Expenses and Other Assets	1,917
Property and Equipment	4,561
Intangible Assets	19,690
Operating Right of Use Asset	24,835
Accounts Payable and Accrued Expenses	(11,502)
Other Payables	(671)
Deferred and Contingent Consideration	(1,000)
Operating Lease Liabilities	(24,442)
Total identifiable net assets	$23,847

Non-controlling interest	(4,112)

Fair value of net assets acquired less noncontrolling interests acquired	$19,735

Goodwill	19,079

$38,814

During the period ended June 30, 2025, the Company recorded adjustments of $0.45 million to the preliminary fair values of the liabilities assumed, and goodwill. These adjustments reflect new information

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

obtained about facts and circumstances that existed as of the acquisition date. The Company will continue to assess and finalize these values during the measurement period.

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

	Unaudited Pro Forma
	three months ended June 30,	six months ended June 30,

	2024	2024
Revenue	$34,575	$67,120
Net loss	$(17,510)	$(35,407)

6.     INTANGIBLE ASSETS

Intangible assets consist of the following as of June 30, 2025 and December 31, 2024 (in thousands):

		As of June 30, 2025
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Management services agreements	17-21 years	$17,100	$(524)	$16,576	19 years
Trade name	5 years	2,590	(288)	2,302	5 years
		$19,690	$(812)	$18,878

		As of December 31, 2024
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Management services agreements	17-21 years	$17,100	$(30)	$17,070	19 years
Trade name	5 years	2,590	(54)	2,536	5 years
		$19,690	$(84)	$19,606

Amortization expense of intangible assets was $0.4 million and $0 for the three months ended June 30, 2025 and 2024, respectively.

Amortization expense of intangible assets was $0.7 million and $0 for the six months ended June 30, 2025 and 2024, respectively.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

Amortization expense over the remaining life of the intangible assets will be recognized as follows (in thousands):

Year	Amortization expense
Remainder of 2025	$729
2026	1,457
2027	1,457
2028	1,457
2029	1,428
Thereafter	12,350
$18,878

7.     FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaids and other current assets, and accounts payable on the Company’s balance sheets approximated their fair values as of June 30, 2025 and December 31, 2024 due to their short-term nature. The carrying values of the Perceptive Facility (as defined below) approximated its fair value as of June 30, 2025 and December 31, 2024 due to its variable interest rate. The carrying value of the Company’s notes receivable approximated its fair value as of June 30, 2025 and December 31, 2024 due to its variable interest rate.

The Perceptive First Amendment (as defined below) included contingently issuable warrants of up to 900,000 shares that did not meet equity classification. Accordingly, the Company classified the warrants as a liability at their fair value and will adjust the warrants to their fair value at each reporting period. At June 30, 2025, the fair value of the liability-classified warrants was de minimis.

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

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as of June 30, 2025 and December 31, 2024 (in thousands):

June 30, 2025
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$428	$428	$428	$—	$—
Money market funds (restricted cash and cash equivalents)	$5,500	$5,500	$5,500	$—	$—

December 31, 2024
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$5,200	$5,200	$5,200	$—	$—

8.     ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net, as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Gross accounts receivable - trade	$27,036	$25,285
Less: Allowances for credit losses	(920)	(1,930)
Accounts receivable, net	$26,116	$23,355

9.     INVENTORY

Inventory is stated at the lower of cost and net realizable value, with cost being determined on a first in, first out basis. The Company’s inventory is primarily comprised of finished goods and work-in-process.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

10.     PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

The following table presents the composition of property and equipment, net, as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Laboratory equipment	$637	$626
Office equipment	495	495
Auto	23	23
Computer equipment and software	843	806
Manufacturing equipment	617	605
Clinical equipment	278	278
Leasehold improvements	1,608	1,608
TMS devices	4,277	4,447
Rental equipment	296	598
Property and equipment, gross	9,074	9,486
Less: Accumulated depreciation	(3,750)	(3,244)
Property and equipment, net	$5,324	$6,242

As of June 30, 2025 and December 31, 2024, the Company had capitalized software costs, net, of $0.6 million and $0.4 million, respectively, which are included in “Prepaid expenses and other current assets” and “Other assets” on the balance sheets.

Depreciation and amortization expense related to property and equipment and capitalized software costs was $0.5 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively, and $1.1 million and $1.1 million for the six months ended June 30, 2025 and 2024, respectively.

11.     NOTES RECEIVABLE

Greenbrook TMS Inc.

On March 31, 2023, the Company entered into a Secured Promissory Note and Guaranty Agreement (the “Promissory Note”) with TMS Neurohealth Centers Inc. (the “Maker”) and Greenbrook TMS Inc. and its subsidiaries, excluding the Maker, in the principal amount of $6.0 million for a period of four years.

The Promissory Note interest rate equaled the sum of (a) the floating interest rate of daily secured overnight financing rate as administered by the Federal Reserve Bank of New York on its website plus (b) 7.65%.

Effective as of December 9, 2024, pursuant to the Arrangement, the Promissory Note outstanding principal amount of $3.6 million was settled and recorded as additional purchase consideration.

Interest income recognized by the Company related to notes receivable was $0 and $0.2 million for the three months ended June 30, 2025 and 2024, respectively. Interest income recognized by the Company related to notes receivable was $0 and $0.3 million for the six months ended June 30, 2025 and 2024, respectively, and is included within other income, net on the consolidated statements of operations.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

12.     LEASES

Lessee:

The Company has operating leases for its corporate headquarters, treatment centers, a training facility, and office equipment, including copiers. The corporate headquarters is located in Malvern, Pennsylvania, where the Company leases an approximately 42,000 square foot facility comprising office and warehouse space.

In the second quarter of 2025, the Company executed a lease modification for this facility, extending the lease term through June 2033 for 32,000 square feet of the premises.

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

Operating lease rent expense was $2.1 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively and $4.4 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the weighted average remaining lease term of operating leases was 5.5 years and the weighted average discount rate was 12.3%.

The following table presents the supplemental cash flow information as a lessee related to leases (in thousands):

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,983	$531

The following table sets forth by year the required future payments of operating lease liabilities (in thousands):

Amount
Remainder of 2025	$3,816
2026	7,629
2027	6,245
2028	4,583
2029	3,898
Thereafter	9,082
Total lease payments	35,253
Less imputed interest	(10,135)
Present value of operating lease liabilities	$25,118

Lessor sales-type leases:

Certain customers have purchased NeuroStar Advanced Therapy Systems on a rent-to-own basis. The lease term is two or four years with a customer option to purchase the NeuroStar Advanced Therapy System at the end of the lease or automatic transfer of ownership of the NeuroStar Advanced Therapy System at the end of the lease.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

The following table sets forth a maturity analysis of the undiscounted lease receivables related to sales-type leases (in thousands):

June 30, 2025
Remainder of 2025	$102
2026	147
2027	30
Total sales-type lease receivables	$279

As of June 30, 2025 and December 31, 2024 the carrying amount of the lease receivables was $0.3 million. The Company does not have any unguaranteed residual assets.

Lessor operating leases:

NeuroStar Advanced Therapy Systems sold for which collection is not probable are accounted for as operating leases. For the three months ended June 30, 2025 and 2024, the Company recognized operating lease income of $0.05 million and $0.03 million, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized operating lease income of $0.1 million.

The Company maintained rental equipment, net, of $0.1 million and $0.3 million as of June 30, 2025 and December 31, 2024, respectively, which are included in property and equipment, net on the consolidated balance sheets. Rental equipment depreciation expense was $0.14 million and $0.02 million for the three months ended June 30, 2025 and 2024, respectively and $0.16 million and $0.05 million for the six months ended June 30, 2025 and 2024, respectively.

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

On the Company’s consolidated balance sheets, the current portion of capitalized contract costs is represented by the current portion of prepaid commission expense, while the long-term portion is included in prepaid commission expense. Amortization expense was $0.8 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively, and $1.6 million and $1.4 million for the six months ended June 30, 2025 and 2024, respectively.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

14.     ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Compensation and related benefits	$7,049	$7,952
Consulting and professional fees	968	1,579
Research and development expenses	344	421
Sales and marketing expenses	312	523
Warranty	190	232
Sales and other taxes payable	562	619
Other	1,157	1,492
Accrued expenses	$10,582	$12,818

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

As of June 30, 2025, the Company expects to recognize approximately the following percentages of deferred revenue by year:

Revenue
Year:	Recognition
Remainder of 2025	75%
2026	25%
Total	100%

Revenue recognized for the three months ended June 30, 2025 and 2024 that was included in the contract liability balance at the beginning of the year was $0.3 million and $0.4 million, respectively. Revenue recognized for the six months ended June 30, 2025 and 2024 that was included in the contract liability balance at the beginning of the year was $0.9 million and $1.1 million, respectively, and primarily represented revenue earned from separately priced extended warranties, customer deposits, milestone revenue, and clinical training.

Customers

Significant customers are those that represent more than 10% of the Company’s total revenue. For the three months ended June 30, 2024, one customer accounted for 14% of the Company’s revenue. For the six months ended June 30, 2024, one customer accounted for 13% of the Company’s revenue. Following the acquisition of Greenbrook, there are no significant customers for the three and six months period ended June 30, 2025.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

Geographical information

The following geographic data includes revenue generated from the Company’s third-party distributors. The Company’s revenue was generated in the following geographic regions and by product line for the periods indicated:

	Revenues by Geography
	Three Months Ended June 30,
	2025		2024
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
U.S.	$37,656	99%	$16,130	98%
International	452	1%	320	2%
Total revenues	$38,108	100%	$16,450	100%

	U.S. Revenues by Product Category
	Three Months Ended June 30,
	2025		2024
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$3,484	9%	$4,000	25%
Treatment sessions	10,773	29%	11,660	72%
Clinic revenue	23,024	61%	—	—%
Other	375	1%	470	3%
Total U.S. revenues	$37,656	100%	$16,130	100%

	International Revenues by Product Category
	Three Months Ended June 30,
	2025		2024
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$162	36%	$—	-%
Treatment sessions	280	62%	139	43%
Other	10	2%	181	57%
Total international revenues	$452	100%	$320	100%

	Revenues by Geography
	Six Months Ended June 30,
	2025		2024
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
U.S.	$69,139	99%	$32,923	97%
International	944	1%	944	3%
Total revenues	$70,083	100%	$33,867	100%

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

	U.S. Revenues by Product Category
	Six Months Ended June 30,
	2025		2024
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$6,330	9%	$7,310	22%
Treatment sessions	20,385	30%	24,648	75%
Clinic revenue	41,683	60%	—	—%
Other	741	1%	965	3%
Total U.S. revenues	$69,139	100%	$32,923	100%

	International Revenues by Product Category
	Six Months Ended June 30,
	2025		2024
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$326	35%	$259	27%
Treatment sessions	430	45%	309	33%
Other	188	20%	376	40%
Total international revenues	$944	100%	$944	100%

16.     DEBT

The following table presents the composition of debt as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Outstanding principal	$60,000	$60,000
Less debt discounts	(4,461)	(4,849)
Total debt, net	55,539	55,151
Less current portion	—	—
Long-term debt, net	$55,539	$55,151

For the three months ended June 30, 2025, the Company recognized interest expense of $2.0 million, of which $1.8 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs. For the three months ended June 30, 2024, the Company recognized interest expense of $2.0 million, of which $1.7 million was cash and $0.3 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

For the six months ended June 30, 2025, the Company recognized interest expense of $3.9 million, of which $3.5 million was cash and $0.4 million was non-cash interest expense related to the amortization of deferred debt issuance costs. For the six months ended June 30, 2024, the Company recognized interest expense of $3.8 million, of which $3.3 million was cash and $0.5 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

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

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

The Perceptive Facility permits the Company to borrow up to an aggregate amount of $90.0 million in three tranches of term loans, a “Tranche 1 Loan”, a “Tranche 2 Loan” and a “Tranche 3 Loan.” On July 25, 2024, the Company borrowed an aggregate amount of $50.0 million, which was the aggregate amount available under the Tranche 1 Loan. Under the Tranche 2 Loan portion of the Perceptive Facility, the Company is permitted to borrow, at its election, up to an aggregate amount of $15.0 million, (i) upon the Company achieving a specified amount of trailing twelve months net revenue, and (ii) assuming there has been no event of default under the Perceptive Facility prior to such election. The Tranche 2 Loan must be borrowed on or before January 31, 2026. Under the Tranche 3 Loan, the Company may request to borrow, at the consent of the Majority Lenders (as defined in the Perceptive Facility), up to an aggregate amount of $25.0 million. The Tranche 3 Loan is available until June 30, 2026. There are no scheduled repayments of the principal on the Tranche 1 Loan, Tranche 2 Loan and Tranche 3 Loan prior to the maturity date. All amounts borrowed under the Perceptive Facility are due on July 25, 2029.

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

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

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

As of June 30, 2025, the Company had $60.0 million of borrowings outstanding under the Perceptive Facility, which has a final maturity in July 2029. The interest rate on borrowings under the credit facility is variable and resets monthly.

The Company was in compliance with the covenants under the Perceptive Facility as of June 30, 2025.

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

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

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

Common Stock

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Shares of common stock issued	66,113	55,679
Shares of common stock reserved for issuance for:
Common stock warrants outstanding	1,725	1,725
Stock options outstanding	1,223	1,237
Restricted stock units outstanding	5,267	5,253
Shares available for grant under stock incentive plans	4,541	3,596
Shares available for sale under employee stock purchase plan	2,181	1,624
Total shares of common stock issued and reserved for issuance	81,050	69,114

Common Stock Warrants

The following table summarizes the Company’s outstanding common stock warrants as of June 30, 2025 and December 31, 2024:

Warrants
Outstanding
(in thousands)	Exercise Price	Expiration Date
1,125	$0.94	July-2034
600	$0.94	Dec-2034
1,725

There have been no grants, exercises, or cancellations of warrants during the three and six months ended June 30, 2025 and 2024.

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

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

dilutive. Dilutive common stock equivalents potentially include warrants, stock options, non-vested restricted stock units and non-vested performance restricted stock units (“PRSUs”) using the treasury stock method, along with the effect, if any, from the potential conversion of outstanding securities, such as convertible preferred stock.

The following potentially dilutive securities outstanding as of June 30, 2025 and 2024 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	June 30,
	2025	2024
Stock options	1,223	1,258
Non-vested PRSUs	1,622	395
Non-vested restricted stock units	3,645	3,038
Common stock warrants	1,725	21

19.     SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$47	$37	$74	71
Sales and marketing	377	359	461	709
General and administrative	1,214	976	2,371	1,753
Research and development	176	191	352	368
Total	$1,814	$1,563	$3,258	$2,901

2018 Equity Incentive Plan

In June 2018, the Company adopted the 2018 Equity Incentive Plan, (the “2018 Plan”), which authorized the issuance of up to 1.4 million shares, subject to an annual 4% increase based on the number of shares of common stock outstanding, in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. Effective as of December 9, 2024, the Company authorized the issuance of up to 5,592,670 shares under the 2018 Plan. The amount and terms of grants are determined by the Company’s board of directors. All stock options granted to date have had exercise prices equal to the fair value, as determined by the closing price as reported by the Nasdaq Global Market, of the underlying common stock on the date of grant. The contractual term of stock options is up to 10 years, and stock options are exercisable in cash or as otherwise determined by the Company’s board of directors. Generally, stock options vest 25% upon the first anniversary of the date of grant and the remainder ratably monthly thereafter for 36 months. Restricted stock units generally vest ratably in three equal installments on the first, second and third anniversaries of the grant date. PRSUs generally vest based on attainment of performance metrics, such as achievement of cash flow breakeven or retention of key employees as determined by the Company’s board of directors. The fair value of the PRSUs are determined using a risk neutral Monte Carlo simulation valuation model. As of June 30, 2025, there were 3.9 million shares available for future issuance under the 2018 Plan.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

2020 Inducement Incentive Plan

In December 2020, the Company adopted the 2020 Inducement Incentive Plan (the “2020 Plan”), which authorized the issuance of up to 0.4 million shares, subject to increase by approval of the Company’s board of directors, in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock awards to eligible employees who satisfy the standards for inducement grants under Nasdaq Global Market rules. In March 2022, the Company’s board of directors approved an additional 0.5 million shares for the issuance under the 2020 Plan. Effective as of December 9, 2024, the Company authorized the issuance of up to 1,400,000 shares under the 2020 Plan. An individual who previously served as an employee or director of the Company is not eligible to receive awards under the 2020 Plan. The amount and terms of grants are determined by the Company’s board of directors. As of June 30, 2025, there were 0.6 million shares available for future issuance under the 2020 Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2025:

			Weighted	Aggregate
	Number of	Weighted	average	average
	Shares under	average	Remaining	Intrinsic
	Option	Exercise Price	Contractual	Value
	(in thousands)	per Option	Life (in years)	(in thousands)
Outstanding at December 31, 2024	1,237	$3.75
Granted	—	$—
Exercised	(5)	$1.62
Forfeited and Expired	(9)	$6.33
Outstanding at June 30, 2025	1,223	$3.74	4.6	$1,421
Exercisable at June 30, 2025	1,223	$3.74	4.6	$1,421
Vested and expected to vest at June 30, 2025	1,223	$3.74	4.6	$1,421

The Company recognized share-based compensation expense related to stock options of $0 and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $0 and $0.1 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was no remaining unrecognized compensation cost related to non-vested stock options.

For the six months ended June 30, 2025 the Company did not grant stock options.

Restricted Stock Units and PRSUs

The following table summarizes the Company’s restricted stock unit and PRSU activity for June 30, 2025:

	Non-vested	Weighted	Non-vested	Weighted
	Restricted	average	PRSUs	average
	Stock Units	Grant-date		Grant-date
	(in thousands)	Fair Value	(in thousands)	Fair Value
Non-vested at December 31, 2024	3,553	$3.10	1,700	$2.45
Granted	1,955	$4.31	398	$4.34
Vested	(1,273)	$3.62	—	$—
Forfeited	(590)	$3.03	(476)	$1.33
Non-vested at June 30, 2025	3,645	$3.58	1,622	$3.24

The Company recognized $1.8 million and $1.5 million in share-based compensation expense related to the restricted stock units and PRSUs for the three months ended June 30, 2025 and 2024, respectively, and $3.3 million and $2.8 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025,

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

there was $12.6 million of unrecognized compensation cost related to non-vested restricted stock units and PRSUs, which the Company expects to recognize over a weighted average period of 2.2 years. The total fair value at the vesting date of restricted stock units and PRSUs vested during the six months ended June 30, 2025 was $4.4 million.

During the period ended June 30, 2025, the Company granted PRSUs to certain key employees, with vesting subject to the recipient’s continued service with the Company through the applicable vesting date and the achievement of certain performance conditions as outlined in the award document. The awards are subject to the Company’s 2018 Plan

The Company offers our board of directors and certain employees the opportunity to defer restricted stock units into an equity-based deferred equity compensation plan (the “RSUDEP”). Benefits from the RSUDEP are payable in shares of the Company’s stock and the awards under the RSUDEP are unfunded to the plans’ participants. Restricted stock units deferred under the RSUDEP are counted against the total shares available for future issuance under the 2018 Plan. As at June 30, 2025, there were 0.3 million shares deferred under this plan.

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

On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The legislations have multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures. We are in the process of evaluating the impact of the Act to our Consolidated Financial Statements.

21.     SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company currently operates in one business segment focused on the sale and delivery of TMS products and clinical services that improve the quality of life for people suffering from neurohealth disorders. The CODM is the Company’s chief executive officer.

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

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

as total consolidated assets with particular emphasis on the Company’s available liquidity, including its cash and cash equivalents and restricted cash.

The following table illustrates information about reported segment revenue, measures of a segment’s profit or loss, significant segment expenses, and measure of a segment's assets for the current reporting period.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$38,108	$16,450	$70,083	$33,867
Cost of revenues	20,350	4,271	36,587	8,600
Segment Gross profit	$17,758	$12,179	$33,496	$25,267

Personnel	$17,489	$12,450	$35,165	$24,588
Marketing	2,692	2,474	5,629	4,702
Research and development	458	623	713	1,423
Professional fees	1,221	1,197	2,666	2,300
Other segment expenses (a)	3,956	3,943	8,395	7,621
Segment income/(loss)	$(8,058)	$(8,507)	$(19,072)	$(15,366)

Unallocated
Interest expense	1,969	1,978	3,891	3,804
Other income, net	$(188)	(653)	$(435)	(1,465)

Net income/ (loss)	$(9,839)	$(9,832)	$(22,528)	$(17,705)

(a)	Other segment expenses include travel and entertainment, bad debt, depreciation and amortization, insurance, rent, and other costs.

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

There were no changes in the Company’s non-wholly owned entities in the three and six month periods ended June 30, 2025.

23.     GOVERNMENT ASSISTANCE

Employee Retention Credit

The Coronavirus Aid, Relief and Economic Security Act provided an Employee Retention Credit (the “ERC”), which was a refundable tax credit related to certain payroll taxes. The Company applied the grant model and determined that the criteria for recognition of the ERC was met during the year ended December 31, 2023 based on the Company’s determination of eligibility and filing of the ERC claim. As of December 31, 2024, the $2.9 million ERC receivable was reported within prepaid expenses and other current assets on the Company’s consolidated balance sheets.

The entire balance of the ERC receivable was received during the six months ended June 30, 2025.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

24.     SUBSEQUENT EVENTS

On July 3, 2025, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time through an “at the market” equity offering program (the “ATM Program”). Sales under the Distribution Agreement, if any, will be made pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-288526), and a related prospectus and prospectus supplement.

The Company intends to use any net proceeds from the ATM Program for general corporate purposes, which may include working capital, capital expenditures, research and development, and potential strategic acquisitions.

No shares have been issued under the ATM Program as of the date of this filing.

On July 15, 2025, the Company’s board of directors appointed Steven Pfanstiel as the Company’s Executive Vice President, Chief Financial Officer, and Treasurer. Subsequent to Mr. Pfanstiel’s appointment as Chief Financial Officer of the Company on July 15, 2025, the separation of service date from the Company for Stephen Furlong, Executive Vice President and Senior Advisor to the CEO, was accelerated to August 1, 2025.

On August 1, 2025, the Company entered into Amendment No. 3 to Credit Agreement and Guaranty (the “Amendment”). The Amendment amends the Perceptive Facility to (i) borrow a Tranche 2A Loan in a principal amount of $10,000,000 on the date of the Amendment, (ii) lower the minimum liquidity balance requirement to $2,000,000 through September 30, 2026, and (iii) issue Perceptive a warrant certificate exercisable into 225,000 shares of the Company’s common stock.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations, as well as other sections in this Quarterly Report on Form 10 Q, should be read in conjunction with our unaudited interim consolidated financial statements and related notes thereto included elsewhere herein. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Overview

We believe that mental health is as important as physical health. As a global leader in neuroscience, we are delivering more treatment options to patients and healthcare providers by offering exceptional in-office treatments that produce extraordinary results. Our first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses TMS to create a pulsed, MRI-

strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the FDA to treat adult patients with MDD that have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. It is also cleared by the FDA as an adjunct for adults with OCD and for adolescent patients aged 15-21 with MDD. The NeuroStar Advanced Therapy System is also available in other parts of the world. NeuroStar Advanced Therapy System is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We believe we are the market leader in TMS therapy based on over 209,215 global patients treated with over 7.6 million of our treatment sessions through June 30, 2025. We generated revenues of $38.1 million and $16.5 million for the three months ended June 30, 2025 and 2024, respectively, and $70.1 million and $33.9 million for the six months ended June 30, 2025 and 2024, respectively.

We designed the NeuroStar Advanced Therapy System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of existing treatment options. Additionally through our acquisition of Greenbrook, we now derive revenue directly from our treatment centers, by providing TMS therapy and SPRAVATO for MDD and other mental health disorders. We derive the majority of our revenues from clinic revenue.

We generate revenues from initial capital sales of our systems, sales of our recurring treatment sessions and from service and repair and extended warranty contracts.

For the three months ended June 30, 2025, revenues from sales of our clinic revenue, treatment sessions and NeuroStar Advanced Therapy Systems represented 61%, 29% and 9% of our U.S. revenues, respectively. For the six months ended June 30, 2025, revenues from sales of our clinic revenue, treatment sessions and NeuroStar Advanced Therapy Systems represented 60%, 29% and 9% of our U.S. revenues, respectively.

Clinic revenue consists of revenue attributable to the performance of treatments to patients in 15 states in the U.S. In circumstances where the net patient fees have not yet been received, the amount of revenue recognized is estimated based on an expected value approach. Due to the nature of the industry and complexity of our clinic revenue arrangements, where price lists are subject to the discretion of payors, variable consideration exists that may result in price concessions and constraints to the transaction price for the services rendered.

Clinic revenue reimbursements are derived from third-party payors including federal and state agencies (under the Medicare programs), managed care health plans and commercial insurance companies.

We currently sell our NeuroStar Advanced Therapy System and recurring treatment sessions in the U.S. through our sales and customer support team. Our sales force targets an estimated 53,000 psychiatrists across 26,000 practices. We expect to continue to expand our direct sales and customer support team to further penetrate the market by demonstrating the benefits of our NeuroStar Advanced Therapy System to psychiatrists and their MDD patients. Some of our customers have purchased or may purchase more than one NeuroStar Advanced Therapy System. Based on our commercial data, we believe psychiatrists can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients. We believe psychiatrists can generate approximately $8,500 of average revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We have a diverse customer base of psychiatrists in group psychiatric practices in the U.S. Patients are reimbursed by federal healthcare programs and the vast majority of commercial payors in the U.S. for treatment sessions utilizing our NeuroStar Advanced Therapy System. For the three months ended June 30, 2024, one customer, Greenbrook, accounted for 14% of the Company’s revenue. Following the acquisition of Greenbrook, there are no significant customers.

We market our products in a few select markets outside the U.S. through independent distributors. International revenues represented 1% and 2% of our total revenues for the three months ended

June 30, 2025 and 2024, respectively and 1% and 3% for the six months ended June 30, 2025 and 2024, respectively. We expect our international revenues to decrease as a percentage of our total revenue.

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

Total revenues increased by $21.6 million, or 132%, from $16.5 million for the three months ended June 30, 2024 to $38.1 million for the three months ended June 30, 2025 and increased by $36.2 million, or 107%, from $33.9 million for the six months ended June 30, 2024 to $70.1 million for the six months ended June 30, 2025. The increase was primarily attributable to an increase in clinic revenue.

We incurred net losses of $9.8 million and $22.5 million for the three and six months ended June 30, 2025 compared to net losses of $9.8 million and $17.7 million for three and six months ended June 30, 2024. As of June 30, 2025, we had an accumulated deficit of $442.6 million.

Global Economic Conditions

We are continuing to closely monitor macroeconomic impacts, including, but not limited to, developments affecting financial institutions, supply chains, trade and tariff policy, unemployment rates, investment values, consumer confidence, inflationary and potential recessionary pressures, on our business, results of operations and financial results, which could adversely affect us.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, including salaries and related benefits, share-based compensation and travel expenses, for employees in executive, finance, information technology, legal, compliance and human resource functions. General and administrative expenses also include the cost of insurance, outside legal fees, accounting and other consulting services, audit fees from our independent registered public accounting firm, board of directors fees and other administrative costs, such as corporate facility costs, including rent, utilities, depreciation and maintenance not otherwise included in cost of revenues.

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

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

	Three Months Ended
	June 30,		Increase / (Decrease)
	2025	2024	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$38,108	$16,450	$21,658	132%
Cost of revenues	20,350	4,271	16,079	376%
Gross Profit	17,758	12,179	5,579	46%
Gross Margin	46.6%	74.0%

Operating expenses:
Sales and marketing	11,868	12,303	(435)	(4)%
General and administrative	12,150	6,148	6,002	98%
Research and development	1,798	2,235	(437)	(20)%
Total operating expenses	25,816	20,686	5,130	25%
Loss from Operations	(8,058)	(8,507)	449	5%
Other (income) expense:
Interest expense	1,969	1,978	(9)	(0)%
Other income, net	(188)	(653)	465	(71)%
Net Loss	$(9,839)	$(9,832)	$(7)	(0)%

	Revenues by Geography
	Three Months Ended June 30,
	2025		2024
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
U.S.	$37,656	99%	$16,130	98%
International	452	1%	320	2%
Total revenues	$38,108	100%	$16,450	100%

	U.S. Revenues by Product Category
	Three Months Ended June 30,
	2025		2024
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$3,484	9%	$4,000	25%
Treatment sessions	10,773	29%	11,660	72%
Clinic revenue	23,024	61%	—	—%
Other	375	1%	470	3%
Total U.S. revenues	$37,656	100%	$16,130	100%

Revenues

Total revenue for the three months ended June 30, 2025 was $38.1 million, an increase of 132% compared to the three months ended June 30, 2024 revenue of $16.5 million. During the quarter, total U.S. revenue increased by 133% and international revenue decreased marginally compared to prior year quarter.

The revenue growth was primarily due to the inclusion of clinic revenue of $23.0 million as a result of the acquisition of Greenbrook, partially offset by the absence of sales to Greenbrook of $2.3 million. Additionally, revenue from customers excluding Greenbrook increased by $0.9 million, driven by higher sales of treatment sessions.

U.S. NeuroStar Advanced Therapy System revenue for the three months ended June 30, 2025 was $3.5 million, a decrease of 13% compared to the three months ended June 30, 2024 revenue of $4.0 million. For the three months ended June 30, 2025 and 2024, the Company sold 41 and 49 systems, respectively, that were recognized as NeuroStar Advanced Therapy System capital revenue during each period. While the number of systems decreased, the average selling price per system increased by 6%.

U.S. treatment session revenue for the three months ended June 30, 2025 was $10.8 million, a decrease of 8% compared to the three months ended June 30, 2024 revenue of $11.7 million. The decline was primarily attributable to the absence of $2.1 million in treatment session revenue to Greenbrook associated with the prior year quarter, which was partially offset by an increase in treatment session volume with other customers, over the prior year quarter.

Cost of Revenues and Gross Margin

Cost of revenues increased by $16.1 million, or 376%, from $4.3 million for the three months ended June 30, 2024 to $20.4 million for the three months ended June 30, 2025. Gross margin decreased from 74.0% for the three months ended June 30, 2024 to 46.6% for the three months ended June 30, 2025. The decrease in gross margin was primarily a result of the inclusion of Greenbrook’s clinic business and reduction in treatment session revenue.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $0.4 million, or 4%, from $12.3 million for the three months ended June 30, 2024 to $11.9 million for the three months ended June 30, 2025. The decrease was primarily due to lower bad debt expense, partially offset by higher marketing program spend due to the inclusion of Greenbrook marketing.

General and Administrative Expenses

General and administrative expenses increased by $6.1 million, or 98%, from $6.1 million for the three months ended June 30, 2024 to $12.2 million for the three months ended June 30, 2025. The increase was primarily driven by the addition of Greenbrook general and administrative expenses of $6.1 million.

Research and Development Expenses

Research and development expenses decreased by $0.4 million, or 20%, from $2.2 million for the three months ended June 30, 2024 to $1.8 million for the three months ended June 30, 2025. The decrease in research and development was driven by personnel expense savings related to restructuring after the Company’s acquisition of Greenbrook.

Interest Expense

Interest expense was marginally consistent at $2.0 million for the three months ended June 30, 2025 and June 30, 2024.

Other Income, Net

Other income, net decreased by $0.5 million, or 71%, from $0.7 million for the three months ended June 30, 2024 to $0.2 million for the three months ended June 30, 2025, primarily as a result of decreased interest income earned on the Company’s money market accounts and notes receivable interest.

Comparison of the six months ended June 30, 2025 and 2024

	Six Months Ended
	June 30,		Increase / (Decrease)
	2025	2024	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$70,083	$33,867	$36,216	107%
Cost of revenues	36,587	8,600	27,987	325%
Gross Profit	33,496	25,267	8,229	33%
Gross Margin	47.8%	74.6%

Operating expenses:
Sales and marketing	23,867	23,943	(76)	(0)%
General and administrative	25,287	12,105	13,182	109%
Research and development	3,414	4,585	(1,171)	(26)%
Total operating expenses	52,568	40,633	11,935	29%
Loss from Operations	(19,072)	(15,366)	(3,706)	(24)%
Other (income) expense:
Interest expense	3,891	3,804	87	2%
Other income, net	(435)	(1,465)	1,030	70%
Net Loss	$(22,528)	$(17,705)	$(4,823)	(27)%

	Revenues by Geography
	Six Months Ended June 30,
	2025		2024
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$69,139	99%	$32,923	97%
International	944	1%	944	3%
Total revenues	$70,083	100%	$33,867	100%

	U.S. Revenues by Product Category
	Six Months Ended June 30,
	2025		2024
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$6,330	9%	$7,310	22%
Treatment sessions	20,385	30%	24,648	75%
Clinic revenue	41,683	60	—	—
Other	741	1%	965	3%
Total U.S. revenues	$69,139	100%	$32,923	100%

Total revenue for the six months ended June 30, 2025 was $70.1 million, an increase of 107% compared to the six months ended June 30, 2024 revenue of $33.9 million. During the six months ended June 30, 2025, total U.S. revenue increased by 110% and international revenue remained consistent period over period.

The revenue growth was primarily due to the inclusion of clinic revenue of $ 41.7 million as a result of the acquisition of Greenbrook, partially offset by the absence of sales to Greenbrook of $5.2 million and a $0.3 million decline in sales of NeuroStar Advanced Therapy Systems and treatment session revenue to customers other than Greenbrook.

U.S. NeuroStar Advanced Therapy System revenue for the six months ended June 30, 2025 was $6.3 million, a decrease of 13% compared to the six months ended June 30, 2024 revenue of $7.3 million. For the six months ended June 30, 2025 and 2024, the Company sold 72 and 89 systems, respectively, that were recognized as NeuroStar Advanced Therapy System capital revenue during each period. Additionally, for the six months ended June 30, 2024 the Company executed 1 operating lease agreement which contributed to operating lease revenue. While the number of systems decreased, the average selling price per system increased by 7%.

U.S. treatment session revenue for the six months ended June 30, 2025 was $20.4 million, a decrease of 17% compared to the six months ended June 30, 2024 revenue of $24.6 million. The decline was primarily attributable to the absence of $4.9 million in treatment session revenue to Greenbrook associated with the prior year quarter which was partially offset by an increase in treatment session volume with other customers, over the prior year quarter.

Cost of Revenues and Gross Margin

Cost of revenues increased by $28.0 million, or 325%, from $8.6 million for the six months ended June 30, 2024 to $36.6 million for the six months ended June 30, 2025. Gross margin decreased from 74.6% for the six months ended June 30, 2024 to 47.8% for the six months ended June 30, 2025. The decrease in gross margin was primarily a result of the inclusion of Greenbrook’s clinic business and reduction in treatment session revenue.

Sales and Marketing Expenses

Sales and marketing expenses were consistent at $23.9 million for the six months ended June 30, 2025 and 2024.

General and Administrative Expenses

General and administrative expenses increased by $13.2 million, or 109% from $12.1 million for the six months ended June 30, 2025 to $25.3 million for the six months ended June 30, 2024. The increase was primarily driven by the addition of Greenbrook general and administrative expense of $12.6 million.

Research and Development Expenses

Research and development expenses decreased by $1.2 million, or 26%, from $4.6 million for the six months ended June 30, 2024 to $3.4 million for the six months ended June 30, 2025. The decrease in research and development was driven by personnel expense savings related to restructuring after the Company’s acquisition of Greenbrook.

Interest Expense

Interest expense was marginally consistent at $3.8 million for the six months ended June 30, 2025 and 2024.

Other Income, Net

Other income, net decreased by $1.1 million from $1.5 million for the six months ended June 30, 2024 to $0.4 million for the six months ended June 30, 2025, primarily as a result of decreased interest income earned on the Company’s money market accounts and notes receivable interest.

Liquidity and Capital Resources

Overview

As of June 30, 2025, we had cash and cash equivalents of $11.0 million and an accumulated deficit of $442.6 million, compared to cash and cash equivalents of $18.5 million and an accumulated deficit of $419.8 million as of December 31, 2024. We incurred negative cash flows from operating activities of $20.5 million and $17.0 million for the six months ended June 30, 2025 and 2024, respectively. We have incurred operating losses since our inception, and we anticipate that our operating losses will lessen in the near term due to revenue growth and the pursuit of ongoing cost efficiencies in connection with our Greenbrook acquisition. The Company’s primary sources of capital to date have been proceeds from its IPO, private placements of its convertible preferred securities, borrowings under its credit facility, proceeds from its secondary public offerings of common stock and revenues from sales of its products. As of June 30, 2025, the Company had $60.0 million of borrowings outstanding under the Perceptive Facility, which have a final maturity on July 25, 2029. The Perceptive Facility is subject to certain financial covenants including a minimum net revenue covenant that escalates over the term of the Perceptive Facility and a minimum liquidity covenant.

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

As of June 30, 2025, there were no significant changes to our material cash requirements as set forth in our Annual Report on Form 10-K filed with the SEC on March 27, 2025.

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Net Cash used in Operating activities	$(20,497)	$(16,984)
Net Cash used in Investing activities	(471)	(51)
Net Cash provided by Financing activities	18,978	—
Net decrease in Cash, Cash equivalents and Restricted cash	$(1,990)	$(17,035)

Net Cash used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $20.5 million, consisting primarily of a net loss of $22.5 million and an increase in net operating assets of $3.7 million, offset by non-cash charges of $5.7 million primarily consisting of depreciation and amortization and share-based compensation. The increase in net operating assets was primarily due to increases in accounts receivable, and decreases in accounts payable, accrued expenses, prepaid expenses and other assets and prepaid commission expense.

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

Net Cash used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 was $0.5 million, which was attributable to purchases of property and equipment and capitalized software costs.

Net cash used in investing activities for the six months ended June 30, 2024 was $0.1 million, which was attributable to purchase of property and equipment and capitalized software costs, partially offset by the repayment of notes receivable.

Net Cash provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $19.0 million and primarily consisted of net proceeds from our secondary public offering. There were no cash flows from financing activities for the six months ended June 30, 2024.

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

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a 15(e) and 15d 15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a 15(b) and 15d 15(b) of the Exchange Act, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

Following the acquisition of Greenbrook, we are in the process of reviewing the internal control structure of Greenbrook and, if necessary, will make appropriate changes as we continue to integrate Greenbrook into our overall internal control over financial reporting process. During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rule 13a 15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings.

We are subject from time to time to various claims and legal actions arising during the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 1A.     Risk Factors.

You should carefully consider the information described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025 and Quarterly Report on Form 10-Q filed with the SEC on May 6, 2025.

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

Exhibit Number	Description

4.1	Form of Indenture, between the Registrant and one or more trustees to be named (incorporated by reference to Exhibit 1.1 to the Registrant’s Form S-3 File No. 333-288526 filed on July 3, 2025).
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

10.3◊

Credit Agreement and Guaranty, dated July 25, 2024, by and among Neuronetics, Inc., as the borrower, certain Subsidiaries of Neuronetics, Inc. from time to time party thereto, as guarantors, the lenders from time to time party thereto, and PERCEPTIVE CREDIT HOLDINGS IV, LP, in its capacity as the administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 30, 2024).

10.4

Consent and Amendment No. 1 to Credit Agreement and Guaranty and Warrant Certificate dated December 9, 2024 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 10, 2024).

10.5◊

Amendment No. 2 to Credit Agreement and Guaranty by and between the Company, as the borrower, and Perceptive, in its capacities as administrative agent for the lenders and the majority lender dated March 26, 2025 (incorporated by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2025).

10.6*

Amendment No. 3 to Credit Agreement and Guaranty by and between the Company, as the borrower, and Perceptive, in its capacities as administrative agent for the lenders and the majority lender dated August 4, 2025 (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 8-K filed on August 5, 2025).

10.7

Underwriting Agreement, dated as of February 7, 2025, by and between Neuronetics, Inc. and Canaccord Genuity LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on February 10, 2025).

10.8

Offer Letter, effective as of July 15, 2025, by and between the Company and Steven Pfanstiel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2025).

10.9

Equity Distribution Agreement, dated as of July 3, 2025, by and between the Registrant and Canaccord Genuity LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Form S-3 File No. 333-288526 filed on July 3, 2025).

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

NEURONETICS, INC.
(Registrant)
Date: August 5, 2025	By:	/s/ Keith J. Sullivan
	Name:	Keith J. Sullivan
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
Date: August 5, 2025	By:	/s/ Steven E. Pfanstiel
	Name:	Stephen E. Pfanstiel
	Title:	EVP, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)