Form 10-Q
period 2025-09-30
Neuronetics, Inc.
filed 2025-11-04
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number: 001-38546

NEURONETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1051425
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3222 Phoenixville Pike, Malvern, PA	19355
(Address of principal executive offices)	(Zip Code)
(610) 600-7555
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

There were 68,485,922 shares of the registrant’s common stock outstanding as of October 29, 2025.

NEURONETICS, INC.

Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NEURONETICS, INC.

Consolidated Balance Sheets

(Unaudited; In thousands, except per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$27,971	$18,459
Restricted cash and cash equivalents	6,500	1,000
Accounts receivable, net of allowance of credit losses for $1,065 and $1,930 as of September 30, 2025 and December 31, 2024, respectively	18,693	23,355
Inventory	4,322	4,248
Current portion of net investments in sales-type leases	175	206
Current portion of prepaid commission expense	3,118	3,078
Current portion of notes receivable	493	930
Prepaid expenses and other current assets	3,616	6,846
Total current assets	64,888	58,122
Property and equipment, net	4,937	6,242
Goodwill	22,664	18,634
Intangible assets, net	18,513	19,606
Operating lease right-of-use assets	24,234	27,093
Net investments in sales-type leases	94	86
Prepaid commission expense	8,021	8,902
Long-term notes receivable	221	295
Other assets	1,893	1,923
Total assets	$145,465	$140,903
Liabilities and Equity
Current liabilities:
Accounts payable	$11,573	$11,077
Accrued expenses	9,653	12,818
Current portion of deferred revenue	754	974
Deferred and contingent consideration	1,000	1,000
Other payables	376	605
Current portion of operating lease liabilities	5,584	4,791
Total current liabilities	28,940	31,265
Long-term debt, net	65,671	55,151
Deferred revenue	—	2
Operating lease liabilities	19,494	22,686
Total liabilities	114,105	109,104
Commitments and contingencies (Note 20)
Equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding on September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value: 250,000 shares authorized; 68,445 and 55,679 shares issued and outstanding on September 30, 2025 and December 31, 2024, respectively	685	557
Additional paid-in capital	478,300	446,938
Accumulated deficit	(451,629)	(419,789)
Total Stockholders' equity	27,356	27,706
Non-controlling interest	4,004	4,093
Total equity	31,360	31,799
Total liabilities and equity	$145,465	$140,903

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NEURONETICS, INC.

Consolidated Statements of Operations

(Unaudited; In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$37,297	$18,530	$107,380	$52,397
Cost of revenues	20,189	4,529	56,776	13,129
Gross profit	17,108	14,001	50,604	39,268
Operating expenses:
Sales and marketing	11,848	11,877	35,715	35,820
General and administrative	11,077	7,436	36,364	19,540
Research and development	1,504	2,416	4,918	6,999
Total operating expenses	24,429	21,729	76,997	62,359
Loss from operations	(7,321)	(7,728)	(26,393)	(23,091)
Other (income) expense:
Interest expense	2,206	1,725	6,097	5,529
Loss on extinguishment of debt	—	4,427	—	4,427
Other income, net	(126)	(539)	(561)	(2,001)
Net loss	$(9,401)	$(13,341)	$(31,929)	$(31,046)
Less: Net loss attributable to non-controlling interest	(356)	—	(89)	—
Net loss attributable to Neuronetics stockholders’	$(9,045)	$(13,341)	(31,840)	(31,046)
Net loss per share of common stock outstanding, basic and diluted attributable to Neuronetics stockholders’	$(0.13)	$(0.44)	$(0.49)	$(1.04)
Weighted average common shares outstanding, basic and diluted	67,309	30,267	65,006	29,931

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NEURONETICS, INC.

Consolidated Statements of Changes in Equity

(Unaudited; In thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2023	29,092	$291	$409,980	$(376,081)	$—	$34,190
Share-based awards and options exercises	883	9	(9)	—	—	—
Share-based compensation expense	—	—	1,338	—	—	1,338
Net loss	—	—	—	(7,873)	—	(7,873)
Balance at March 31, 2024	29,975	$300	$411,309	$(383,954)	$—	$27,655
Share-based awards and options exercises	161	1	(1)	—	—	—
Share-based compensation expense	—	—	1,563	—	—	1,563
Net loss	—	—	—	(9,832)	—	(9,832)
Balance at June 30, 2024	30,136	$301	$412,871	$(393,786)	$—	$19,386
Share-based awards and options exercises	181	2	(2)	—	—	—
Issuance of warrants, net of issuance cost of $35	—	—	1,917	—	—	1,917
Share-based compensation expense	—	—	1,419	—	—	1,419
Net loss	—	—	—	(13,341)	—	(13,341)
Balance at September 30, 2024	30,317	$303	$416,205	$(407,127)	$—	$9,381

Balance at December 31, 2024	55,679	$557	$446,938	$(419,789)	$4,093	$31,799
Share-based awards and options exercises	941	9	(1)	—	—	8
Issuance of common stock, net of issuance costs of $1,731	9,200	92	18,877	—	—	18,969
Share-based compensation expense	—	—	1,444	—	—	1,444
Net loss	—	—	—	(12,675)	(14)	(12,689)
Balance at March 31, 2025	65,820	$658	$467,258	$(432,464)	$4,079	$39,531
Share-based awards and options exercises	293	3	(2)	—	—	1
Share-based compensation expense	—	—	1,814	—	—	1,814
Net income (loss)	—	—	—	(10,120)	281	(9,839)
Balance at June 30, 2025	66,113	$661	$469,070	$(442,584)	$4,360	$31,507
Share-based awards and options exercises	70	1	3	—	—	4
Issuance of common stock under ATM offering, net of issuance costs of $472	2,262	23	7,818	—	—	7,841
Share-based compensation expense	—	—	1,409	—	—	1,409
Net loss	—	—	—	(9,045)	(356)	(9,401)
Balance at September 30, 2025	68,445	$685	$478,300	$(451,629)	$4,004	$31,360

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NEURONETICS, INC.

Consolidated Statements of Cash Flows

(Unaudited; In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from Operating activities:
Net loss	$(31,929)	$(31,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,698	1,627
Allowance for credit losses	382	1,947
Inventory impairment	267	346
Share-based compensation	4,667	4,320
Non-cash interest expense	600	580
Loss on extinguishment of debt	—	4,427
Loss on disposal of property and equipment	45	—
Changes in certain assets and liabilities:
Accounts receivable, net	1,384	(3,834)
Inventory	(240)	2,718
Net investments in sales-type leases	22	854
Prepaid commission expense	840	(770)
Prepaid expenses and other assets	3,813	(374)
Accounts payable	(77)	(1,524)
Accrued expenses	(3,302)	(1,166)
Other liabilities	(223)	—
Deferred revenue	(229)	(506)
Net Cash used in Operating activities	(21,282)	(22,401)

Cash flows from Investing activities:
Purchases of property and equipment and capitalized software	(585)	(1,377)
Repayment of notes receivable	—	1,340
Net Cash used in Investing activities	(585)	(37)

Cash flows from Financing activities:
Payments of debt issuance costs	(80)	(2,188)
Proceeds from issuance of long-term debt	10,000	48,084
Proceeds from issuance of warrants	—	1,916
Repayment of long-term debt	—	(60,000)
Payment for debt extinguishment cost	—	(4,185)
Proceeds from the issuance of common stock	20,700	—
Payments of common stock offering issuance costs	(1,731)	—
Proceeds from issuance of common stock under ATM Program	8,313	—
Payments of common stock offering issuance costs under ATM Program	(336)	—
Proceeds from exercises of stock options	13	1
Net Cash provided by (used in) Financing activities	36,879	(16,372)
Net increase (decrease) in Cash, Cash equivalents and Restricted cash	15,012	(38,810)
Cash, Cash equivalents and Restricted cash, Beginning of Period	19,459	59,677
Cash, Cash equivalents and Restricted cash, End of Period	$34,471	$20,867

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	27,971	20,867
Restricted cash and cash equivalents	6,500	—
Total cash, cash equivalents and restricted cash	$34,471	$20,867

Supplemental disclosure of cash flow information:

Cash paid for interest	$5,474	$4,948
Transfer of inventory to property and equipment	75	92
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$30	$67
Issuance costs associated with the ATM Program recorded to additional paid-in capital in accounts payable and accrued expenses	136	—
Reduction of accounts receivable in current and long-term notes receivable	$—	$606

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

Liquidity

As of September 30, 2025, the Company had cash and cash equivalents of $28.0 million and an accumulated deficit of $451.6 million. The Company incurred negative cash flows from operating activities of $21.3 million for the nine months ended September 30, 2025 and $31.0 million for the year ended December 31, 2024. The Company has incurred operating losses since its inception, and management anticipates that our operating losses will lessen in the near term due to revenue growth and the pursuit of ongoing cost efficiencies in connection with our Greenbrook acquisition. The Company’s primary sources of capital to date have been from its initial public offering (“IPO”), borrowings under its credit facility, proceeds from its secondary public offerings of common stock, and revenues from sales of its products. As of September 30, 2025, the Company had $70.0 million of borrowings outstanding under its credit facility, which mature in July 2029.

On February 10, 2025, the Company completed a secondary public offering of its common stock in which the Company issued and sold 9,200,000 shares of its common stock, which included shares pursuant to an option granted to the underwriter to purchase additional shares, at a public offering price of $2.25 per share. The Company received net proceeds of $18.9 million after deducting underwriting discounts, commissions, and estimated offering expenses.

On July 3, 2025, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time through an at-the- market equity offering program (the “ATM Program”). Sales under the Distribution Agreement will be made pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-288526), and a related prospectus and prospectus supplement.

During the period ended September 30, 2025, the Company sold an aggregate of 2,261,835 shares of its common stock under the ATM Program at an average price of $3.68 per share, generating gross proceeds of

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

approximately $8.3 million. The Company paid aggregate sales commissions of $0.3 million and incurred additional offering-related expenses of $0.2 million. As a result, net proceeds from the offering are $7.8 million.

As of September 30, 2025, the Company had approximately $41.7 million remaining available for future issuance under the ATM Program.

The Company’s ability to meet its liquidity needs is dependent on growth in existing and acquired product lines and the realization of synergies subsequent to its acquisition of Greenbrook. Management believes that the Company’s cash and cash equivalents as of September 30, 2025 and anticipated revenues from sales of our products and services are sufficient to fund the Company’s operations for at least the next 12 months from the issuance of these consolidated financial statements.

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

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared from the books and records of the Company in accordance with U.S. GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”), which permit

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying consolidated balance sheets and consolidated statements of operations and stockholders’ equity and consolidated cash flows have been made. Although these interim consolidated financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements, management believes the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated statement of operations for the three and nine months ended September 30, 2025, and the consolidated statements of cash flows for the nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the full year. Unaudited interim consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025, wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP and the rules and regulations of the SEC require the use of estimates and assumptions, based on judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events, and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Although management believes its estimates and assumptions are reasonable when made, they are based upon information available at the time they are made. Management evaluates the estimates and assumptions on an ongoing basis and, if necessary, makes adjustments. Due to the risks and uncertainties involved in the Company’s business and evolving market conditions, and given the subjective element of the estimates and assumptions made, actual results may differ materially from estimated results.

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

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

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

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance provides a practical expedient that an entity may assume that conditions as of the balance sheet date remain unchanged over the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from revenue transactions from contracts with customers. The guidance is effective in the first quarter of 2026 with early adoption permitted, to be applied on a prospective basis. The Company is currently evaluating the expected impact that the standard could have on its consolidated financial statements and related disclosures.

Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a material impact, or potential material impact, to our unaudited interim consolidated financial statements.

5.   ACQUISITION

Effective as of December 9, 2024, the Company completed the acquisition of Greenbrook whereby the Company acquired all of the issued and outstanding common shares of Greenbrook, which became a wholly owned subsidiary. The results of operations and financial position of Greenbrook are included in the Company’s consolidated financial statements from the date of acquisition.

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

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

Consideration transferred:
Common stock	$29,101
Cash consideration	4,175
Settlement of preexisting relationships	5,538
Total consideration transferred	$38,814

Assets acquired and liabilities assumed at fair value:
Cash and Cash Equivalents	$622
Restricted Cash	1,000
Accounts Receivable	5,429
Prepaid Expenses and Other Assets	1,792
Property and Equipment	4,561
Intangible Assets	19,690
Operating Right of Use Asset	24,835
Accounts Payable and Accrued Expenses	(11,554)
Other Payables	(671)
Deferred and Contingent Consideration	(1,000)
Operating Lease Liabilities	(24,442)
Total identifiable net assets	$20,262

Non-controlling interest	(4,112)

Fair value of net assets acquired less noncontrolling interests acquired	$16,150

Goodwill	22,664

$38,814

During the period ended September 30, 2025, the Company recorded additional measurement period adjustments of $0.49 million increase to the fair values of liabilities assumed, $3.41 million adjustment to accounts receivable, $0.13 million adjustment to prepaid expenses and other current assets. Total measurement period adjustments to goodwill recognized through September 30, 2025 were $4.03 million. These adjustments reflect new information about facts and circumstances that existed as of the acquisition date. The Company continues to evaluate and finalize the fair values of the assets acquired and liabilities assumed within the measurement period.

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

	Unaudited Pro Forma
	three months ended September 30,	nine months ended September 30,

	2024	2024
Revenue	$35,210	$102,330
Net loss	$(22,155)	$(57,562)

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

6.     INTANGIBLE ASSETS

Intangible assets consist of the following as of September 30, 2025 and December 31, 2024 (in thousands):

		As of September 30, 2025
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Management services agreements	17-21 years	$17,100	$(759)	$16,341	18.3 years
Trade name	5 years	2,590	(418)	2,172	4.3 years
		$19,690	$(1,177)	$18,513

		As of December 31, 2024
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Management services agreements	17-21 years	$17,100	$(30)	$17,070	19.0 years
Trade name	5 years	2,590	(54)	2,536	5.0 years
		$19,690	$(84)	$19,606

Amortization expense of intangible assets was $0.4 million and $0 for the three months ended September 30, 2025 and 2024, respectively.

Amortization expense of intangible assets was $1.1 million and $0 for the nine months ended September 30, 2025 and 2024, respectively.

Amortization expense over the remaining life of the intangible assets will be recognized as follows (in thousands):

Year	Amortization expense
Remainder of 2025	$364
2026	1,457
2027	1,457
2028	1,457
2029	1,428
Thereafter	12,350
$18,513

7.     FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaids and other current assets, and accounts payable on the Company’s balance sheets approximated their fair values as of September 30, 2025 and December 31, 2024 due to their short-term nature. The carrying values of the Perceptive Facility (as defined below) approximated its fair value as of September 30, 2025 and December 31, 2024 due to its variable interest rate.

The Perceptive First Amendment (as defined below) included contingently issuable warrants of up to 900,000 shares that did not meet equity classification. Accordingly, the Company classified the warrants as a liability

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

at their fair value and will adjust the warrants to their fair value at each reporting period. At September 30, 2025, the fair value of the liability-classified warrants was de minimis.

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

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as of September 30, 2025 and December 31, 2024 (in thousands):

September 30, 2025
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$432	$432	$432	$—	$—
Money market funds (restricted cash and cash equivalents)	$5,500	$5,500	$5,500	$—	$—

December 31, 2024
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$5,200	$5,200	$5,200	$—	$—

8.     ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net, as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Gross accounts receivable - trade	$19,758	$25,285
Less: Allowances for credit losses	(1,065)	(1,930)
Accounts receivable, net	$18,693	$23,355

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

9.     INVENTORY

Inventory is stated at the lower of cost and net realizable value, with cost being determined on a first in, first out basis. The Company’s inventory is primarily comprised of finished goods and work-in-process.

10.     PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

The following table presents the composition of property and equipment, net, as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Laboratory equipment	$676	$626
Office equipment	495	495
Auto	23	23
Computer equipment and software	862	806
Manufacturing equipment	617	605
Clinical equipment	278	278
Leasehold improvements	1,608	1,608
TMS devices	4,185	4,447
Rental equipment	129	598
Property and equipment, gross	8,873	9,486
Less: Accumulated depreciation	(3,936)	(3,244)
Property and equipment, net	$4,937	$6,242

As of September 30, 2025 and December 31, 2024, the Company had capitalized software costs, net, of $0.6 million and $0.4 million, respectively, which are included in “Other assets” on the balance sheets.

Depreciation and amortization expense related to property and equipment and capitalized software costs was $0.5 million for the three months ended September 30, 2025 and 2024 and $1.6 million for the nine months ended September 30, 2025 and 2024.

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

In connection with our acquisition of Greenbrook on December 9, 2024, the Promissory Note outstanding principal amount of $3.6 million was settled and recorded as additional purchase consideration.

Interest income recognized by the Company related to notes receivable was $0 and $0.1 million for the three months ended September 30, 2025 and 2024, respectively. Interest income recognized by the Company related to notes receivable was $0 and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively, and is included within other income, net on the consolidated statements of operations.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

12.     LEASES

Lessee:

The Company has operating leases for its corporate headquarters, Treatment Centers, a training facility, and office equipment. The corporate headquarters is located in Malvern, Pennsylvania, where the Company leases an approximately 42,000 square foot facility comprising office and warehouse space.

During the nine month period ended September 30, 2025, the Company executed a lease modification for this facility, extending the lease term through June 2033 for only 32,000 square feet of the premises.

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

Operating lease rent expense was $2.2 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively and $6.6 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the weighted average remaining lease term of operating leases was 5.5 years, and the weighted average discount rate was 12.4%.

The following table presents the supplemental cash flow information as a lessee related to leases (in thousands):

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,024	$827

The following table sets forth by year the required future payments of operating lease liabilities (in thousands):

Amount
Remainder of 2025	$1,988
2026	7,750
2027	6,409
2028	4,778
2029	4,076
Thereafter	9,947
Total lease payments	34,948
Less imputed interest	(9,870)
Present value of operating lease liabilities	$25,078

Lessor sales-type leases:

Certain customers have purchased NeuroStar Advanced Therapy Systems on a rent-to-own basis. The lease term is two or four years with a customer option to purchase the NeuroStar Advanced Therapy System at the

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

end of the lease or automatic transfer of ownership of the NeuroStar Advanced Therapy System at the end of the lease.

The following table sets forth a maturity analysis of the undiscounted lease receivables related to sales-type leases (in thousands):

September 30, 2025
Remainder of 2025	$49
2026	173
2027	47
Total sales-type lease receivables	$269

As of September 30, 2025 and December 31, 2024 the carrying amount of the lease receivables was $0.3 million. The Company does not have any unguaranteed residual assets.

Lessor operating leases:

NeuroStar Advanced Therapy Systems sold for which collection is not probable are accounted for as operating leases. For the three months ended September 30, 2025 and 2024, the Company recognized operating lease income of $0.06 million and $0.04 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized operating lease income of $0.2 million and $0.1 million, respectively.

The Company maintained rental equipment, net, of $0.1 million and $0.3 million as of September 30, 2025 and December 31, 2024, respectively, which are included in property and equipment, net on the consolidated balance sheets. Rental equipment depreciation expense was $0.01 million and $0.02 million for the three months ended September 30, 2025 and 2024, respectively and $0.05 million and $0.07 million for the nine months ended September 30, 2025 and 2024, respectively.

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

On the Company’s consolidated balance sheets, the current portion of capitalized contract costs is represented by the current portion of prepaid commission expense, while the long-term portion is included in prepaid commission expense. Amortization expense was $0.8 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively, and $2.4 million and $2.1 million for the nine months ended September 30, 2025 and 2024, respectively.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

14.     ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Compensation and related benefits	$6,434	$7,952
Consulting and professional fees	982	1,579
Research and development expenses	150	421
Sales and marketing expenses	405	523
Warranty	169	232
Sales and other taxes payable	546	619
Other	967	1,492
Accrued expenses	$9,653	$12,818

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

As of September 30, 2025, the Company expects to recognize approximately the following percentages of deferred revenue by year:

Revenue
Year:	Recognition
Remainder of 2025	46%
2026	54%
Total	100%

Revenue recognized for the three months ended September 30, 2025 and 2024 that was included in the contract liability balance at the beginning of the year was $0.1 million and $0.3 million, respectively. Revenue recognized for the nine months ended September 30, 2025 and 2024 that was included in the contract liability balance at the beginning of the year was $0.9 million and $1.4 million, respectively, and primarily represented revenue earned from separately priced extended warranties, customer deposits, milestone revenue, and clinical training.

Customers

Significant customers are those that represent more than 10% of the Company’s total revenue. For the three months ended September 30, 2024, one customer accounted for 13% of the Company’s revenue. For the nine months ended September 30, 2024, one customer accounted for 14% of the Company’s revenue. Following the acquisition of Greenbrook, there are no significant customers for the three and nine months periods ended September 30, 2025.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

Geographical information

The following geographic data includes revenue generated from the Company’s third-party distributors. The Company’s revenue was generated in the following geographic regions and by product line for the periods indicated:

	Revenues by Geography
	Three Months Ended September 30,
	2025		2024
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
U.S.	$36,248	97%	$17,922	97%
International	1,049	3%	608	3%
Total revenues	$37,297	100%	$18,530	100%

	U.S. Revenues by Product Category
	Three Months Ended September 30,
	2025		2024
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$3,508	10%	$4,108	23%
Treatment sessions	10,543	29%	13,326	74%
Clinic revenue	21,808	60%	—	—%
Other	389	1%	488	3%
Total U.S. revenues	$36,248	100%	$17,922	100%

	International Revenues by Product Category
	Three Months Ended September 30,
	2025		2024
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$448	43%	$244	40%
Treatment sessions	214	20%	90	15%
Other	387	37%	274	45%
Total international revenues	$1,049	100%	$608	100%

	Revenues by Geography
	Nine Months Ended September 30,
	2025		2024
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
U.S.	$105,387	98%	$50,845	97%
International	1,993	2%	1,552	3%
Total revenues	$107,380	100%	$52,397	100%

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

	U.S. Revenues by Product Category
	Nine Months Ended September 30,
	2025		2024
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$9,838	9%	$11,418	22%
Treatment sessions	30,928	30%	37,974	75%
Clinic revenue	63,491	60%	—	—%
Other	1,130	1%	1,453	3%
Total U.S. revenues	$105,387	100%	$50,845	100%

	International Revenues by Product Category
	Nine Months Ended September 30,
	2025		2024
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$774	39%	$502	32%
Treatment sessions	644	32%	400	26%
Other	575	29%	650	42%
Total international revenues	$1,993	100%	$1,552	100%

16.     DEBT

The following table presents the composition of debt as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Outstanding principal	$70,000	$60,000
Less debt discounts	(4,329)	(4,849)
Total debt, net	65,671	55,151
Less current portion	—	—
Long-term debt, net	$65,671	$55,151

For the three months ended September 30, 2025, the Company recognized interest expense of $2.2 million, of which $2.0 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs. For the three months ended September 30, 2024, the Company recognized interest expense of $1.7 million, of which $1.6 million was cash and $0.1 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

For the nine months ended September 30, 2025, the Company recognized interest expense of $6.1 million, of which $5.5 million was cash and $0.6 million was non-cash interest expense related to the amortization of deferred debt issuance costs. For the nine months ended September 30, 2024, the Company recognized interest expense of $5.5 million, of which $4.9 million was cash and $0.6 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

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

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

The Perceptive Facility permits the Company to borrow up to an aggregate amount of $90.0 million in three tranches of term loans, a “Tranche 1 Loan”, a “Tranche 2 Loan” and a “Tranche 3 Loan.” On July 25, 2024, the Company borrowed an aggregate amount of $50.0 million, which was the aggregate amount available under the Tranche 1 Loan. Under the Tranche 2 Loan, the Company is permitted to borrow, at its election, up to an aggregate amount of $15.0 million, (i) upon the Company achieving a specified amount of trailing twelve months net revenue, and (ii) assuming there has been no event of default under the Perceptive Facility prior to such election. The Tranche 2 Loan must be borrowed on or before January 31, 2026. Under the Tranche 3 Loan, the Company may request to borrow, at the consent of the Majority Lenders (as defined in the Perceptive Facility), up to an aggregate amount of $25.0 million. The Tranche 3 Loan is available until June 30, 2026. There are no scheduled repayments of the principal on the Tranche 1 Loan, the Tranche 2 Loan and Tranche 3 Loan prior to the maturity date. All amounts borrowed under the Perceptive Facility are due on July 25, 2029.

Each of the Tranche 1 Loan, the Tranche 2 Loan and the Tranche 3 Loan accrue interest from the date of borrowing through the date of repayment at a floating per annum rate of interest equal to the sum of 7% plus the greater of (a) 4.50% and (b) One-Month Term SOFR (as defined in the Perceptive Facility).

If the Company prepays either the Tranche 1 Loan, the Tranche 2 Loan or the Tranche 3 Loan prior to their scheduled maturity date, the Company will also be required to pay prepayment fees to Perceptive equal to 6% of the principal amount of such term loan then-prepaid if prepaid on or before the first anniversary of the closing date, 5% of the principal amount of such term loan then-prepaid if prepaid after the first anniversary and on or before the second anniversary of the closing date, 4% of the principal amount of such term loan then-prepaid if prepaid after the second anniversary and on or before the third anniversary of the closing date, and 3% of the principal amount of such term loan then-prepaid if prepaid after the third anniversary and on or before the fourth anniversary of the closing date.

The Company’s obligations under the Perceptive Facility are secured by a first priority security interest in substantially all of the Company’s assets, including its intellectual property. The Perceptive Facility requires the Company to comply with a quarterly minimum trailing revenue covenant commencing March 2025 and a minimum liquidity covenant as well as affirmative and negative covenants.

The Perceptive Facility contains events of default, including, without limitation, events of default upon: (i) failure to make payment pursuant to the terms of the agreement; (ii) violation of covenants; (iii) material adverse changes to the Company’s business; (iv) insolvency; (v) material cross-defaults; (vi) significant judgments, orders, or decrees for payments by the Company; (vii) incorrectness of representations and warranties; (viii) significant adverse events related to the Employee Retirement Income Security Act of 1974; (ix) failure by the Company to be registered with the SEC in good standing; or (x) failure by the Company to maintain a valid and perfected lien on the collateral securing the borrowing.

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

Effective as of December 9, 2024, the Company amended the Perceptive Facility and borrowed against the Tranche 3 Loan in a principal amount of $10.0 million and used the proceeds thereof to finance, in part, the operations of the combined enterprise after the acquisition of Greenbrook and the related transactions

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

included in the Arrangement (the “Perceptive First Amendment”) As consideration for Tranche 3 Loan borrowing, the Company issued warrants to purchase 600,000 shares of the Company’s common stock at a per share exercise price of $0.94.

The Company calculated the issuance date fair value of the warrants using the Black-Scholes option pricing model, which resulted in a fair value of $2.6 million. Accordingly, the Company allocated the proceeds from the Perceptive facility on a relative fair value basis resulting in $2.5 million allocated to the warrants.

On August 1, 2025, the Company entered into Amendment No. 3 to Credit Agreement and Guaranty (the “Perceptive Third Amendment”). Pursuant to the Perceptive Third Amendment, the Company borrowed $10 million under Tranche 2, lowered the minimum liquidity balance requirement to $2 million through September 30, 2026, and issued Perceptive a warrant certificate exercisable into 225,000 shares of the Company’s common stock.

As of September 30, 2025, the Company had $70.0 million of borrowings outstanding under the Perceptive Facility, which has a final maturity in July 2029. The interest rate on borrowings under the credit facility is variable and resets monthly.

The Company was in compliance with the covenants under the Perceptive Facility as of September 30, 2025.

Solar Credit Facility

On March 2, 2020, the Company entered into a Loan and Security Agreement with Solar as collateral agent and other lenders as defined in the Solar Facility.

In connection with the Company’s entry into the Perceptive Facility, on July 25, 2024, the Company prepaid in full all outstanding obligations under, and terminated, the Solar Facility. In connection with this prepayment, the Company paid total consideration of $64.7 million, which consisted of (i) $60.0 million of remaining principal amount outstanding, (ii) $0.5 million of accrued and unpaid interest, (iii) $3.0 million in connection with the final payment fee, and (iv) $1.2 million in connection with the prepayment fee. The Company funded the prepayment of the Solar Facility using proceeds from the Perceptive Facility and cash on hand.

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

On July 3, 2025, the Company entered into the “Distribution Agreement, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time through the ATM Program. Sales under the Distribution Agreement, will be made pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-288526), and a related prospectus and prospectus supplement.

During the three and nine months period ended September 30, 2025, the Company sold an aggregate of 2,261,835 shares of its common stock under the ATM Program at an average price of $3.68 per share, generating gross proceeds of approximately $8.3 million. The Company paid aggregate sales commissions of $0.3 million and incurred additional offering-related expenses of $0.2 million. As a result, net proceeds from the offering are expected to be $7.8 million.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

As of September 30, 2025, the Company had approximately $41.7 million remaining available for future issuance under the ATM program.

Common Stock

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Shares of common stock issued	68,445	55,679
Shares of common stock reserved for issuance for:
Common stock warrants outstanding	1,950	1,725
Stock options outstanding	1,100	1,237
Restricted stock units outstanding	4,798	5,253
Shares available for grant under stock incentive plans	5,069	3,596
Shares available for sale under employee stock purchase plan	2,181	1,624
Total shares of common stock issued and reserved for issuance	83,543	69,114

Common Stock Warrants

During the three and nine months ended September 30, 2024, the Company issued 225,000 warrants as stated within “Note 16. Debt”.

The following table summarizes the Company’s outstanding common stock warrants as of September 30, 2025 and December 31, 2024:

September 30, 2025
Warrants
Outstanding
(in thousands)	Exercise Price	Expiration Date
1,125	$0.94	July-2034
600	$0.94	Dec-2034
225	$0.94	August-2035
1,950

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

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

A net loss cannot be diluted so, when the Company is in a net loss position, basic and diluted loss per common share are the same. If the Company achieves profitability in the future, the denominator of a diluted earnings per common share calculation will include both the weighted average number of shares outstanding and the number of common stock equivalents, if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents potentially include warrants, stock options, non-vested restricted stock units, and non-vested performance restricted stock units (“PRSUs”) using the treasury stock method, along with the effect, if any, from the potential conversion of outstanding securities, such as convertible preferred stock.

The following potentially dilutive securities outstanding as of September 30, 2025 and 2024 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	September 30,
	2025	2024
Stock options	1,100	1,238
Non-vested PRSUs	984	395
Non-vested restricted stock units	3,814	2,879
Common stock warrants	1,950	1,146

19.     SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	$19	$35	$92	106
Sales and marketing	362	380	823	1,089
General and administrative	865	807	3,235	2,560
Research and development	163	197	517	565
Total	$1,409	$1,419	$4,667	$4,320

2018 Equity Incentive Plan

In June 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which authorized the issuance of up to 1.4 million shares, subject to an annual 4% increase based on the number of shares of common stock outstanding, in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees, and consultants. Effective as of December 9, 2024, the Company authorized the issuance of up to 5,592,670 shares under the 2018 Plan. The amount and terms of grants are determined by the Company’s board of directors. All stock options granted to date have had exercise prices equal to the fair value, as determined by the closing price as reported by the Nasdaq Global Market, of the underlying common stock on the date of grant. The contractual term of stock options is up to 10 years, and stock options are exercisable in cash or as otherwise determined by the Company’s board of directors. Generally, stock options vest 25% upon the first anniversary of the date of grant and the remainder ratably monthly thereafter for 36 months. Restricted stock units generally vest ratably in three equal installments on the first, second, and third anniversaries of the grant date. PRSUs generally vest based on attainment of performance metrics, such as achievement of cash flow breakeven or retention of key employees as determined by the Company’s board of directors. The fair value of the PRSUs based upon the achievement of certain share prices are determined using a risk neutral Monte Carlo simulation valuation model. As of September 30, 2025, there were 4.8 million shares available for future issuance under the 2018 Plan.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

2020 Inducement Incentive Plan

In December 2020, the Company adopted the 2020 Inducement Incentive Plan (the “2020 Plan”), which authorized the issuance of up to 0.4 million shares, subject to increase by approval of the Company’s board of directors, in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock awards to eligible employees who satisfy the standards for inducement grants under Nasdaq Global Market rules. In March 2022, the Company’s board of directors approved an additional 0.5 million shares for the issuance under the 2020 Plan. Effective as of December 9, 2024, the Company authorized the issuance of up to 1.4 million shares under the 2020 Plan. An individual who previously served as an employee or director of the Company is not eligible to receive awards under the 2020 Plan. The amount and terms of grants are determined by the Company’s board of directors. As of September 30, 2025, there were 0.3 million shares available for future issuance under the 2020 Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2025:

			Weighted	Aggregate
	Number of	Weighted	average	average
	Shares under	average	Remaining	Intrinsic
	Option	Exercise Price	Contractual	Value
	(in thousands)	per Option	Life (in years)	(in thousands)
Outstanding at December 31, 2024	1,237	$3.75
Granted	—	$—
Exercised	(7)	$1.77
Forfeited and Expired	(130)	$11.12
Outstanding at September 30, 2025	1,100	$2.89	4.4	$689
Exercisable at September 30, 2025	1,100	$2.89	4.4	$689
Vested and expected to vest at September 30, 2025	1,100	$2.89	4.4	$689

The Company recognized share-based compensation expense related to stock options of $0 for the three months ended September 30, 2025 and 2024, and $0 and $0.1 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was no remaining unrecognized compensation cost related to non-vested stock options.

For the nine months ended September 30, 2025 the Company did not grant stock options.

Restricted Stock Units and PRSUs

The following table summarizes the Company’s restricted stock unit and PRSU activity for September 30, 2025:

	Non-vested	Weighted	Non-vested	Weighted
	Restricted	average	PRSUs	average
	Stock Units	Grant-date		Grant-date
	(in thousands)	Fair Value	(in thousands)	Fair Value
Non-vested at December 31, 2024	3,553	$3.10	1,700	$2.45
Granted	2,460	$4.21	438	$4.25
Vested	(1,341)	$3.57	—	$—
Forfeited	(858)	$3.42	(1,154)	$1.84
Non-vested at September 30, 2025	3,814	$3.58	984	$3.97

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

The Company recognized $1.4 million in share-based compensation expense related to the restricted stock units and PRSUs for the three months ended September 30, 2025 and 2024, and $4.7 million and $4.2 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was $11.2 million of unrecognized compensation cost related to non-vested restricted stock units and PRSUs, which the Company expects to recognize over a weighted average period of 2.2 years. The total fair value at the vesting date of restricted stock units and PRSUs vested during the nine months ended September 30, 2025 was $4.6 million.

During the period ended September 30, 2025, the Company granted PRSUs to certain key employees, with vesting subject to the recipient’s continued service with the Company through the applicable vesting date and the achievement of certain performance conditions as outlined in the award document. The awards are subject to the 2018 Plan and the 2020 Plan.

The Company offers our board of directors and certain employees the opportunity to defer restricted stock units into an equity-based deferred equity compensation plan (the “RSUDEP”). Benefits from the RSUDEP are payable in shares of the Company’s stock and the awards under the RSUDEP are unfunded to the plans’ participants. Restricted stock units deferred under the RSUDEP are counted against the total shares available for future issuance under the 2018 Plan. As of September 30, 2025, there were 0.3 million shares deferred under this plan.

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

Other Matters

The Company is subject to various audits from government agencies including Medicaid and Medicare which involve the potential recoupment of reimbursements received from these agencies. These audits occur in the ordinary course of business and are in various stages of completion. As of September 30, 2025 and December 31, 2024, at this time, the Company has not recorded a liability related to any of these audits based on our best estimates of potential exposure known at this point in time.

On July 4, 2025, the “One Big Beautiful Bill Act” (the “OBBB Act”) was enacted into law. The OBBB Act has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures. We are in the process of evaluating the impact of the OBBB Act to our consolidated financial statements.

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

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

The accounting policies of the Company’s segment are the same as those described in the summary of significant accounting policies. The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s net loss from operations, as reported in the accompanying statements of operations. The measure of segment assets is reported on the balance sheets as total consolidated assets, with particular emphasis on the Company’s available liquidity, including its cash and cash equivalents and restricted cash.

The following table illustrates information about reported segment revenue, measures of a segment’s profit or loss, significant segment expenses, and measure of a segment's assets for the current reporting period.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$37,297	$18,530	$107,380	$52,397
Cost of revenues	20,189	4,529	56,776	13,129
Segment gross profit	$17,108	$14,001	$50,604	$39,268

Personnel	$16,059	$12,021	$51,223	$36,609
Marketing	2,191	2,393	7,820	7,095
Research and development	321	719	1,034	2,142
Professional fees	1,299	2,683	3,965	4,983
Other segment expenses (a)	4,559	3,913	12,955	11,530
Segment loss	$(7,321)	$(7,728)	$(26,393)	$(23,091)

Unallocated
Interest expense	2,206	1,725	6,097	5,529
Other income, net	$(126)	(539)	$(561)	(2,001)
Loss on extinguishment of debt	-	4,427	-	4,427

Net loss	$(9,401)	$(13,341)	$(31,929)	$(31,046)

(a)	Other segment expenses include travel and entertainment, bad debt, depreciation and amortization, insurance, rent, and other costs.

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

There were no changes in the Company’s non-wholly owned entities in the three and nine month periods ended September 30, 2025.

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

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

$2.9 million ERC receivable was reported within prepaid expenses and other current assets on the Company’s consolidated balance sheets.

The entire balance of the ERC receivable was received during the nine months ended September 30, 2025.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “should,” “expect,” “plan,” “design,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “outlook” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 27, 2025. These risks and uncertainties include, without limitation, risks and uncertainties related to: the effect of the transaction with Greenbrook on our business relationships; operating results and business generally; our ability to execute our business strategy; our ability to achieve or sustain profitable operations due to our history of losses; our reliance on the sale and usage of our NeuroStar Advanced Therapy System to generate revenues; the scale and efficacy of our salesforce; our ability to retain talent; availability of coverage and reimbursement from third-party payors for treatments using our products; physician and patient demand for treatments using our products; developments in respect of competing technologies and therapies for the indications that our products treat; product defects; our revenue concentration among a small number of customers; our ability to obtain and maintain intellectual property protection for our technology; developments in clinical trials or regulatory review of the NeuroStar Advanced Therapy System for additional indications; developments in regulation in the U.S. and other applicable jurisdictions; potential effects of evolving and/or extensive government regulation the terms of our credit facility; our ability to successfully roll-out our Better Me Provider Program on the planned timeline; our self-sustainability and existing cash balances; and our ability to achieve cash flow breakeven in the fourth quarter of 2025. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. The Company cautions investors not to place undue reliance on these forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q as a result of any new information, future events or changed circumstances or otherwise.

Overview

We believe that mental health is as important as physical health. As a global leader in neuroscience, we are delivering more treatment options to patients and healthcare providers by offering exceptional in-office treatments that produce extraordinary results. Our first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses TMS to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the FDA to treat adult patients with MDD that have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. It is also cleared by the FDA as an adjunct for adults with OCD and for adolescent patients aged 15-21 with MDD. The NeuroStar Advanced Therapy System is also available in other parts of the world. NeuroStar Advanced Therapy System is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We believe we are the market leader in TMS therapy based on over 229,429 global patients treated with over 8.2 million of our treatment sessions through September 30, 2025. We generated revenues of $37.3 million and $18.5 million for the three months ended September 30, 2025 and 2024, respectively, and $107.4 million and $52.4 million for the nine months ended September 30, 2025 and 2024, respectively.

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

We generate revenues from clinic operations, initial capital sales of our systems, sales of our recurring treatment sessions and from service and repair and extended warranty contracts.

For the three months ended September 30, 2025, revenues from sales of our clinic revenue, treatment sessions and NeuroStar Advanced Therapy Systems represented 60%, 29% and 10% of our U.S. revenues, respectively. For the nine months ended September 30, 2025, revenues from sales of our clinic revenue, treatment sessions and NeuroStar Advanced Therapy Systems represented 60%, 30% and 9% of our U.S. revenues, respectively.

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

We currently sell our NeuroStar Advanced Therapy System and recurring treatment sessions in the U.S. through our sales and customer support team. Our sales force targets an estimated 53,000 psychiatrists across 26,000 practices. We expect to continue to expand our direct sales and customer support team to further penetrate the market by demonstrating the benefits of our NeuroStar Advanced Therapy System to psychiatrists and their MDD patients. Some of our customers have purchased or may purchase more than one NeuroStar Advanced Therapy System. Based on our commercial data, we believe psychiatrists can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients. We believe psychiatrists can generate approximately $8,500 of average revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We have a diverse customer base of psychiatrists in group psychiatric practices in the U.S. Patients are reimbursed by federal healthcare programs and the vast majority of commercial payors in the U.S. for treatment sessions utilizing our NeuroStar Advanced Therapy System. For the three months ended September 30, 2024, one customer, Greenbrook, accounted for 13% of the Company’s revenue. Following the acquisition of Greenbrook, there are no significant customers.

We market our products in a few select markets outside the U.S. through independent distributors. International revenues represented 3% of our total revenues for each of the three months ended September 30, 2025 and 2024 and 2% and 3% for the nine months ended September 30, 2025 and 2024, respectively. We expect our international revenues to decrease as a percentage of our total revenue.

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

Total revenues increased by $18.8 million, or 101%, from $18.5 million for the three months ended September 30, 2024 to $37.3 million for the three months ended September 30, 2025 and increased by $55.0 million, or 105%, from $52.4 million for the nine months ended September 30, 2024 to $107.4 million for the nine months ended September 30, 2025. The increase was primarily attributable to an increase in clinic revenue.

We incurred net losses of $9.4 million and $31.9 million for the three and nine months ended September 30, 2025 compared to net losses of $13.3 million and $31.0 million for three and nine months ended September 30, 2024. As of September 30, 2025, we had an accumulated deficit of $451.6 million.

Global Economic Conditions

We continue to closely monitor macroeconomic impacts, including, but not limited to, developments affecting financial institutions, supply chains, trade and tariff policy, unemployment rates, investment values, consumer confidence, inflationary and potential recessionary pressures, on our business, results of operations and financial results, which could adversely affect us.

Components of Our Results of Operations

Revenues

We have generated revenues primarily from the sale of our NeuroStar Advanced Therapy Systems and related sales and rentals of the NeuroStar Advanced Therapy System, clinic revenue and the recurring revenues from our sale of treatment sessions in the U.S.

Clinic Revenues. Clinic revenue is determined based on net patient fees, which includes estimates for contractual allowances and discounts. Net patient fees are estimated using an expected value approach where management considers such variables as the average of previous net patient fees received by the applicable payor and fees received by other patients for similar services and the Company’s best estimate leveraging industry knowledge and expectations of third-party payors’ fee schedules. We expect clinic revenue to increase in 2025.

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

Cost of Revenues and Gross Margin

Cost of revenues primarily consists of the costs of components and products purchased from our third-party contract manufacturers of our NeuroStar Advanced Therapy Systems as well as the cost of treatment packs for individual treatment sessions. We use third-party contract manufacturing partners to produce the components for and assemble the completed NeuroStar Advanced Therapy Systems. Cost of revenues also includes costs related to personnel, royalties, warranty, shipping, amortization of capitalized software and our operations and field service departments. Our treatment center costs include direct center and patient care costs, regional employee compensation and depreciation. We expect our cost of revenues to increase mainly for Treatment Centers, as our product mix changes.

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

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

	Three Months Ended
	September 30,		Increase / (Decrease)
	2025	2024	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$37,297	$18,530	$18,767	101%
Cost of revenues	20,189	4,529	15,660	346%
Gross Profit	17,108	14,001	3,107	22%
Gross Margin	45.9%	75.6%

Operating expenses:
Sales and marketing	11,848	11,877	(29)	(0)%
General and administrative	11,077	7,436	3,641	49%
Research and development	1,504	2,416	(912)	(38)%
Total operating expenses	24,429	21,729	2,700	12%
Loss from Operations	(7,321)	(7,728)	407	5%
Other (income) expense:
Interest expense	2,206	1,725	481	28%
Loss on extinguishment of debt	—	4,427	(4,427)	100%
Other income, net	(126)	(539)	413	(77)%
Net Loss	$(9,401)	$(13,341)	$3,940	30%

	Revenues by Geography
	Three Months Ended September 30,
	2025		2024
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
U.S.	$36,248	97%	$17,922	97%
International	1,049	3%	608	3%
Total revenues	$37,297	100%	$18,530	100%

	U.S. Revenues by Product Category
	Three Months Ended September 30,
	2025		2024
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$3,508	10%	$4,108	23%
Treatment sessions	10,543	29%	13,326	74%
Clinic revenue	21,808	60%	—	—%
Other	389	1%	488	3%
Total U.S. revenues	$36,248	100%	$17,922	100%

Revenues

Total revenue for the three months ended September 30, 2025 was $37.3 million, an increase of 101% compared to the three months ended September 30, 2024 revenue of $18.5 million. During the quarter, total U.S. revenue increased by 102% and international revenue increased by 73% compared to the prior year period.

The revenue growth was primarily due to the inclusion of clinic revenue of $21.8 million as a result of the acquisition of Greenbrook, partially offset by the absence of sales to Greenbrook of $2.4 million and a $0.6 million decline in sales of NeuroStar Advanced Therapy Systems and treatment session revenue to customers other than Greenbrook.

U.S. NeuroStar Advanced Therapy System revenue for the three months ended September 30, 2025 was $3.5 million, a decrease of 15% compared to the three months ended September 30, 2024 revenue of $4.1 million. For the three months ended September 30, 2025 and 2024, the Company sold 40 and 48 systems, respectively, that were recognized as NeuroStar Advanced Therapy System capital revenue during each period.

U.S. treatment session revenue for the three months ended September 30, 2025 was $10.5 million, a decrease of 21% compared to the three months ended September 30, 2024 revenue of $13.3 million. The decline was primarily attributable to the absence of $2.2 million in treatment session revenue to Greenbrook associated with the prior year period, as well as a further decrease in treatment session volume with other customers compared to the prior year period.

Cost of Revenues and Gross Margin

Cost of revenues increased by $15.7 million, or 346%, from $4.5 million for the three months ended September 30, 2024 to $20.2 million for the three months ended September 30, 2025. Gross margin decreased from 75.6% for the three months ended September 30, 2024 to 45.9% for the three months ended September 30, 2025. The decrease in gross margin was primarily a result of the inclusion of Greenbrook’s clinic business and reduction in treatment session revenue.

Sales and Marketing Expenses

Sales and marketing expenses decreased marginally from $11.9 million for the three months ended September 30, 2024 to $11.8 million for the three months ended September 30, 2025. Sales and marketing expense increased during the period due to the inclusion of Greenbrook, which was offset by the decrease in bad debt expense during the same period.

General and Administrative Expenses

General and administrative expenses increased by $3.6 million, or 49%, from $7.4 million for the three months ended September 30, 2024 to $11 million for the three months ended September 30, 2025. The increase was primarily driven by the addition of Greenbrook general and administrative expenses of $6.1 million, partially offset by cost synergies realized following the acquisition of Greenbrook.

Research and Development Expenses

Research and development expenses decreased by $0.9 million, or 38%, from $2.4 million for the three months ended September 30, 2024 to $1.5 million for the three months ended September 30, 2025. The decrease in research and development was driven by personnel expense savings related to restructuring after the Company’s acquisition of Greenbrook.

Interest Expense

Interest expense increased by $0.5 million, or 28% from $1.7 million for the three months ended September 30, 2024 to $2.2 million for the three months ended September 30, 2025, primarily due to a higher outstanding debt balance.

Loss on extinguishment of debt

Loss on extinguishment of debt amounting to $4.4 million was recorded during the three months ended September 30, 2024, related to the Solar Facility. This included $1.2 million of early prepayment fees and $3.2 million of deferred financing expense relates to extinguishment of debt.

Other Income, Net

Other income, net decreased by $0.4 million, or 77%, from $0.5 million for the three months ended September 30, 2024 to $0.1 million for the three months ended September 30, 2025, primarily as a result of decreased interest income earned on the Company’s money market accounts and notes receivable interest.

Comparison of the nine months ended September 30, 2025 and 2024

	Nine Months Ended
	September 30,		Increase / (Decrease)
	2025	2024	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$107,380	$52,397	$54,983	105%
Cost of revenues	56,776	13,129	43,647	332%
Gross Profit	50,604	39,268	11,336	29%
Gross Margin	47.1%	74.9%

Operating expenses:
Sales and marketing	35,715	35,820	(105)	(0)%
General and administrative	36,364	19,540	16,824	86%
Research and development	4,918	6,999	(2,081)	(30)%
Total operating expenses	76,997	62,359	14,638	23%
Loss from Operations	(26,393)	(23,091)	(3,302)	(14)%
Other (income) expense:
Interest expense	6,097	5,529	568	10%
Loss on extinguishment of debt	—	4,427	(4,427)	100%
Other income, net	(561)	(2,001)	1,440	72%
Net Loss	$(31,929)	$(31,046)	$(883)	(3)%

	Revenues by Geography
	Nine Months Ended September 30,
	2025		2024
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$105,387	98%	$50,845	97%
International	1,993	2%	1,552	3%
Total revenues	$107,380	100%	$52,397	100%

	U.S. Revenues by Product Category
	Nine Months Ended September 30,
	2025		2024
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$9,838	9%	$11,418	22%
Treatment sessions	30,928	30%	37,974	75%
Clinic revenue	63,491	60	—	—
Other	1,130	1%	1,453	3%
Total U.S. revenues	$105,387	100%	$50,845	100%

Revenues

Total revenue for the nine months ended September 30, 2025 was $107.4 million, an increase of 105% compared to the nine months ended September 30, 2024 revenue of $52.4 million. During the nine months ended September 30, 2025, total U.S. revenue increased by 107% and international revenue increased by 28%.

The revenue growth was primarily due to the inclusion of clinic revenue of $ 63.5 million as a result of the acquisition of Greenbrook, partially offset by the absence of sales to Greenbrook of $7.6 million and a $0.9 million decline in sales of NeuroStar Advanced Therapy Systems and treatment session revenue to customers other than Greenbrook.

U.S. NeuroStar Advanced Therapy System revenue for the nine months ended September 30, 2025 was $9.8 million, a decrease of 14% compared to the nine months ended September 30, 2024 revenue of $11.4 million. For the nine months ended September 30, 2025 and 2024, the Company sold 112 and 137 systems, respectively, that were recognized as NeuroStar Advanced Therapy System capital revenue during each period. Additionally, for the nine months ended September 30, 2024 the Company executed 1 operating lease agreement which contributed to operating lease revenue. While the number of systems decreased, the average selling price per system increased by 5%.

U.S. treatment session revenue for the nine months ended September 30, 2025 was $30.9 million, a decrease of 19% compared to the nine months ended September 30, 2024 revenue of $38.0 million. The decline was primarily attributable to the absence of $7.1 million in treatment session revenue to Greenbrook associated with the prior year period.

Cost of Revenues and Gross Margin

Cost of revenues increased by $43.6 million, or 332%, from $13.1 million for the nine months ended September 30, 2024 to $56.7 million for the nine months ended September 30, 2025. Gross margin decreased from 74.9% for the nine months ended September 30, 2024 to 47.1% for the nine months ended September 30, 2025. The decrease in gross margin was primarily a result of the inclusion of Greenbrook’s clinic business and reduction in treatment session revenue.

Sales and Marketing Expenses

Sales and marketing expenses were at $35.7 million for the nine months ended September 30, 2025 compared with $35.8 million for the nine months ended September 30, 2024. Sales and marketing expense increased during the nine month period due to the inclusion of Greenbrook, which was offset by the decrease in bad debt expense during the same period.

General and Administrative Expenses

General and administrative expenses increased by $16.8 million, or 86% from $19.5 million for the nine months ended September 30, 2024 to $36.3 million for the nine months ended September 30, 2025. The increase was primarily driven by the addition of Greenbrook general and administrative expense of $18.8 million, partially offset by cost synergies realized following the acquisition of Greenbrook.

Research and Development Expenses

Research and development expenses decreased by $2.1 million, or 30%, from $7.0 million for the nine months ended September 30, 2024 to $4.9 million for the nine months ended September 30, 2025. The decrease was driven by personnel expense savings related to restructuring after the Company’s acquisition of Greenbrook.

Interest Expense

Interest expense increased by $0.6 million, or 10%, from $5.5 million for the nine months ended September 30, 2024 to $6.1 million for the nine months ended September 30, 2025, primarily due to a higher outstanding debt balance.

Loss on extinguishment of debt

Loss on extinguishment of debt amounting to $4.4 million was recorded during the nine months ended September 30, 2024, related to the Solar Facility. This included $1.2 million of early prepayment fees and $3.2 million of deferred financing expense relates to extinguishment of debt.

Other Income, Net

Other income, net decreased by $1.4 million from $2.0 million for the nine months ended September 30, 2024 to $0.6 million for the nine months ended September 30, 2025, primarily as a result of decreased interest income earned on the Company’s money market accounts and notes receivable interest.

Liquidity and Capital Resources

Overview

As of September 30, 2025, we had cash and cash equivalents of $28.0 million and an accumulated deficit of $451.6 million, compared to cash and cash equivalents of $18.5 million and an accumulated deficit of $419.8 million as of December 31, 2024. We incurred negative cash flows from operating activities of $21.3 million and $22.4 million for the nine months ended September 30, 2025 and 2024, respectively. We have incurred operating losses since our inception, and we anticipate that our operating losses will lessen in the near term due to revenue growth and the pursuit of ongoing cost efficiencies in connection with our Greenbrook acquisition. The Company’s primary sources of capital to date have been proceeds from its IPO, borrowings under its credit facility, proceeds from its secondary public offerings and ATM offerings of common stock and revenues from sales of its products. As of September 30, 2025, the Company had $70.0 million of borrowings outstanding under the Perceptive Facility, which have a final maturity on July 25, 2029. The Perceptive Facility is subject to certain financial covenants, including a minimum net revenue covenant that escalates over the term of the Perceptive Facility and a minimum liquidity covenant.

If our cash and cash equivalents and anticipated revenues from sales or our products and services are insufficient to satisfy our liquidity requirements, we may seek to sell additional common or preferred equity or debt securities or enter into a new credit facility or another form of third-party funding or seek other debt financing. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences, and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all. It is also possible that we may allocate significant amounts of capital towards products or technologies for which market demand is lower than expected and, as a result, abandon such efforts. If we are unable to maintain our current financing or obtain adequate additional financing when we require it, or if we obtain financing on terms which are not favorable to us, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may be required to delay the development, commercialization and marketing of our products.

Our current and future funding requirements will depend on many factors, including:

●	our ability to achieve revenue growth and improve operating margins;
●	compliance with the terms and conditions, including covenants, set forth in the Perceptive Facility;
●	the cost of expanding our operations and offerings, including our sales and marketing efforts;
●	our ability to improve or maintain coverage and reimbursement arrangements with domestic and international third-party and government payors, particularly in Japan;
●	our rate of progress in establishing coverage and reimbursement arrangements from international commercial third-party and government payors;
●	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our products and maintaining or improving our sales to our current customers;
●	the cost of research and development activities, including research and development relating to additional indications of neurohealth disorders;
●	the effect of competing technological and market developments;
●	efficiency of our clinic operations; and
●	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.

The Company’s material cash requirements include the following contractual and other obligations.

Debt

On July 25, 2024 the Company entered into the Perceptive Facility and used the proceeds to partially prepay in full all outstanding obligations under the Solar Facility. In connection with this prepayment, the Company paid Solar $64.7 million, which consisted of (i) $60.0 million of remaining principal amount outstanding, (ii) $0.5 million of accrued and unpaid interest, (iii) $3.0 million in connection with the final payment fee, and (iv) $1.2 million in connection with the prepayment fee. The Company funded the prepayment of the Solar Facility using proceeds from the Perceptive Facility and cash on hand.

In connection with the Perceptive Facility and closure of the Solar Facility, the Company recorded a loss on extinguishment of $4.4 million. This included $1.2 million of early prepayment fees and $3.2 million of deferred financing expense related to extinguishment of debt.

As of September 30, 2025, the Company had $70 million of borrowings outstanding under the Perceptive Facility, which has a final maturity on July 25, 2029. The interest rate on borrowings under the Perceptive Facility is the monthly SOFR (as defined in the Perceptive Facility) rate plus 7%.

Leases

The Company has lease arrangements for equipment and certain facilities, including corporate headquarters and our warehouse in Malvern, Pennsylvania and a training facility in Charlotte, North Carolina. Additionally following the acquisition of Greenbrook, the Company has lease agreements related to Treatment Centers. These lease agreements range from “month-to-month” to seven years in length. As of September 30, 2025, the Company had fixed lease payment obligations of $34.9 million, including $7.9 million due within the next twelve months.

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Net Cash used in Operating activities	$(21,282)	$(22,401)
Net Cash used in Investing activities	(585)	(37)
Net Cash provided by (used in) Financing activities	36,879	(16,372)
Net increase (decrease) in Cash, Cash equivalents and Restricted cash	$15,012	$(38,810)

Net Cash used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $21.3 million, consisting primarily of a net loss of $31.9 million offset by a decrease in net operating assets of $1.9 million, and by non-cash charges of $8.7 million primarily consisting of depreciation and amortization and share-based compensation. The decrease in net operating assets was primarily due to decreases in accounts receivable, and decreases in accounts payable, accrued expenses, prepaid expenses and other assets and prepaid commission expense.

Net cash used in operating activities for the nine months ended September 30, 2024 was $22.4 million, consisting primarily of a net loss of $31.0 million and an increase in net operating assets of $4.6 million, offset by non-cash charges of $8.8 million and a loss on extinguishment of debt of $4.4 million. The increase in net operating assets was primarily due to decreases in accrued expenses related to the final payment fee to Solar, payment of our 2024 bonus accrued as of December 31, 2023, and increases in our accounts receivable offset by lower inventory levels from the prior year. Non-cash charges primarily consisted of depreciation and amortization, loss on extinguishment related to the Solar Facility, allowance for credit losses, and share-based compensation.

Net Cash used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $0.6 million, which was attributable to purchases of property and equipment and capitalized software costs.

Net cash used in investing activities for the nine months ended September 30, 2024 was $0.04 million, which was attributable to purchases of property and equipment and capitalized software costs, partially offset by the repayment of notes receivable.

Net Cash provided by (used in) Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $36.9 million. This primarily reflected proceeds from the issuance of common stock of $20.7 million and proceeds from the issuance of long-term debt of $10.0 million. In addition, the Company received approximately $8.3 million in proceeds from the issuance of common stock under the ATM Program. These inflows were partially offset by common stock offering issuance costs of $1.7 million, payments of issuance costs under the ATM Program of $0.3 million, and debt issuance costs of $0.1 million.

Net cash used in financing activities for the nine months ended September 30, 2024 was $16.4 million and primarily consisted of the repayment of the Solar Facility, proceeds from the Perceptive Facility, and payment of debt issuance costs related to the Perceptive Facility.

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

We are continuing to closely monitor macroeconomic impacts, including but not limited to tariffs, developments affecting financial institutions, supply chains, unemployment rates, investment values, consumer confidence, inflationary and potential recessionary pressures, on our business, results of operations and financial results, which could adversely affect us. Although we do not believe inflation or tariffs have had a material impact on our financial condition, results of operations or cash flows to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin or decrease our operating expenses as a percentage of our revenues if the selling prices of our products do not increase as much or more than our costs increase.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

Following the acquisition of Greenbrook, we are in the process of reviewing the internal control structure of Greenbrook and, if necessary, will make appropriate changes as we continue to integrate Greenbrook into our overall internal control over financial reporting process. During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings.

We are subject from time to time to various claims and legal actions arising during the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 1A.     Risk Factors.

You should carefully consider the information described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025 and Quarterly Reports on Form 10-Q filed with the SEC on May 6, 2025 and August 5, 2025.

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

NEURONETICS, INC.
(Registrant)
Date: November 4, 2025	By:	/s/ Keith J. Sullivan
	Name:	Keith J. Sullivan
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
Date: November 4, 2025	By:	/s/ Steven E. Pfanstiel
	Name:	Steven E. Pfanstiel
	Title:	EVP, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)