Form 10-K
period 2025-12-31
Neuronetics, Inc.
filed 2026-03-17
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Registrant’s telephone number, including area code: (877) 600-7555

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2025) was approximately $129.3 million.

The number of shares of Registrant’s Common Stock outstanding as of March 10, 2026 was 69,276,593.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Report.

NEURONETICS, INC.

Annual Report on Form 10-K for the year ended December 31, 2025

i

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “should,” “expect,” “plan,” “design,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” “outlook” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein. These risks and uncertainties include, without limitation, risks and uncertainties related to: the effect of the transaction with Greenbrook TMS Inc. (“Greenbrook”) on the Company’s business relationships, operating results and business generally; the Company’s ability to execute its business strategy; the Company’s ability to achieve or sustain profitable operations due to its history of losses; the Company’s reliance on the sale and use of its NeuroStar Advanced Therapy System to generate revenues; the scale and efficacy of the Company’s salesforce; the Company’s ability to retain talent; availability of coverage and reimbursement from third-party payors for treatments using the Company’s products and services; physician and patient demand for treatments using the Company’s products and services; developments in competing technologies and therapies for the indications that the Company’s products treat; product defects; developments in clinical trials or regulatory review of NeuroStar Advanced Therapy System for additional indications; developments in regulation in the U.S. and other applicable jurisdictions; the terms of the Company’s credit facility; the Company’s ability to successfully roll-out the Company’s Better Me Provider Program on the planned timeline; and the Company’s self-sustainability and existing cash balances. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. The Company cautions investors not to place undue reliance on these forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K as a result of any new information, future events or changed circumstances or otherwise.

Disclosure Channels to Disseminate Information

The Company announces material information to the public about the Company, its products and services and other matters through a variety of means, including filings with the United States Securities and Exchange Commission (the “SEC”), press releases, public conference calls, the Company’s website (https://neurostar.com/neuronetics/), including the Investors section thereof, and social media, including its Facebook page (https://www.facebook.com/NeuroStarAdvancedTMS/), X (formerly Twitter) account (@TMSTherapy), Instagram account (@NeurostarAdvancedTMS), YouTube account (https://www.youtube.com/user/NeuroStarTMSTherapy) and LinkedIn account (https://www.linkedin.com/company/neuronetics-inc./), in order to achieve broad, non-exclusionary distribution of information to the public. The Company encourages investors and others to review the information it makes public in these locations, as such information could be deemed to be material information. Please note that this list may be updated from time to time. Our website, Facebook page, X account, Instagram account,

YouTube account and LinkedIn account, and the information contained therein or connected thereto, shall not be and is not intended to be incorporated by reference into this Annual Report on Form 10-K or our other filings with the SEC unless otherwise expressly provided.

PART I

Item 1.   Business

Overview

Neuronetics, Inc. (the “Company” or “Neuronetics” or the “Registrant”) believes that mental health is as important as physical health. As a global leader in neuroscience, the Company is delivering more treatment options to patients and healthcare providers by offering exceptional in-office treatments that produce extraordinary results. The Company’s first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation (“TMS”), to create a pulsed, magnetic resonance imaging (“MRI”)-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the United States (“U.S.”) Food and Drug Administration (the “FDA”) to treat adult patients with major depressive disorder (“MDD”) who have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. It is also cleared by the FDA as an adjunct for adults with obsessive-compulsive disorder (“OCD”) and for adolescent patients aged 15-21 with MDD. It is also cleared by the FDA to decrease anxiety symptoms in adult patients with MDD that may exhibit comorbid anxiety symptoms (anxious depression). In addition to selling the NeuroStar Advanced Therapy System and associated treatment sessions to customers, we operate Greenbrook treatment centers (“Treatment Centers”) across the U.S., offering NeuroStar Advanced Therapy. Greenbrook, a leading provider of mental healthcare services, is a wholly owned subsidiary of the Company. The NeuroStar Advanced Therapy System is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. Treatment Centers also obtain SPRAVATO® to treat adults with treatment-resistant depression or depressive symptoms in adults suffering from MDD with acute suicidal ideation or behavior. We believe we are the market leader in TMS therapy based on the estimated 237,574 global patients treated with over 8.5 million of our treatment sessions through December 31, 2025. We generated revenues of $149.2 million for the year ended December 31, 2025.

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

We designed the NeuroStar Advanced Therapy System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of existing treatment options. We believe our NeuroStar Advanced Therapy System provides our provider customers and their patients with several benefits, including clinically demonstrated response and remission with durable results, a demonstrated safety profile with limited treatment-emergent side effects and high patient adherence. Additionally, NeuroStar Advanced Therapy System was designed to provide a precise and reproducible office-based therapy that is efficient and convenient. Our therapy is delivered without general anesthesia or sedation, enabling the patient to drive and resume normal activities immediately following each treatment session. We couple our product’s clinical benefits with practice development resources, on-site clinical training and reimbursement and service support to help our provider customers develop a successful NeuroStar Advanced Therapy System practice. We also provide cloud-based practice management solutions that enhance convenience for both providers and patients. Based on our commercial data, we believe providers can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients, assuming these patients receive reimbursement from federal healthcare programs or commercial insurance at rates that are similar to what our customers have observed for existing and prior patients. We believe psychiatrists can generate approximately $9,000 of average revenue per commercially insured patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We believe that the NeuroStar Advanced Therapy System coupled with these advantages offer significant improvement over competing TMS systems, which lack the ability to reproduce consistent treatments, significant clinical data from randomized outcome trials, practice development resources, and a cloud-based practice management system.

The safety, effectiveness and durability of NeuroStar Advanced Therapy System is supported by a large clinical data set published in 31 articles in peer-reviewed medical journals, including from 15 clinical studies that have collectively enrolled more than 1,000 adult patients suffering from MDD. Dunner, et. al. published results of a naturalistic, prospective, observational trial conducted at 42 U.S. clinical sites in 257 patients who had tried and failed to receive relief from one or more medication trials in their current MDD episode who were treated with an acute course of NeuroStar therapy. Response and remission rates at 12 months were 68% and 45% respectively as measured by Clinical Global Impression-Severity (“CGI-S”).

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

We currently sell our NeuroStar Advanced Therapy System and recurring treatment sessions in the United States with the collaborative support of our 658 employees as of December 31, 2025.

We generate NeuroStar revenues from clinic revenue, capital sales of our systems, sales of our recurring treatment sessions, service and repair and extended warranty contracts. We derive the majority of our revenues from clinic and recurring treatment sessions.

For the year ended December 31, 2025, we generated revenues of $149.2 million and had a net loss of $39.1 million. Our revenues increased 99% during the year ended December 31, 2025 compared to the year ended December 31, 2024.

For the year ended December 31, 2025, our U.S. revenues were $146.0 million, compared to $72.5 million for the year ended December 31, 2024, which represented an increase of 101% compared to the prior period. Clinic revenues represented 59% of our U.S. revenues for the year ended December 31, 2025 compared to 6% of our U.S. revenues in the prior year. Revenue from treatment sessions represented 30% of our U.S. revenues for the year ended December 31, 2025, compared to 70% in the prior year.

Greenbrook Acquisition

Effective as of December 9, 2024, the Company completed the acquisition of Greenbrook (the “Arrangement”) whereby the Company acquired all of the issued and outstanding common shares of Greenbrook (the “Greenbrook Shares”), which became a wholly owned subsidiary of the Company. The results of operations and financial position of Greenbrook are included in the Company’s consolidated financial statements from the date of acquisition. Each Greenbrook Share issued and outstanding immediately prior to the effective time of the Arrangement was exchanged for 0.01149 of a share of common stock of Neuronetics (the “Exchange Ratio”) upon closing of the Arrangement.

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

Greenbrook

Currently operating through 93 company-operated Treatment Centers and company-supported healthcare provider practice groups, Greenbrook is a leading provider of TMS and SPRAVATO (esketamine nasal spray), FDA-cleared, non-invasive therapies for the treatment of MDD and other mental health disorders, in the United States. TMS therapy provides local electromagnetic stimulation to specific brain regions known to be directly associated with mood regulation. SPRAVATO is offered to treat adults with treatment-resistant depression and to treat depressive symptoms in adults with MDD with suicidal thoughts or actions. We have identified the following key opportunity drivers for Greenbrook’s business:

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

Beginning in 2021, Greenbrook commenced its roll-out of SPRAVATO therapy in Treatment Centers to treat treatment-resistant depression in adults and depressive symptoms in adults with MDD with acute suicidal ideation or behavior. Currently, Greenbrook offers SPRAVATO at 83 Treatment Centers within its operating network as of the date of this Annual Report on Form 10-K.

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

After Greenbrook opened its first Treatment Center in 2011 in Tysons Corner in Northern Virginia, it has grown to control and operate a network of outpatient mental health service centers that specialize in TMS treatment across the United States. Greenbrook offers Treatment Centers in convenient locations to provide easy access to patients and clinicians. As of the date of this Annual Report on Form 10-K, Greenbrook owns and operates 93 Treatment Centers in the states of Alaska, California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Missouri, North Carolina, Ohio, Oregon, South Carolina, Texas and Virginia.

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

Our Strategy

Our goal is to maintain and extend our leadership position in TMS therapy for patients with neurohealth disorders and increase the number of patients we treat at Treatment Centers. The key elements of our strategy include:

●	A diversified business model with strategic advantages from Neuronetics and Greenbrook’s combined expertise. Neuronetics is now a vertically integrated organization providing greater access to mental health treatments through our collective expertise. NeuroStar is a market leader in transcranial magnetic stimulation with expertise in the following areas:
•	unrivalled Clinical Results: Long-Term Relief for Depression,
•	widely Reimbursed
•	proven Formula for Practice Success
•	top Tier Training and Best Practices
•	comprehensive Direct Sales and Support Team
•	extensive database of real world outcomes

As a leading mental health provider Greenbrook’s expertise includes:

•	Large Network of Clinics
•	Offer in-office treatments for Treating Depression
•	Established and Growing Network of Referring Physicians
•	Centralized, Scalable Business Infrastructure
•	Patient Focused Service

●	Improve customer targeting and optimize our direct sales and customer support team to accelerate growth. To capture new provider customers, we plan to optimize our specialized, direct sales organization that targets MDD treating psychiatric practices that accept reimbursement from private insurance and Medicare. Symphony Health estimates that there are approximately 26,300 group and solo practice sites in the United States with psychiatrists that prescribe antidepressant medications. Our direct sales force primarily targets 53,000 psychiatrists at 26,000 psychiatric practices that treat approximately 13.9 million patients based on data from the Journal of the American Medical Association. We estimate, based on data from the STAR*D Study that, approximately 6.4 million of these patients have failed to achieve remission of their MDD from their prior antidepressant medication therapy and that approximately 3.8 million of those patients have commercial insurance or federal healthcare programs coverage for NeuroStar Advanced Therapy System. As a result, based on our expected revenues for a standard course of treatment, we believe our total annual addressable market opportunity for treatment sessions in the United States is approximately $8.9 billion. To reach our target practices, we also plan to optimize our advertising efforts, both online and through more traditional approaches, such as targeting leading psychiatric journals, practice outreach and education through webinars and in person events, attendance at key psychiatric trade shows and sponsoring clinical symposiums and product theaters.
●	Expanding access to Greenbrook’s services through targeted awareness programs and referral pathways. Across the U.S., 13.9 million MDD patients are being treated in primary care, behavioral health, and psychiatric practices—many of which rely solely on traditional therapies. Most of these providers are unaware that alternative treatments like NeuroStar TMS and SPRAVATO exist, offering an alternate to antidepressants for patients. To bridge this gap, we strategically deploy Regional Account Managers to educate providers on these innovative therapies and guide them in referring patients to GB centers. Through consistent messaging and outreach, our team builds strong referral pathways, connecting thousands of patients to the care they need and helping them take the next step toward remission.

●	Increase utilization of our new and existing active customer sites of NeuroStar Advanced Therapy Systems. We plan to optimize our sales and customer support team to increase the number of patients treated at new and existing active customer sites using our NeuroStar Advanced Therapy Systems in the United States. As of December 31, 2025, we had 26 NeuroStar practice development managers (“PDMs”) focused on helping increase patient utilization of NeuroStar Advanced Therapy System in a practice. Our NeuroStar practice consultants focus their efforts on helping provider customers implement our Better Me Provider Program and our 5 Stars Solution for Practice Success. We intend to continue to optimize marketing resources, such as our marketing portal, which consists of customizable practice development and advertising materials, and digital patient outreach tools, all of which are designed to drive patient awareness and help identify patients who can benefit from NeuroStar TMS within an existing practice and in the local community. We also plan to continue to optimize our direct to consumer marketing programs, which are comprised of paid search, display advertising, social media, billboards, radio and public relations.
●	Pursue enhancements of our NeuroStar Advanced Therapy System and pipeline development for additional indications. We plan to continue our research and development efforts to enhance the hardware and software components of our NeuroStar Advanced Therapy System for the treatment of MDD and other neurohealth disorders.
●	Offer additional payment models. Historically, we have offered products primarily through a standard treatment session model. However, we are piloting new purchasing models, including allowing customers to purchase systems on a capital-only basis (instead of the treatment session model), offering new lease options both directly and through third-party financing partners, and providing standalone support services to capital-only and lease customers who subsequently seek additional services.

Research and Development

We invest in research and development for the use of the NeuroStar Advanced Therapy System in neurohealth disorders. Throughout our history, we have provided material support to more than 104 investigator-initiated trials and are currently considering a number of new indications for the use of the NeuroStar Advanced Therapy System related to neurohealth disorders.

Sales and Customer Support Team and Customer Training

As of December 31, 2025, our sales and customer support team worked collaboratively across the following departments: sales, marketing, field service, customer support, and reimbursement. In 2026, we plan to continue to have a direct sales and customer support team.

Key NeuroStar Customers, Sales and Marketing—United States

We primarily market and sell the NeuroStar Advanced Therapy System and recurring treatment sessions to psychiatrists, with primary care physicians and pain management specialists representing a smaller percentage of our customer base.

We target approximately 53,000 psychiatrists across 26,000 psychiatric practices. We target these practices by the number of providers within their practices, the number of patients they treat and their acceptance of commercial insurance and Medicare. We believe that our customer targeting strategy makes for a well-defined customer base that is accessible by our direct sales organization.

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

Practice Management Support and Provider Training—United States

Our PDMs can play an important role in ensuring the success of our customers as they implement a new service line into their practice. In the early stages of implementation, they help the practice set goals, educate on the types of patients that can benefit from our therapy and train the office staff on how to talk with patients about TMS and how to use patient educational tools such as presentations, videos and starter kits. Once the practice begins treating patients, our PDMs will educate the provider on how to track clinical outcomes, interpret data and effectively convey results to existing and potential patients and referring providers. Our PDMs also work with our customers to increase awareness with referring providers and develop external marketing tactics. Our dedicated reimbursement managers help practices navigate issues regarding the reimbursement process including investigation of benefits, prior authorizations and claims documentation.

Providers and staff training on the NeuroStar Advanced Therapy System is a key to success within each practice. Our clinical training managers take the burden of clinical training off our NeuroStar practice consultants and provide a dedicated training resource to each customer. Clinical training managers conduct a hands-on training course that is scheduled after system installation at each practice and also provide ongoing advanced on-site clinical training.

To enhance the work our PDMs do to support customer training and education, our sales training team hosts NeuroStar University courses to educate existing customers on internal best practices that help them improve the patient experience and overall business operations.

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

Greenbrook

We intend to optimize Greenbrook’s operations by rolling out our Better Me Provider Program patient responsiveness standards to all 93 Treatment Centers, increasing the number of Treatment Centers that offer SPRAVATO.

Competition

We have competitors that sell other forms of TMS therapy, including Brainsway, Apollo TMS, Magstim, MagVenture, CloudTMS and Nexstim, that compete directly with the NeuroStar Advanced Therapy System. We also face competition from pharmaceutical and other companies that develop products, such as antidepressant medications, for the treatment of neurohealth disorders. New treatment modalities may also pose a threat to our competitive standing. Greenbrook faces competition from other physician practice management firms as well as doctors operating their own practices. However, we believe there is a significant shortage of mental healthcare providers in the United States.

For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors – Risks Related to Our Business and Industry.”

Intellectual Property

Our patent estate includes patents and applications with claims directed to our NeuroStar Advanced Therapy Systems and broader claims for potential future products and developments. On a worldwide basis, as of December 31, 2025, our patent estate included 62 issued or allowed patents and 17 pending patent applications for our products and novel design methods, manufacturing processes, novel TMS devices and systems and future combination products that are mainly designed to treat psychiatric conditions or perform diagnostic procedures. In the United States, as of December 31, 2025, we owned or licensed 26 issued or allowed patents and 8 pending patent applications that are directed to our TMS technology. Outside the United States, as of December 31, 2025, we owned or licensed 36 issued or allowed patents, 8 pending patent applications and one pending Patent Cooperation Treaty application.

These U.S. issued patents are expected to remain in effect until between 2026 and 2040. In 2026, we expect that 3 U.S. patents will expire and 11 non-U.S. patents will expire.

As of December 31, 2025, our non-U.S. patents are expected to remain in effect until between 2026 and 2038. Our worldwide intellectual property portfolio includes multiple pending patent applications relating to methods and apparatuses for the treatment of psychiatric health conditions in Australia, Canada, selected European Union countries, Japan and the United States. Our patents and patent applications mainly relate to iron core technology, including materials, manufacturing methods, geometries, applications, and open core technologies, coil positioning, motor threshold level determination and monitoring, contact sensing, , patient comfort, TMS support technologies and pulse monitoring, and potential next generation technologies as well as design patents. We are currently assessing the long-term value proposition in maintaining patents outside of the United States.

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

We establish our relationships with our third-party manufacturers and suppliers through supplier contracts and purchase orders. In most cases, these supplier relationships may be terminated by either party upon short notice. As of December 31, 2025, we engaged with Gharieni Group GmbH to supply our chair, Molex Incorporated to supply our SenStar Components, and other companies to supply components of our chairs and treatment packs. We have transitioned our console manufacturing to Ascential Technologies (previously D&K Engineering), collaborating with them on optimizing the global supply chain.

We are exploring adding a second console manufacturing partner to fortify our supply chain.

Reimbursement, Payor Relations and Customer Support

Based on our estimates, over 104 major private insurers in the United States, including the top 25 largest private insurers and federal healthcare programs, have coverage policies for reimbursement of TMS, including NeuroStar Advanced Therapy System, representing over 300 million covered lives or about 95% of the total payor covered lives in the United States.

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

In addition to U.S. regulations, we are subject to a variety of regulations in other jurisdictions governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA clearance or approval for a product, we must obtain authorization before commencing clinical trials or obtain marketing authorization or approval of our products under the comparable regulatory authorities of countries outside of the United States. The marketing authorization process varies from country to country, and the time may be longer or shorter than that required for FDA clearance or approval.

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

If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements or can request a risk-based classification determination for the device in accordance with the “de novo” classification process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.

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

After a PMA application is submitted and filed, the FDA begins an in-depth review of the submitted information, which typically takes 180 days, but may take longer if the FDA requests additional information and places the submission on hold for up to an additional 180 days. During this review period, the FDA may request additional information (e.g., clinical or non-clinical data) or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA will usually be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the QSR, which imposes elaborate design development, testing, control, documentation and other quality assurance procedures in the design and manufacturing process. The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale, distribution and collection of long-term follow-up data from patients in the clinical study that supported approval. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including the loss or withdrawal of the approval. New PMA applications or supplements are required for significant modifications to the manufacturing process, labeling of the product and design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as an original PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application and may not require as extensive clinical data or the convening of an advisory panel.

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

Many minor modifications today are accomplished by a manufacturer documenting the change in an internal letter-to-file (a “LTF”). The LTF is documented in lieu of submitting a new 510(k) or PMA to obtain clearance or approval for every change and includes the rationale for why a submission was not filed. The changes contained in the LTFs are then summarized and included within the following 510(k) or PMA submission. The FDA will review these changes during the submission process or during an inspection. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing or request the recall of the modified device until 510(k) marketing clearance or PMA is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties.

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

●	the federal Anti-Kickback Statute, 42 U.S.C. § 1320a-7b(b) (the “AKS”), which prohibits any person or entity from, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The government can establish a violation of the AKS without proving that a person or entity had actual knowledge of the law or a specific intent to violate. Moreover, the government may assert that a claim for reimbursement that includes items resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act, 31 U.S.C. § 3729 (the “FCA”). Although there are a number of statutory exceptions and regulatory safe harbors to the AKS protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly. Practices that involve assisting patients with identifying providers of healthcare services, offering remuneration, including discounts, rebates and direct compensation, to those who prescribe, purchase, study or recommend medical device products, or engaging individuals as speakers, consultants, researchers or advisors, may be subject to scrutiny if they do not fit squarely within an exception or a safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as reimbursement support programs, educational or research grants, or charitable donations;
●	the federal civil and criminal false claims laws and civil monetary penalty laws, such as the FCA, which can be enforced by private citizens through civil qui tam actions, prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment of federal funds, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. The Social Security Act also has a provision that provides for the imposition of civil monetary penalties against any person who offers or transfers remuneration to a Medicare or Medicaid beneficiary that such person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier for the order or receipt of any item or service payable by a federal health care program. Private individuals, commonly known as “whistleblowers,” can bring FCA qui tam actions on behalf of the government and themselves, and may share in amounts paid by the entity to the government in recovery or settlement. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $14,308 to $28,619 (subject to future increase) per false or fraudulent claim or statement. Many pharmaceutical and medical device manufacturers have been investigated and have reached substantial settlements under the FCA in connection with alleged off label promotion of their products and allegedly providing free products to customers with the expectation that the customers would bill federal health care programs for the product. In addition, a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. There are also criminal penalties, including imprisonment and criminal fines, for making or presenting false, fictitious or fraudulent claims to the federal government;
●	the federal physician self-referral law (“Stark Law”) prohibits, subject to exceptions, referring Medicare patients for “designated health services” (“DHS”) to entities with which a referring physician (or immediate family member) maintains a “financial relationship.” States (as required in order to maintain Medicaid funding) have further enacted similar prohibitions that apply to Medicaid, as well as other insurance programs, and which may be more restrictive than the Stark Law. Persons who attempt to circumvent these laws or submit (or cause others to submit) claims to payors in violation of these laws may be subject to significant civil and criminal penalties. As such, we are generally prohibited from billing for any services referred in violation of these laws. Importantly, we do not provide DHS and do not bill payors for DHS (or any other items or services). While we manufacture and sell equipment and supplies to our customers, we are not a Medicare supplier. TMS furnished outside of a hospital typically does not constitute DHS. However, Stark Law DHS includes “outpatient prescription drugs,” which may include SPRAVATO dispensed by physician groups with whom we maintain contracts to provide administrative support. In instances in which we maintain contractual arrangements with physicians or hospitals, we have no reason to believe that we are engaged in assisting any person with circumventing these laws. Notably, however, the Stark Law is a strict liability statute and compliance with the Stark Law or analogous state law is difficult to assure;
●	HIPAA, among other things, established various criminal health care fraud laws, which impose criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the AKS, a person or entity does not need to have actual knowledge of the applicable statute or specific intent to violate it or to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, which imposes privacy, security, transmission and breach reporting obligations with respect to individually identifiable health information upon “covered entities” subject to the law, including health plans, healthcare clearinghouses and certain healthcare providers and their respective business associates that perform services on their behalf that involve individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
●	federal and state antitrust law may limit contracting relationships or the sharing of cost or pricing data amongst healthcare providers, and may prohibit or limit healthcare providers from acting collectively to jointly contract with payors or negotiate reimbursement rates, depending upon whether certain network or joint ventures maintain sufficient financial or clinical integration;
●	the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” created under the Patient Protection and Affordable Care Act (“PPACA”), which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, Centers for Medicare and Medicare Services,(“CMS”), information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other professionals (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

●	foreign and state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers; state laws that require device manufacturers to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and other federal and state laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts and data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the European Union, which adopted the GDPR, which became effective in May 2018).

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

We cannot predict the impact that health care reform will have on our business, and there is uncertainty as to what healthcare programs and regulations may be implemented or changed at the federal or state level in the United States, or the effect of any future legislation or regulation. However, it is possible that such initiatives could have an adverse effect on our ability to obtain approval or successfully commercialize products in the United States in the future. For example, U.S. federal government and state legislatures have continued to implement cost containment programs, including price controls and restrictions on coverage and reimbursement. To contain costs, governmental healthcare programs and third-party payers are increasingly challenging the price, scrutinizing the medical necessity, and reviewing the cost-effectiveness of medical treatments. Any changes that reduce, or impede the ability to obtain, reimbursement for the type of products we intend to commercialize in the United States (or our products more specifically, if approved) or reduce medical procedure volumes could adversely affect our business plan to introduce our products in the United States.

The current presidential administration and Congress have issued numerous executive orders and budget proposals calling for changes to policies or procedures of federal agencies. Extensive changes to federal policy may impact revenues we receive from Medicare, as well as funds available for research, compliance costs or potential liability related to noncompliance. For example, published directives and spending proposals attempt to eliminate specific healthcare procedures, discontinue certain federal contracting, withhold federal research funds, and reduce and restrict Medicare and Medicaid funding and reimbursement. Certain subsidies previously available to individuals through the PPACA have expired and may not be renewed. A decrease in the availability or attainment of health insurance broadly may limit the number of individuals who seek medical treatment, including from providers that purchase our products or providers to whom we provide administrative services. It is too early to predict the impact of these directives or the extent of their future implementation.

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

Human Capital

Employees

As of December 31, 2025, we had 658 full-time employees working collaboratively across our sales and customer support team, in research and development, including clinical, regulatory and certain quality functions, operations and in general and administrative. All of our employees are employed full-time. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union. We believe that our employee relations are strong.

We recruit employees with the skills and training relevant to functional responsibilities. We believe that cultural fit and energy are important considerations. We assess the likelihood that a particular candidate will contribute to the Company’s overall goals, and beyond their specifically assigned tasks. We aim to provide market-based compensation and work to retain our employees for many years. During 2025, the Company continued to offer a two-day work from home policy for non-remote employees to provide personal flexibility and support employees in managing family priorities.

Development

Developing employees contributes to growing our business. The Company has leadership development programs which bring a consistent approach to leadership development that all managers and directors are encouraged to attend. The Company also provides learning opportunities for all employees to continue to progress their development and career at the Company.

Culture

A diverse and welcoming culture that provides equal opportunities helps the Company remain competitive, advance its innovative culture, and serve customers. The Company focuses on attracting and advancing top talent as well as advancing initiatives that enhance belonging and broad representation.

Compensation and Benefits

In addition to a professional work environment that promotes innovation and rewards performance, our total compensation for employees includes a variety of components that support sustainable employment and the ability to build a strong financial future, including competitive market-based pay, share-based compensation awards, and comprehensive benefits. In addition to earning a base salary, eligible employees are compensated for their contributions to the Company’s goals with cash incentives and long-term equity-based incentives. The Company is committed to providing fair and equitable pay for employees. Eligible full-time employees also have access to medical, dental, and vision plans; savings and retirement plans; and other benefits. During 2025, we integrated the US Neuronetics and Greenbrook health benefit plans for equal coverage and company contributions.

Corporate Information

We were incorporated in Delaware in April of 2003. Our principal executive offices are located at 3222 Phoenixville Pike, Malvern, Pennsylvania 19355, and our telephone number is (877) 600-7555. Our website address is https://neurostar.com/neuronetics/. We make available, free of charge on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov. The information contained on, or accessible through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider any information contained in, or that can be accessed through, our website as part of this Annual Report on Form 10-K.

Summary Risk Factors

An investment in shares of our common stock involves significant risks. See the “Risk Factors” section of this Annual Report on Form 10-K. These risks include, among others:

●	We have incurred losses in the past and may be unable to achieve or sustain profitability in the future.
●	If insurance coverage is unavailable or reimbursement from third-party payors for treatments using our products and services significantly declines, providers may be reluctant to use our products and services and our revenues, earnings and cash flows at our Treatment Centers would be substantially reduced.
●	Our success depends upon patient satisfaction with the effectiveness of our NeuroStar Advanced Therapy System.
●	We operate in a very competitive environment and if we are unable to compete successfully against our existing or potential competitors, our sales and operating results may be negatively affected.

●	The loss of certain members of our senior management or our inability to attract and retain highly skilled executives, salespeople, product development, clinicians in our Treatment Centers and other personnel could negatively impact our business.
●	We rely on single-source suppliers for some components used in our NeuroStar Advanced Therapy System and on a single manufacturer for the assembly of our NeuroStar Advanced Therapy System, and we may be unable to find replacements or immediately transition to alternative parties for these components.
●	We rely on a network of third-party distributors to market and distribute our products internationally, and if we are unable to maintain and expand this network, we may be unable to generate anticipated sales.
●	We are subject to certain federal, state and foreign fraud and abuse laws, health information privacy and security laws and transparency laws, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.
●	If we experience significant disruptions in our information technology systems, our business may be adversely affected.

●	Our business may fail to realize the anticipated benefits, and integration efforts have placed significant demands on the Company.

●	The Company’s failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.

●	Failure to timely or accurately bill for services could have a negative impact on our revenue and cash flow. We have had difficulty processing claims.

●	We may be subject to fines, penalties, and other sanctions if we fail to comply with laws governing our business. Our business may be subject to additional federal, state and foreign laws.

●	Our ability to obtain SPRAVATO from our suppliers on a timely basis at competitive costs could suffer as a result of events that adversely affect our suppliers or cause disruptions in their businesses.

●	Our revenue may be negatively impacted if third-party payors impose additional requirements or reduce reimbursement rates.

●	Our products and services and operations are subject to extensive government regulation and oversight both in the United States and abroad, and our failure to comply with applicable requirements could harm our business. Additionally, the effect of the uncertainty relating to potential future changes to government regulation may increase our costs.
●	Modifications to our products may require new 510(k) clearances, de novo classification or PMAs, and may require us to cease marketing or recall the modified products until clearances are obtained.
●	Our products must be manufactured in accordance with federal and state regulations, and we could be forced to recall our installed systems or terminate production if we fail to comply with these regulations.
●	Our products and services may cause or contribute to adverse medical events that we are required to report to the FDA, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. The discovery of serious safety issues with our products or services, or a recall of our products either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.
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

We have incurred net losses since inception, including net losses of $39.1 million and $43.7 million for the years ended December 31, 2025 and 2024, respectively. As a result of ongoing losses, as of December 31, 2025, we had an accumulated deficit of $458.8 million. We expect to continue to incur significant integration, sales and marketing, product development, regulatory and other expenses as we continue to expand our marketing efforts to increase adoption of our products and services and expand existing relationships with our customers, to obtain regulatory clearances or approvals for our products in additional countries and for additional indications, integrate the Greenbrook business, and to develop new products or add new features to our existing products. The net losses we incur may fluctuate significantly from quarter to quarter. We will need to generate significant additional revenues to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We rely on the sale of our NeuroStar Advanced Therapy System and treatment sessions to generate revenues.

We rely, in part, on the sale of our NeuroStar Advanced Therapy System and treatment sessions to generate revenues, and we expect to generate a substantial portion of our revenues in the foreseeable future from sales of these and any related products and services. Because the market for TMS therapy is still developing and contains a limited number of market participants, sales of our products could be negatively impacted by unfavorable market reactions to our or other TMS devices. If the use of our or other TMS therapies results in serious adverse events, or such products malfunction or are misused, patients and providers may attribute such negative events to TMS therapy generally, which may adversely affect market adoption of our products and services. Additionally, if patients undergoing treatment with a NeuroStar Advanced Therapy System perceive the benefits to be inadequate or adverse events too numerous or severe compared to the relevant rates of alternative TMS therapies or pharmaceutical options, it will be difficult to demonstrate the value of our NeuroStar Advanced Therapy System to patients and providers. As a result, demand for and the use of our NeuroStar Advanced Therapy System may decline or may not increase at the pace or to the levels we expect.

Our business and ability to meet obligations to our customers may be disrupted and our results of operations, financial condition, cash flows and liquidity may be adversely affected by a global pandemic or epidemic diseases.

Our operations and interactions with healthcare systems, providers and patients expose us to risks associated with public health crises, including epidemics and pandemics. A global pandemic including corresponding preventative and precautionary measures that we and other businesses, communities and governments may take to mitigate the spread of such disease, may lead to restrictions on, disruptions in, and other related impacts on business and personal activities, which may adversely impact our business and liquidity.

The significance of the impact of a global pandemic on our operations depends on numerous evolving factors that we may not be able to accurately predict or effectively respond to, including, among others:

●	the effect on global economic activity, financial markets and the resulting impact on our customers’ businesses, their credit and liquidity, and their demand for our solutions and services, as well as their ability to pay;
●	our ability to deliver and implement our solutions in a timely manner, including as a result of supply chain disruptions and related cost increases; and
●	actions taken by U.S., foreign, state, and local governments, suppliers, and individuals in response to the outbreak (including the extent of travel restrictions and business closures).

If insurance coverage is unavailable or reimbursement from third-party payors for treatments using our products or services significantly declines, providers may be reluctant to use our products or services and our revenues, earnings and cash flows at our Treatment Centers would be substantially reduced.

In the United States, sales of our products and services will depend, in part, on the extent to which the treatment sessions using our products and services are covered and reimbursed by third-party payors, including private insurers and government healthcare programs. Even if a third-party payor covers a particular treatment that uses our products, the resulting reimbursement rate may not be adequate to cover a provider’s cost to purchase our products and services or ensure such purchase is profitable for the provider. Further, patients who are treated in-office for a medical condition generally rely on third-party payors to reimburse all or part of the costs associated with the treatment and may be unwilling to undergo such treatment in the absence of coverage and adequate reimbursement, or due to large annual deductibles associated with certain health insurance plans.

Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that a treatment is neither experimental nor investigational, safe, effective, medically reasonable and necessary (which may include provision of treatment only in the absence of certain alternatives), appropriate for the specific patient, cost-effective, supported by peer-reviewed medical journals or included in clinical practice guidelines.

In the United States, there is no uniform policy of coverage and reimbursement among third-party payors. Third-party payors often rely upon Medicare coverage policies and payment limitations in setting their own reimbursement policies, but also have their own methods and approval process apart from Medicare coverage and reimbursement determinations. Therefore, coverage, reimbursement and utilization guidelines for treatments may differ significantly from payor to payor. Decisions regarding the extent of coverage and amount of reimbursement to be provided for an in-office treatment are made on a plan-by-plan basis. One payor’s determination to provide coverage for a specific treatment does not ensure that other payors will also provide coverage, and adequate reimbursement.

In addition, the federal government and state legislatures have continued to implement cost containment programs, including price controls and restrictions on coverage and reimbursement. To contain costs, governmental healthcare programs and third-party payors are increasingly challenging the price, scrutinizing the medical necessity and reviewing the cost-effectiveness of medical treatments. Temporary subsidies available in conjunction with the purchase of certain private health insurance have expired and may not be revived. Eligibility for Medicaid has recently been subject to additional restrictions. Reductions in the availability or attainment of health insurance, overall, may impact the number of individuals seeking treatment.

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

The marketability of our products and services may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. Even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

If we are unable to adequately train providers on the safe and appropriate use of our products and services, we may be unable to achieve our expected growth.

There is a learning process involved for treatment providers to become proficient in the use of our products and services, which requires us to spend considerable time and resources for training. It is critical to the success of our commercialization efforts to train a sufficient number of providers and to provide them with adequate, ongoing instruction and training in the use of our products and services. This training process generally requires providers to review and study product materials, engage in multi-day, hands-on training sessions for up to four hours per day and participate in a multi-day observational period prior to treating patients independently. This training process may also take longer than expected or be more complicated than the providers or their personnel are comfortable with and may therefore affect our ability to increase sales. Convincing providers to dedicate the time and energy necessary for adequate training is challenging, and we may not be successful in these efforts.

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

In addition, customers may not derive sufficient cash flow from using the NeuroStar Advanced Therapy Systems due to their own practice economics or otherwise. Failure to achieve economic benefits from the purchase or use of the NeuroStar Advanced Therapy System would adversely affect our customers’ purchase of treatment sessions. These factors could also reduce the number of procedures performed using our NeuroStar Advanced Therapy System, and if we do not facilitate the utilization of our products and services by our customers, our revenues and results of operations could be harmed.

Our success depends upon patient satisfaction with the effectiveness of our NeuroStar Advanced Therapy System.

In order to generate repeat and referral business, patients must be satisfied with the effectiveness of our NeuroStar Advanced Therapy System. Clinical studies demonstrate that, in order to be effective, our products must be used for a period of four to six weeks, and require a patient to return to a providers’s office five days a week during that period in order to receive the recommended course of treatment. Since patients who achieve response or remission using our therapy will obtain these results gradually over this treatment period, their perception of their results may vary depending on their compliance with the prescribed treatment course.

We train our customers and our Treatment Centers to select the appropriate patient candidates for treatment using the NeuroStar Advanced Therapy System, explain to their patients the time-period over which the results from a treatment course can be expected to occur, and measure the success of treatments using medical guidelines. However, our customers and Treatment Centers may not select appropriate patient candidates for NeuroStar Advanced Therapy System treatment, which may produce results that may not meet patients’ expectations. In addition, the efficacy of treatment is dependent on proper patient set up at the initial treatment session and duplication of that set up at future treatment sessions. To the extent customers do not make the proper measurements for a specific patient or use the same procedures at each treatment session, it could result in variability of the treatment efficacy and results for the patient. If patients are not satisfied with the results of our NeuroStar Advanced Therapy System, our reputation and future sales will suffer.

We operate in a very competitive environment and if we are unable to compete successfully against our existing or potential competitors, our sales and operating results may be negatively affected.

Our currently marketed products and services are, and any future products and services we develop and commercialize will be, subject to intense competition. The industry in which we operate is subject to rapid change and is highly sensitive to the introduction of new products and services or other market activities of current or new industry participants. Our ability to compete successfully will depend on our ability to develop products and services that reach the market in a timely manner, to receive adequate coverage and reimbursement from third-party payors, and to successfully demonstrate to providers and patients the merits of our products and services compared to those of our competitors. If we are not successful in convincing others of the merits of our products and services, including in comparison to those of our competitors, or educating them on the use of our products and services, they may not use our products and services or use them effectively and we may be unable to increase our sales.

We have competitors that sell other forms of TMS therapy, including Brainsway, Magstim, MagVenture, CloudTMS and Nexstim, that compete directly with the NeuroStar Advanced Therapy System. Competing TMS therapy companies have developed and may develop additional treatments that can be administered for shorter time periods or for indications outside of MDD, or may develop treatments that have improved efficacy when compared to our products and services or that require a less significant investment of resources from providers. We also face competition from pharmaceutical and other companies that develop competitive products, such as antidepressant medications. Our commercial opportunity could be reduced or eliminated if these competitors develop and commercialize antidepressant medications or other treatments that are safer, more convenient or more effective than the NeuroStar Advanced Therapy System. At any time, these and other potential market entrants may develop treatment alternatives that may render our products and services uncompetitive.

In addition, our competitors may have more established distribution networks than we do, or may be acquired by enterprises that have more established distribution networks than we do. Our competitors may also develop and patent processes or products earlier than we can or obtain domestic or international regulatory clearances or approvals for competing products more rapidly than we can, which could impair our ability to develop and commercialize similar products. We also compete with our competitors in acquiring technologies and technology licenses complementary to our products and services or advantageous to our business. In addition, we compete with our competitors to engage the services of independent distributors outside the United States, both those presently working with us and those with whom we hope to work as we expand.

We may face difficulties encountered by companies in new and evolving markets.

In assessing our prospects, you must consider the risks and difficulties frequently encountered by companies in new and evolving markets. These risks include our ability to:

●	manage rapidly changing and expanding operations;
●	increase awareness of our brand and strengthen customer loyalty;
●	successfully execute our business and marketing strategy;
●	respond effectively to competitive pressures and developments;
●	continue to develop and enhance our products and services and products and services in development;
●	obtain regulatory clearance or approval to commercialize new products and enhance our existing products;

●	refrain from infringing on the intellectual property rights of others, and maintaining appropriate legal policies and procedures;
●	expand our presence in existing and commence operations in new international markets; and
●	attract, retain and motivate qualified personnel.

If we are unable to adequately address our customers’ needs, it could negatively impact sales and market acceptance of our products and services and we may never generate sufficient revenues to achieve or sustain profitability.

Our operating results are directly dependent upon the sales and marketing efforts of our sales and customer support team as well as our field sales personnel in the United States and our independent third-party distributors outside of the United States. If our employees or our independent distributors fail to adequately promote, market and sell our products and services, our sales could significantly decrease.

If we launch new products, expand our product offerings to new indications or increase our marketing efforts with respect to existing products, we will need to expand the reach of our marketing and sales networks. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled employees, and distributors with significant technical knowledge in various areas. Further, many of the salespersons we hire have technical expertise from other industries but no experience within our specific industry. New hires require training and take time to achieve full productivity. If we fail to train new hires adequately, new hires fail to successfully transition to our industry, or we experience high turnover in our sales force in the future, new hires may not become as productive as may be necessary to maintain or increase our sales. If we are unable to expand our sales and marketing capabilities domestically and internationally, we may be unable to effectively commercialize our products and services.

The loss of any member of our senior management or our inability to attract and retain highly skilled executives, salespeople, product development and other personnel could negatively impact our business.

Our success depends on the skills, experience and performance of the members of our senior management team. The individual and collective efforts of these employees will be important as we continue to develop our products and services and as we expand our commercial activities. We believe that it is challenging to identify individuals with the requisite skills to serve in many of our key positions, and the loss or incapacity of existing members of our executive management team could negatively impact our operations. We did not maintain key person life insurance on any of our employees in 2025 and do not expect to in the future.

On November 4, 2025, the Company announced that Keith J. Sullivan, who has served as President and Chief Executive Officer since July 14, 2020, informed the Board of his intention to retire. Mr. Sullivan will step down as the Company’s President and Chief Executive Officer on March 23, 2026 and retire on March 31, 2026.On March 17, 2026, the Company announced that Daniel Reuvers will be appointed as the new President and Chief Executive Officer. The effectiveness of our new Chief Executive Officer, and our ability to maintain continuity during the transition, will be important to the continued execution of our strategy.

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

Our long-term growth depends on our ability to commercialize our approved products and services for current and future indications and to develop and commercialize additional products and services through our research and development efforts. If we fail to do so, we may be unable to compete effectively.

In order to increase our future revenues, we must successfully enhance our existing product offerings and introduce new products or new treatment modalities in response to changing customer demands and competitive pressures and technologies. Our industry is characterized by intense competition, including from lower-cost competitors, rapid technological changes, new product introductions and enhancements and evolving industry standards. We also face competition from pharmaceutical companies, including large pharmaceutical companies with greater capital. Our business prospects depend in part on our ability to develop and commercialize new products, services and applications for our technology, including in new markets that develop as a result of technological, pharmaceutical and scientific advances, while improving the performance and cost-effectiveness of our products and services. New pharmaceutical products, technologies, techniques or other products could emerge that might offer better combinations of price and performance than our products and services. It is important that we anticipate changes in technology and market demand, as well as provider practices to successfully develop, obtain clearance or approval, if required, and successfully introduce new, enhanced and competitive technologies to meet our prospective customers’ needs on a timely and cost-effective basis.

We might be unable to successfully further commercialize or develop or obtain regulatory clearances or approvals to market new products and services or our existing products and services for additional indications. Future products, even if cleared, might not be accepted by provider or the third-party payors who reimburse for the procedures performed with our products and services. The success of any new product offering or enhancement to an existing product will depend on numerous additional factors, including our ability to:

●	properly identify and anticipate clinician and patient needs;
●	demonstrate the benefits associated with the use of our products and services when compared to the products, services and devices of our competitors;
●	develop and introduce new products, product enhancements or alternative treatments with existing products in a timely manner;
●	adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties;
●	demonstrate the safety and efficacy of new products;
●	obtain the necessary regulatory clearances or approvals for new products or product enhancements; and
●	secure and maintain favorable commercial relationships with key partners involved in emerging treatment areas

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

We have a relatively short history of operating as a combined medical device and clinic service company, as such our growth rate may be volatile. For example for 2025, 2024 and 2023 our growth rate was 99%, 5% and 9% respectively. We intend to grow our business operations and may experience periods of rapid growth and expansion. This anticipated growth could create a strain on our organizational, administrative and operational infrastructure, including our supply chain operations, quality control, technical support and customer service, sales force management and general and financial administration. We may be unable to maintain the quality, or delivery timelines, of our products and services or customer service or satisfy customer demand if our business grows too rapidly. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, and our reporting systems and procedures. We may implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain and failure to complete this in a timely and efficient manner could harm our business.

As our commercial operations and sales volume grow, we will need to continue to increase our workflow capacity for our supply chain, customer service, training and education personnel, billing, accounting reporting and general process improvements and expand our internal quality assurance program, among other things. Because our products and services require us to devote significant resources to training our customers on the use, and educating our customers on the benefits, of our products and services, we will be required to expand these personnel as we increase our sales efforts. We may not successfully implement these increases in scale or the expansion of our personnel, which could harm our business.

Historically, we have offered products primarily through a standard treatment session model. However, we are piloting new purchasing models, including allowing customers to purchase systems on a capital-only basis (instead of the treatment session model), offering new lease options, both directly and through third-party financing partners, and providing standalone support services to capital-only customers who subsequently seek additional services.

These changes create several risks that could adversely affect our business:

●	we may be unable to predict or adequately respond to customer demand across these new purchasing models;
●	our salesforce and operational teams may face challenges adjusting to multiple concurrent commercial approaches;
●	offering more flexible financing options, particularly through third parties, may expose us to greater credit risks or unfavorable terms;
●	the provision of standalone support services may result in incremental costs or lower margins if not managed effectively;
●	some customers who switch models might require more support than anticipated, straining resources; and
●	competitors may respond aggressively with their own alternative offerings.

If we do not execute these alternative purchasing models effectively, or if the market does not accept these new offerings as anticipated, our revenues could decline; we may incur higher expenses associated with supporting multiple sales and service channels; and overall customer satisfaction could decrease. Any of these outcomes could have an adverse effect on our business prospects, operating results, or financial condition.

We rely on a network of third-party distributors to market and distribute our products internationally, and if we are unable to maintain and expand this network, we may be unable to generate anticipated sales.

We rely on a network of third-party distributors to market and distribute our products in international markets. We currently sell our products in five countries outside of the United States and market and sell our products through our exclusive distribution agreement in Japan. We are assessing the opportunity to continue expanding into other international markets. We may face significant challenges and risks in managing a geographically dispersed distribution network. We have limited ability to control any third-party distributors.

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

We currently market and sell our products outside of the United States, including through our exclusive distribution agreement in Japan.

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

We regularly reassess opportunities to expand into other international markets. However, any expansion plans may not be realized, or if realized, may not be successful. We expect each market to have particular regulatory hurdles to overcome, and future developments in these markets, including the uncertainty relating to governmental policies and regulations, could harm our business.

Our employees, consultants, distributors and other commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk that our employees, consultants, distributors and other commercial partners may engage in inappropriate, fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the regulations of the FDA and other U.S. healthcare regulators, as well as non-U.S. regulators, including by violating laws requiring the reporting of true, complete and accurate information to such regulators, manufacturing standards, healthcare fraud and abuse laws and regulations in the United States and abroad or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry, including the sale of medical devices, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-referral and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, referral and other business arrangements. It is not always possible to identify and deter misconduct by our employees, distributors and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. These risks may be more pronounced, and we may find that the processes and policies we have implemented are not effective at preventing misconduct. If any actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, individual imprisonment, disgorgement, possible exclusion from participation in government healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and the curtailment of our operations. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations.

We rely in part on third parties to conduct our clinical trials. If these third parties fail to perform their duties on time or as expected, we may not be able to obtain regulatory approval for additional indications that we may seek for the NeuroStar Advanced Therapy System.

Our clinical trials are managed by our own staff and personnel, but we rely in part upon certain third parties, including clinical trial sites, medical institutions, clinical research organizations, and private practices, for, among other things, site monitoring, statistical work and electronic data capture in our clinical trials. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocols, and legal, regulatory and scientific standards, including current good clinical practices, (“CGCPs”), which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for clinical trials. If we or any such third parties fail to comply with applicable CGCPs, the clinical data generated in such trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving a marketing application for any particular indication. In addition, if such third parties do not devote sufficient time and resources to our clinical trials or otherwise carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they assist in obtaining is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates in a specified indication.

If product liability lawsuits are brought against us, our business may be harmed, and we may be required to pay damages that exceed our insurance coverage.

Our business exposes us to potential product liability claims that are inherent in the testing, manufacture, sale and use of medical devices for the treatment of MDD. Our treatments are designed for patients who suffer from significant neurohealth disorders, and these patients are more likely to experience significant adverse health outcomes, which could increase the risk of product liability lawsuits. Furthermore, if providers are not sufficiently trained in the use of our products and services, they may misuse or ineffectively use our products and services, which may result in unsatisfactory patient outcomes. We could become the subject of product liability lawsuits alleging that component failures, malfunctions, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients.

Regardless of the merit or eventual outcome, product liability claims may result in:

●	decreased demand for our products and services;
●	injury to our reputation;
●	significant litigation costs;
●	substantial monetary awards to or costly settlements with, patients;
●	product recalls;
●	material defense costs;
●	loss of revenues;
●	the inability to commercialize new products or product candidates; and
●	diversion of management attention from pursuing our business strategy.

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

Any violation of the FCPA or any similar anti-corruption law or regulation could result in substantial fines, sanctions, civil or criminal penalties and curtailment of operations in certain jurisdictions and might harm our business, financial condition or results of operations.

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

We continue to make substantial investments in our information technology systems to drive customer satisfaction and productivity. These investments may involve the potential adoption of generative artificial intelligence in certain processes. We could be adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly, or not properly integrated into operations.

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

We are subject to taxation in numerous U.S. states and territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our consolidated financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of any new enacted federal income tax laws, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our consolidated financial statements.

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

Generally accepted accounting principles in the United States, (“U.S. GAAP”), are subject to interpretation by the Financial Accounting Standards Board (the“FASB”), or SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.

Refer to “Note 4. Recent Accounting Pronouncements” in our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Our sales volumes and our results of operations may fluctuate over the course of the year.

We have experienced and may continue to experience meaningful variability in our sales and gross profit among fiscal quarters. In the first quarter, our results can be impacted by the resetting of annual U.S. patient healthcare insurance plan deductibles, which may cause delays in patients seeking NeuroStar Advanced Therapy System treatments. Historically, we have seen a sequential decline in third quarter revenues, which we believe is attributable to summer vacation plans of providers and patients. In addition, the fourth quarter has consistently been a strong revenue quarter on a sequential basis primarily due to U.S. providers’ historical timing for capital expenditures and patients’ needs to exhaust remaining balances in flexible spending accounts.

Additional factors that we expect may contribute to variability in our sales and gross profit over the course of the year include:

●	the growth or decline of our installed system base;
●	the unpredictability of future sales by our international distributors, including through our exclusive distributor in Japan;
●	the demand for, and pricing of, our products and services and the products of our competitors;
●	the timing of or failure to obtain regulatory clearances or approvals for other products, indications or treatments; or
●	the costs, benefits and timing of new product introductions.

The integration with Greenbrook may be more difficult, costly or time-consuming than expected, and our business may fail to realize the anticipated benefits.

The success of the integration with Greenbrook will depend, in part, on the ability to realize the anticipated revenue and cost synergies from combining the businesses of Neuronetics and Greenbrook. To realize the anticipated revenue and cost synergies from the integration, we must successfully integrate and combine businesses in a manner that permits those revenue and cost synergies to be realized without adversely affecting current revenues and future growth. If we are not able to successfully achieve these objectives, the anticipated benefits of our business may not be realized fully or at all or may take longer to realize than expected. In addition, the revenue and cost synergies of our business could be less than anticipated, and integration may result in additional and unforeseen expenses.

The pro forma financial information is presented for illustrative purposes only and may not be an indication of the Company’s financial condition or results of operations following the Arrangement.

The pro forma financial information incorporated herein is presented for illustrative purposes only and may not be an indication of the Company’s financial condition or results of operations following the Arrangement for a number of reasons. For example, the pro forma financial information has been derived from the historical financial information of Greenbrook and Neuronetics and certain adjustments and assumptions have been made regarding the Company after giving effect to the Arrangement. The information upon which these adjustments and assumptions have been made is preliminary, and these types of adjustments and assumptions are difficult to make with complete accuracy. Moreover, the pro forma financial statements do not reflect all costs that are expected to be incurred by the Company in connection with the Arrangement. As a result, the actual financial condition and results of operations of the Company following the Arrangement may not be consistent with, or evident from, the pro forma financial information. In addition, the assumptions used in preparing the pro forma financial information may not prove to be accurate, and other factors may affect the Company’s financial condition or results of operations following the Arrangement. Any potential decline in the Company’s financial condition or results of operations may cause a significant decrease in the trading price of our common stock.

Significant demands have been placed on the Company as a result of the integration of Greenbrook.

Our business has placed significant demands on the managerial, operational and financial personnel and systems of the Company. The Company cannot provide any assurance that management of Neuronetics and the operations teams will be adequate to support the expansion of operations and associated increased costs and complexity in the future. The future operating results of the Company will be affected by the ability of its officers and key employees to manage changing business conditions and implement a new business strategy that includes expanding Neuronetics therapeutic offerings to include esketamine nasal spray.

The Company’s failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.

Our common stock is currently listed on Nasdaq. To maintain the listing of our common stock on Nasdaq, the Company will be required to meet Nasdaq’s continued listing requirements, including, among others, a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). On October 3, 2024, we received a notice from Nasdaq of our failure to satisfy the Minimum Bid Price Requirement. On November 12, 2024, we received notice from Nasdaq that we had regained compliance with the Minimum Bid Price Requirement.

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

We bill numerous and varied payors, such as Medicare, non-Medicare government insurance plans, commercial payors and self-pay patients on behalf of healthcare provider practices pursuant to applicable services agreements. These different payors typically have different billing requirements that must be satisfied prior to receiving payment for services rendered. Reimbursement is typically conditioned on our documenting medical necessity, the appropriate level of service and correctly applying diagnosis codes. Incorrect or incomplete documentation and billing information could result in denial of reimbursement or non-payment for services rendered for the related receivable, as well as repayment obligations, pre-payment requirements, civil or criminal penalties, or exclusion from healthcare reimbursement programs. Medicare Administrative Contractors acting on behalf of CMS, have alleged after a series of audits that we have received approximately $1.3 million in reimbursements that may be subject to recoupment.

Additional factors that could complicate our ability to timely or accurately bill payors include:

●	complexity of procedures, and changes in procedures, for electronic processing of insurance claims;
●	the complicated nature of determining patients’ insurance benefits, securing prior authorizations from third-party payors for treating patients, properly coding and providing accurate data for us to process insurance claims;
●	cumbersome nature of manual processes at payors for processing claims where electronic processing is not possible;
●	pricing or reimbursement differences between our fee schedules and those of the payors;
●	changes in or questions about how products are to be identified in the requisitions;
●	disputes between payors as to which party is responsible for payment;
●	disparity in coverage or lack of agreement for coverage among various payors;
●	difficulties of adherence to specific compliance requirements and procedures mandated by various payors, including without limitation payor delays in reviewing provider credentialing applications;
●	patients’ unwillingness or inability to pay their insurance co-pays, co-insurance and deductibles;
●	failure of information systems and processes to submit and collect claims in a timely manner;
●	variation in coverage for similar services among various payors;
●	our reliance on third parties, whom we do not control, to provide billing services;

●	the difficulty of adherence to specific compliance requirements and other procedures mandated by various payors;
●	failure to obtain proper provider credentialing and documentation, or otherwise reach agreements for “in-network” coverage in order to bill various payors; and
●	failure to collect patient balances due to economic conditions or other unknown reasons.

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

Our business operates within a variety of complex regulatory environments, including but not limited to the regulations governing Medicaid and Medicare and accounting standards. If a government audit finds improper or illegal activities by us or we otherwise determine that these activities have occurred, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or disqualification from doing business with the government. Any such determination could adversely impact our ability to operate in one or more jurisdictions. For instance as described above, we are subject to ongoing audits that have designated approximately $1.3 million in reimbursements from CMS as potentially subject to recoupment, which if adversely determined could have an adverse effect on our operations.

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

Medicare and Medicaid reimbursement rules impose extensive requirements upon healthcare providers that furnish services to Medicare or Medicaid beneficiaries, including our healthcare provider practices. Moreover, additional laws and regulations potentially affecting healthcare providers participating in the Medicare and Medicaid programs continue to be promulgated that may impact us in the future. From time to time, in the ordinary course of business, we may conduct internal compliance reviews on behalf of our healthcare provider practices, the results of which may involve the identification of errors in the manner in which our healthcare provider practices submit claims to the Medicare or Medicaid program. Our healthcare provider practices may also be subject to periodic audits by insurance companies, including, but not limited to, those associated with the Medicare or Medicaid program. These reviews may result in the identification of errors in the manner in which we or our healthcare provider practices bill such insurance programs for services, which may result in the receipt of incorrect payments from the insurance companies, including those associated with the Medicare program, that our healthcare provider practices are required to repay. Incorrect payments may subject healthcare provider practices to repayment or pre-billing requirements, which may result in financial loss or administrative delay in obtaining payment. Failure to report and return Medicare overpayments, or otherwise causing the billing of improper claims, can lead to liability under the FCA and associated penalties, including exclusion from Medicare or Medicaid and other federal health care programs. In addition, private payors may on occasion amend their coverage policies in a way that may impact our operations.

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

Certain insurance companies provide reimbursement for SPRAVATO only under what is referred to as the Buy & Bill model, as opposed to the Administer & Observe model. Under the Administer & Observe model, SPRAVATO is acquired under the patient’s pharmacy benefit without cost to us, and we receive payment for administering the drug and observing the patient. Although we generate more revenue from the Buy & Bill model, it is more capital intensive because we are required to purchase SPRAVATO and bill insurance for the cost of the drug along with our medical services. Unless we have the capacity to front the cash to purchase SPRAVATO while awaiting insurance reimbursement, we are limited in how widely we can implement the Buy & Bill model by the amount of credit, if any, the distributors of SPRAVATO will extend to us. The SPRAVATO distributors are not under any obligation to extend credit to us.

The claims coding requirements for SPRAVATO vary among insurance companies, so the coding process is time consuming and complicated. This impacts the timing and collectability of the SPRAVATO claims we submit to insurance for payment.

We may incur increased costs if third-party payors impose additional requirements related to the provision of services at our Treatment Centers.

Commercial payors, Medicare and other non-Medicare government programs set requirements that must be met for services to be deemed reimbursable. The imposition of additional requirements related to the provision of TMS or esketamine nasal spray therapy by commercial insurance plans, Medicare and other non-Medicare government insurance plans that increase the cost or complexity of furnishing these therapies to patients may result in increased costs. For example, certain commercial payors are increasing the levels of clinician supervision that must be provided to patients receiving TMS therapy, thereby restraining our ability to provide patient care when these increased levels of clinician supervision are not available or resulting in the incurrence of additional clinician compensation costs for ensuring the requisite level of supervision as a result of these increased requirements. The imposition of such requirements and any additional requirements by third-party payors may impact our revenues and costs, which could materially adversely affect our business, prospects, financial condition, results of operations or cash flows.

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

Many insurance companies require that TMS be prescribed and performed by psychiatrists. Certain insurance companies also impose this requirement on the administration of SPRAVATO. The United States faces a shortage of psychiatrists and the number of licensed psychiatrists is shrinking. The lack of available properly licensed medical professionals could limit our growth opportunities and negatively impact our financial results.

These issues also affect other NeuroStar providers and may affect our ability to sell NeuroStar devices or treatment sessions.

Technological change in our industry or novel drug treatments for MDD could reduce the demand for our services or require us to incur significant cost to incorporate new technology into our Treatment Centers.

Advances in technology or the development of novel drug treatments for MDD may reduce the demand for our services or result in significant cost to incorporate the new technology into our Treatment Centers. If we are unable to effectively respond to technological advancement, our treatment volumes could decline, which could have a material adverse effect on our revenues, earnings and cash flows.

Tariffs implemented by the current presidential administration could adversely affect our business and financial results, if we are not able to sufficiently offset increased supply prices caused by any such tariffs.

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

There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, self-referral, false claims and physician transparency laws. Our business practices and relationships with providers, patients, vendors and third-party payors are subject to scrutiny under these laws. We may also be subject to patient information privacy and security regulation by both the federal government in addition to the states and foreign jurisdictions in which we conduct our business.

These laws and regulations, among other impacts, constrain our business, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs and provider directory services, we may have with providers or other potential purchasers of our products and services. We have also entered into consulting agreements with physicians, which are subject to these laws. Further, while we do not submit claims to any payor and our customers make the ultimate decision on how to submit claims, we may provide reimbursement guidance and support regarding our products and services. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws.

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

On October 8, 2025, a subsidiary of the Company received a Civil Investigative Demand (the “Demand”) under the FCA dated August 28, 2025, from the U.S. Attorney’s Office for the Middle District of Florida. The Demand seeks information from certain subsidiaries related to federal healthcare program billing practices. The Company is cooperating with the Assistant United States Attorney who issued the Demand and is engaged in ongoing constructive dialogue in order to satisfy the Demand. The United States Attorney for the Middle District of Florida is working jointly with the Florida, Nevada and New Jersey Attorneys General offices. The Demand is focused on periods in time prior to the Company’s acquisition of Greenbrook TMS Inc. Additionally, in October 2025, the Michigan Attorney General’s office opened a similar investigation. Similar to the Demand, the Company is cooperating with the Michigan investigation.

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

From time to time, Congress drafts legislation that could significantly change the statutory provisions governing the regulation of medical devices. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products and services. Any new statutes, regulations, revisions, or reinterpretations of existing regulations may impose additional costs, lengthen review times of any future products, or make it more difficult to manufacture, market or distribute our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future.

For example, in March 2010, the PPACA was enacted in the United States, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other ways in which it may impact our business, the PPACA:

●	established a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research;
●	required manufacturers to report certain payments and other transfers of value pursuant to the Physician Payments Sunshine Act, described above;
●	implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models; and
●	expanded the eligibility criteria for Medicaid programs and, originally, required certain employers to provide, and all individuals to obtain, health insurance.

We expect additional state and federal healthcare reform measures to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, or the availability of health insurance coverage, which could result in reduced demand for our products and services or additional pricing pressure.

Our business may be subject to additional federal, state and foreign fraud and abuse laws, health information privacy and security laws and transparency laws, which, if violated, could subject the Company to substantial penalties. Additionally, any challenge to or investigation into the Company’s practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm the Company’s business.

There are numerous U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback, beneficiary inducement, false claims and transparency laws. The Company’s business practices and relationships with providers, patients and third-party payors will be subject to scrutiny under these laws. The Company may also be subject to patient information privacy and security regulation by both the federal government in addition to the states and foreign jurisdictions in which the Company will conduct its business. The healthcare laws and regulations that may affect the Company’s ability to operate include:

●	Federal beneficiary inducement civil monetary penalties laws prohibit the provision of something of value to influence the selection of a particular provider, supplier or practitioner for items or services reimbursable under the federal Medicare and Medicaid programs. Violations may incur fines or exclusion from billing federal healthcare programs. We believe the Company makes reasonable, good faith efforts to collect amounts owed to the Company. However, amounts owed by individual patients, if not collected, could potentially subject the Company to civil monetary penalties if intended to influence a patient’s selection of a healthcare provider.

●	There are states in which the Company operates that have laws that prohibit business entities from directly practicing medicine, employing physicians or other healthcare professionals to practice healthcare or exercising control over clinical decisions by physicians or other healthcare professionals (known generally as the prohibition on corporate practice of medicine). In addition, various state laws also prohibit entities from engaging in certain financial arrangements, such as splitting or sharing a physician’s professional fees. These laws are intended to avoid interference with or undue influence of a physician’s professional judgment. The laws of some other states do not prohibit non-physician entities from employing physicians to practice medicine but may retain a ban on some types of fee-splitting arrangements. Corporate practice of medicine and fee splitting laws vary from state to state and are not always consistent among states. In some states these prohibitions are set forth in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Decisions and activities beyond those directly related to the delivery of healthcare, such as scheduling, contracting, setting rates and the hiring and management of non-clinical personnel, may also implicate the restrictions on the corporate practice of medicine in some states. The consequences of violating the corporate practice of medicine laws vary by state and may result in physicians being subject to disciplinary action, as well as the forfeiture of revenues from payors for services rendered. For lay entities, violations may also bring both civil and, in more extreme cases, criminal liability for engaging in medical practice without a license. Some of the relevant laws, regulations and agency interpretations in states with corporate practice of medicine restrictions have been subject to limited judicial and regulatory interpretation. In limited cases, courts have required management services companies to divest or reorganize structures deemed to violate corporate practice restrictions. Moreover, these state laws are subject to change. While the Company believes that the Company, including via its contractual relationships with supported physician groups, is in substantial compliance with state laws prohibiting the corporate practice of medicine and fee-splitting, other parties may assert that, despite the way the Company will be structured, the Company could be engaged in the corporate practice of medicine or unlawful fee-splitting. In this event, failure to comply could lead to adverse judicial or administrative action against the Company or the Company’s healthcare provider practices, overpayment demands, civil or criminal penalties, receipt of cease and desist orders from state regulators, loss of provider licenses, or the need to make changes to the terms of engagement of the Company’s healthcare provider practices that interfere with the Company’s business, each of which could have a material adverse impact on the Company’s business, results of operations and financial condition.
●	In certain jurisdictions, we have services agreements with supported physician groups to we provide these professional entities with comprehensive non-clinical management services. Disruption to these relationships could negatively impact Greenbrook’s ability to provide (and receive payment for) these services. The owner of Greenbrook’s largest supported physician groups has notified Greenbrook that he intends to transition out of the relationship by October 1, 2026. The Company’s inability to find a suitable replacement for this relationship could have a material adverse effect on the Company’s business, results of operations and financial condition.
●	The AKS is a criminal statute that prohibits healthcare providers and others from directly or indirectly soliciting, receiving, offering or paying any remuneration, in cash or in kind, as an inducement or reward for using, referring, ordering, recommending or arranging for referrals or orders of services or other items paid in whole or in part by a government healthcare program. The AKS may be found to have been violated if at least one purpose of the remuneration is to induce or reward referrals. An individual is not required to have actual knowledge or specific intent to commit a violation of the AKS to be found guilty of violating the law.

The Office of Inspector General of the United States Department of Health and Human Services has issued safe harbor regulations that protect certain types of common arrangements from prosecution or sanction under the AKS. Other types of arrangements may be protected under statutory exceptions. According to the Office of Inspector General, arrangements that comply with a safe harbor are immune from prosecution under the AKS. All the conditions of a safe harbor must be met for it to apply; substantial compliance is not sufficient. The fact that conduct or a business arrangement does not fall within a safe harbor does not automatically render the conduct or business arrangement illegal under the AKS. However, conduct and business arrangements falling outside the safe harbors may lead to increased scrutiny by government enforcement authorities.

Where the AKS has been violated, the government may proceed criminally or civilly. If the government proceeds criminally, a violation of the AKS is a felony that is punishable by up to ten years imprisonment, a fine, and mandatory exclusion from participation in all federal health care programs. If the government proceeds civilly, it may impose civil monetary penalties per violation, among other penalties. In addition, a claim that includes items or services resulting from a violation of the AKS constitutes a false claim for purposes of the FCA.

Although the Company believes that its financial arrangements, incentives, marketing activities, provider directory services and other activities involving healthcare providers and other referral sources or service providers comply with current law and available interpretative guidance, as a practical matter it is not always possible to structure our arrangements so as to fall squarely within an available AKS safe harbor. Where that is the case, compliance with the AKS is evaluated on a case-by-case basis. The Company cannot guarantee that applicable regulatory authorities will not assert or determine that these financial arrangements violate the AKS or other applicable laws, including state anti-kickback laws. The failure to comply with the AKS could lead to adverse judicial or administrative action against the Company, overpayment demands, civil or criminal penalties, and exclusion from participation in Federal health care programs, each of which could have a material adverse impact on the Company’s business, results of operations and financial condition.

●	The Stark Law prohibits physicians from referring Medicare and Medicaid patients to healthcare entities with which they or any of their immediate family members have a financial relationship for the furnishing of any “designated health services,” unless certain exceptions apply. The Stark Law is a strict liability statute, meaning that no intent is required to violate the law, and even a technical violation may lead to significant penalties. A violation of the Stark Law, including schemes to circumvent the Stark Law, may result in a denial of Medicare or Medicaid payment, required refunds to the Medicare or Medicaid programs and the imposition of civil monetary penalties for each claim knowingly submitted in violation of the Stark Law. A violation of the Stark Law may also result in liability under the FCA. There are ownership and compensation arrangement exceptions for many customary financial arrangements between physicians and entities, including the employment exception, personal service arrangements exception, lease exception and certain recruitment exceptions, among others. The Company believes that the TMS therapy services furnished by the healthcare provider practices with which the Company contracts do not implicate the Stark Law because they do not constitute “designated health services.” However, it is possible that the federal government could designate TMS therapy services or additional service lines offered by the Company as “designated health services” in the future, which might require the Company to restructure its arrangements with healthcare providers. Additionally, to the extent any activity involving SPRAVATO constitutes a “designated health service,” arrangements between any physician (or family member) making a referral to an entity in which the physician (or family member) maintains a financial relationship, including Company, must comply the Stark Law and state analogues, if any, in applicable jurisdictions. States (as required in order to maintain Medicaid funding) have further enacted similar prohibitions that apply to Medicaid, as well as other insurance programs, and which may be more restrictive than the Stark Law.

●	The FCA provides the government a tool to pursue healthcare providers for submitting false claims or requests for payment for healthcare items or services. Under the FCA, the government may penalize any person or entity that, among other things, knowingly submits, or causes the submission of, false or fraudulent claims for payment to the federal government or knowingly and improperly avoids or decreases an obligation to pay money to the federal government. The federal government has widely used the FCA to prosecute Medicare and other federal health care program fraud, such as billing for services not provided or not supported by appropriate documentation, submitting false cost reports, and providing care that is not medically necessary or that is substandard in quality. Claims for services or items rendered in violation of the AKS or the Stark Law are also a basis for liability under the FCA. The FCA is also implicated by the knowing failure to report and return an identified overpayment to the Medicare or Medicaid programs within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later.

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

●	The administrative simplification provisions of the Health Insurance Portability and Accountability Act, or HIPAA, as amended HITECH, require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. HIPAA, HITECH and their respective implementing regulations also established federal rules relating to the privacy and security of individually identifiable protected health information, or PHI. The privacy regulations under HIPAA govern the use and disclosure of PHI and the rights of patients to be informed about and control how such PHI is used and disclosed. The HIPAA security regulations require healthcare providers to implement administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic PHI. Concerns regarding compliance with the HIPAA privacy and security regulations have been an area of increased focus and enforcement by regulators in the Department of Health and Human Services Office for Civil Rights. These laws include significant penalties for wrongful acquisition, use, access or disclosure of protected health information, or failure to maintain the administrative, physical and technical security of protected health information. Further, electronic claims transactions must comply with standards established under these laws, otherwise payments may be delayed or rejected. Related laws also include penalties for healthcare providers that unreasonably interfere with access, exchange, or use of electronic health information.

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

The Physician Payments Sunshine Act, requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) other professionals (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. As such, the Company and its subsidiaries must report various exchanges of value with healthcare providers, even in the context of compliant financial relationships with healthcare providers.

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

Our products and services and operations are subject to extensive government regulation and oversight both in the United States and abroad, and our failure to comply with applicable requirements could harm our business.

We and our products and services are subject to extensive regulation in the United States and elsewhere, including by the FDA, FTC, and their foreign counterparts. The FDA and foreign regulatory agencies regulate, among other things, with respect to medical devices: design, development and manufacturing; testing, labeling, content and language of instructions for use and storage; clinical trials; product safety; marketing, sales and distribution; premarket clearance and approval; record keeping procedures; advertising and promotion; recalls and field safety corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; post-market approval studies; and product import and export.

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales. The FDA enforces these regulatory requirements through, among other means, periodic unannounced inspections. We do not know whether we will pass any future FDA inspections. Failure to comply with applicable regulations could jeopardize our ability to sell our products and services and result in enforcement actions such as: warning letters; fines; injunctions; civil penalties; termination of distribution; recalls or seizures of products; delays in the introduction of products into the market; total or partial suspension of production; refusal to grant future clearances or approvals; withdrawals or suspensions of current clearances or approvals, resulting in prohibitions on sales of our products and services; and in the most serious cases, criminal penalties.

We may not receive the necessary regulatory clearances or approvals to market our future products or other proposed indications for our products and services in the future, and failure to timely obtain necessary clearances or approvals for such future products or indications would adversely affect our ability to grow our business.

An element of our strategy is to continue to upgrade our products and services, add new enhancements and features and expand clearance or approval of our current products to include new indications. In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act or approval of a PMA from the FDA, unless an exemption applies. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA and later down-classified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the PMA process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. Our ability to successfully obtain clearance for any new indications will be dependent on us submitting data as to the successful completion of clinical trials evidencing safety and efficacy. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. However, some devices are automatically subject to the PMA pathway regardless of the level of risk they pose because they have not previously been classified into a lower risk class by the FDA. Manufacturers of these devices may request that FDA review such devices in accordance with the de novo classification procedure, which allows a manufacturer whose novel device would otherwise require the submission and approval of a PMA prior to marketing to request down-classification of the device on the basis that the device presents low or moderate risk. If the FDA agrees with the down-classification request, the applicant will then receive authorization to market the device. This device type can then be used as a predicate device for future 510(k) submissions. We initially received marketing authorization of our device through the de novo classification process, and we have made changes to our system through subsequent 510(k) clearances. Competitors may seek 510(k) clearance of similar products with similar indications and use our de novo classification as a predicate device in their submission. The process of obtaining regulatory clearances or approvals, or completing the de novo classification process, to market a medical device can be costly and time consuming, and we may not be able to successfully obtain pre-market reviews on a timely basis, if at all.

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

In order to sell our products in member countries of the European Economic Area (the “EEA”) or in countries that also rely on the CE Mark outside the EEA, our products must comply with the essential requirements of the EU Medical Devices Directive (Council Directive 93/42/EEC), and with the Medical Device Regulation (Regulation 2017/745). Compliance with these requirements is a prerequisite to be able to affix the CE Mark to our products, without which they cannot be sold or marketed in the EEA. To demonstrate compliance with the essential requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the EU Medical Devices Directive, a conformity assessment procedure requires the intervention of an organization accredited by a Member State of the EEA to conduct conformity assessments, or a Notified Body. Depending on the relevant conformity assessment procedure, the Notified Body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. The Notified Body issues a certificate of conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This certificate entitles the manufacturer to affix the CE Mark to its medical devices after having prepared and signed a related EC Declaration of Conformity. Maintenance of the CE Mark is expensive and labor intensive. Although we currently hold a CE Mark for NeuroStar, we are actively considering dropping it because we do not currently sell products in the EU and may conclude that the cost and effort of maintaining it are not justified given our priorities.

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

Our products and services must be manufactured in accordance with federal and state regulations, and we could be forced to recall our installed systems or terminate production if we fail to comply with these regulations.

The methods used in, and the facilities used for, the manufacture of our products must comply with the FDA’s QSR, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. Furthermore, we are required to verify that our suppliers maintain facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. Compliance with the QSR is necessary to receive FDA clearance or approval to market new products and is necessary for a manufacturer to be able to continue to market cleared or approved devices in the United States. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. Our products are also subject to similar state regulations and various laws and regulations of foreign countries governing manufacturing. Foreign regulatory authorities also impose manufacturing quality requirements, which may differ from the FDA requirements, with which we must comply.

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

Moreover, even if we, and all our employees, contractors, and agents, market our products in compliance with applicable FDA regulations, such regulations do not apply to the practice of medicine, and we cannot prevent a physician from prescribing or using our products off-label when, in the physician’s independent professional medical judgment, he or she deems it appropriate. Similarly, we cannot prevent patients from using our products off-label. There may be increased risk of injury to patients if physicians attempt to prescribe, or patients attempt to use, our products off-label. Furthermore, the use of our products for indications other than those authorized by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients. There are similar risks if our products are used off-label with respect to non-U.S. regulatory approvals.

Our products and services may cause or contribute to adverse medical events that we are required to report to the FDA, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. The discovery of serious safety issues with our products and services, or a recall of our products and services either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.

We are subject to the FDA’s medical device reporting regulations and similar foreign regulations, which require us to report to the FDA when we receive or become aware of information that reasonably suggests that one or more of our products and services may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance, seizure of our products or delay in clearance of future products.

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

Regulatory clearance or approval by the FDA and the permission to affix the CE Mark does not ensure clearance or approval by regulatory authorities in other countries, and clearance or approval by one or more foreign regulatory authorities does not ensure clearance or approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory clearance or approval in one country may have a negative effect on the regulatory process in others.

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

We rely on third party service providers for payment processing services, including the processing of credit and debit cards. Our business may be negatively affected if these third-party service providers become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, including data security and management rules, certification requirements and rules governing electronic funds transfers and if we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our patients and process electronic funds transfers or facilitate other types of payments, and our business and operating results may be adversely affected.

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

The Trump administration and the U.S. Congress are considering a number of legislative and regulatory proposals that could, if passed into law, impact the healthcare system, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), or the Medicare and Medicaid programs. Congress may take up legislation to increase or decrease the number of individuals covered by the Medicare or Medicaid programs, reduce, subsidies available in conjunction with the purchase of other health insurance, reduce prescription drug costs, increase price transparency for consumers, restrict the sale of certain classes of drugs, and reform medication management practices, among others. While not all of the potential legislation, if enacted, would affect our business directly, many of these legislative proposals could impact some or many of our business arrangements directly or indirectly. In addition, regulatory agencies have separately implemented price transparency rules for hospitals and insurers which, while not impacting our business directly, could change the way we interact with these entities. Given that legislative and regulatory change is still evolving, we cannot predict with any certainty the outcome of any future legislation or regulation. However, we believe that many of the legislative items noted above enjoy bipartisan support.

The regulatory framework in which we operate is constantly evolving.

Healthcare laws and regulations are constantly evolving and could change significantly in the future. We closely monitor these developments and will modify our operations from time to time as the regulatory environment requires. There can be no assurances, however, that we will always be able to adapt our operations to address new laws or regulations or that new laws or regulations will not adversely affect our business. In addition, although we believe that we are operating in material compliance with applicable federal and state laws and regulations, neither our current or anticipated business operations nor the operations of our healthcare provider practices have been the subject of judicial or regulatory interpretation. We cannot assure investors that a review of our business by regulatory authorities or courts will not result in a determination that could materially adversely affect our operations or that the healthcare regulatory environment will not change in a way that materially restricts our operations. Furthermore, governments, government agencies and industry self-regulatory bodies in the United States may, from time to time, adopt statutes, regulations and rulings that directly or indirectly affect the activities of the Company. These statutes, regulations and rulings could adversely impact our ability to execute our business strategy and generate revenues as planned.

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

We cannot offer any assurances about which, if any, of our patent applications will issue or whether any of our issued patents will be found invalid and unenforceable or will be threatened by third parties. Any patent applications we file may be challenged and may not result in issued patents or may be invalidated or narrowed in scope after they are issued. We also cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect and provide exclusivity for our products, any additional features we develop for our products or any new products. Other parties may have designed around our claims or developed technologies that may be related or competitive to our platform, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications, either by claiming the same methods or devices or by claiming subject matter that could dominate our patent position. Any successful opposition to these patents or any other patents owned by or, if applicable in the future, licensed to us could deprive us of rights necessary for the practice of our technologies or the successful commercialization of any products or product candidates that we may develop. Since patent applications in the US and most other countries are confidential for a period of time after filing, we cannot be certain that we or our licensors were the first to file any patent application related to our technologies, products, or product candidates. Furthermore, an interference proceeding can be provoked by a third party or instituted by the United States Patent and Trademark Office (the “USPTO”) to determine who was the first to invent any of the subject matter covered by the patent claims of our applications for any application with an effective filing date before March 16, 2013.

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

Although our competitors have utilized and are expected to continue utilizing technologies similar to ours, our success will depend upon our ability to protect and continue to develop proprietary technologies and products and to defend any advantages afforded to us relative to our competitors. If we do not protect our intellectual property adequately, competitors may be able to use our technologies and thereby erode any competitive advantages we may have. For example, patents for our core technology began to expire in the United States in 2024. Although we are currently assessing the long-term value proposition in maintaining patents outside of the United States,our patents outside of the United States are expected to remain in effect until between 2026 and 2038. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We have agreements with our employees and selected consultants that obligate them to assign their inventions to us. If the employees and consultants who are parties to these agreements breach or violate the terms of these agreements, including by refusing or being unavailable to sign assignments, oaths, declarations or other documents, we may not have adequate remedies for any such breach or violation, and we could lose our rights in inventions through such breaches or violations. Furthermore, it is possible that technology relevant to our business will be independently developed by a person that is not a party to such an agreement.

The lives of our patents may not be sufficient to effectively protect our products and business.

Patents have a limited lifespan. In the US, the natural expiration of a utility patent is generally 20 years after its first effective filing date. The natural expiration of a design patent is generally 14 years after the grant of the design patent for design patent applications filed before May 13, 2014, and the natural expiration of a design patent is generally 15 years after the grant of the design patent for design patent applications that are filed on or after May 13, 2015. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our technologies, products, or product candidates are obtained, once the patent life has expired, we may be open to competition. Patents covering some of our core technology have expired or will expire within the next four years. In addition, although upon issuance in the United States a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent life to protect our technologies, products, and product candidates, our business and results of operations will be adversely affected.

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

Any litigation or claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. If we are found to infringe the intellectual property rights of third parties, we could be required to pay substantial damages (which may be increased up to three times of awarded damages) and substantial royalties and could be prevented from selling our products unless we obtain a license or are able to redesign our products to avoid infringement. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our products in a way that would not infringe the intellectual property rights of others. Even if such licenses are available, we could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins, and the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. We could encounter delays in product introductions while we attempt to develop alternative methods or products. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products.

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

In addition to patent protection, we also rely upon copyright and trade secret protection, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect through non-disclosure agreements and invention assignment agreements with our employees, consultants and third parties, to protect our confidential and proprietary information. In addition to contractual measures, we employ commercially reasonable measures to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such measures may not provide adequate protection for our proprietary information, for example, in the case of misappropriation of a trade secret by an employee, consultant, customer or third party with authorized access. Our security measures may not prevent an employee, consultant or customer from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, the criteria for protection of trade secrets can vary among different jurisdictions.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and applications will be due to be paid to the USPTO and various governmental patent agencies outside of the US in several stages over the lifetime of the patents and applications. We employ reputable professionals and rely on such third parties to help us comply with these requirements and effect payment of these fees with respect to the patents and patent applications that we own, and if we in-license intellectual property we may have to rely upon our licensors to comply with these requirements and effect payment of these fees with respect to any patents and patent applications that we license. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

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

Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or descriptive. Our trademarks or trade names may be determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

Risks Related to Our Capital Structure

We may need to raise additional capital to fund our existing commercial operations, develop and commercialize new products and expand our operations.

If our available cash balances, potential future borrowing capacity, and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our products and services as a result of the risks described in this Annual Report on Form 10-K, we may seek to sell common or preferred equity or debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. Our present and future funding requirements will depend on many other factors, including:

●	our ability to achieve revenue growth and improve operating margins;
●	our ability to comply with financial and other restrictive covenants in our credit facility, which, among other things, requires us to maintain specified financial covenants;
●	our ability to improve or maintain coverage and reimbursement arrangements with domestic third-party and government payors;
●	our rate of progress in establishing coverage and reimbursement arrangements from international commercial third-party and government payors;
●	the cost of expanding our operations and offerings, including our sales and marketing efforts;
●	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our products and services and maintaining or improving our sales to our current customers;
●	the cost of research and development activities, including research and development relating to additional indications;

●	the effect of competing technological and market developments;
●	costs related to international expansion; and
●	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products and services.

We may also consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:

●	expand our sales and marketing efforts to increase market adoption of our products and services and address competitive developments;
●	fund new and existing Treatment Centers;
●	fund development and marketing efforts of any future products or additional features to then-current products;
●	acquire, license or invest in new technologies;
●	provide for supply and inventory costs associated with plans to accommodate potential increases in demand for our products and services.
●	acquire or invest in complementary businesses or assets; and
●	finance capital expenditures and general and administrative expenses.

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

On July 25, 2024, the Company entered into a Credit Agreement and Guaranty with Perceptive Credit Holdings IV, LP (“Perceptive”) as collateral agent and other lenders defined in the agreement (the “Perceptive Facility”) that replaced the Company’s previous $60.0 million credit facility with SLR Investment Corp. (formerly known as Solar Capital Ltd.) (“Solar”, and such facility, the “Solar Facility”). The credit facility contains customary covenants and events of default applicable to us. The affirmative covenants include, among others, a minimum net revenue covenant that escalates over the term of the Perceptive Facility and a minimum liquidity covenant (“net product revenue covenant”). The negative covenants include, among others, restrictions on us transferring collateral, changing businesses, engaging in mergers or acquisitions, incurring additional indebtedness and encumbering collateral. If we default under the credit facility, Perceptive may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, Perceptive’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Perceptive could declare a default upon the occurrence of any event that it interprets as a material adverse effect as defined under the Perceptive facility, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by Perceptive of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

In certain months of 2023 and 2021, we did not achieve the required revenue under the net product revenue covenants under our prior Solar Facility. In 2025, Perceptive agreed to amend the Perceptive Facility to lower the minimum liquidity balance requirement to $2,000,000 through September 30, 2026 under that certain Amendment No. 3 to Credit Agreement and Guaranty dated August 1, 2025. Although Perceptive has agreed to modify certain financial covenants and waive certain financial reporting requirements pursuant to the Amendment No. 5 to Credit Agreement and Guaranty dated March 12, 2026, we cannot provide any assurance that our lender would provide us with a waiver should we not be in compliance in the future. A failure to maintain compliance along with our lender not agreeing to a waiver for the non-compliance would cause the outstanding borrowings to be in default and payable on demand which would have a material adverse effect on us and our ability to continue as a going concern.

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

As of December 31, 2025, we had federal and state net operating loss carryforwards of $456.0 million and $377.1 million, respectively. Federal and state net operating losses generated prior to 2018 will begin to expire, if not utilized, beginning in 2026. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Federal and certain states net operating losses incurred in 2018 and after, may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to 80% of the taxable income for federal and conforming states income tax purposes and may be further limited in certain other states. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have not done an analysis to determine whether or not ownership changes have occurred since inception and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

●	the actual or anticipated fluctuations in our financial condition and operating results;
●	the actual or anticipated changes in our growth rate;
●	the commercial success and market acceptance of our products and services;
●	the success of our competitors in developing or commercializing products;
●	media exposure of our products and services or of those of others in our industry;
●	our ability to commercialize or obtain regulatory approvals for our products and services, or delays in commercializing or obtaining regulatory approvals;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	the addition or departure of key personnel;
●	product liability claims;
●	general prevailing economic, industry and market conditions, including factors unrelated to our operating performance or the operating performance of our competitors;
●	business disruptions caused by earthquakes, fires, pandemic diseases (such as from coronavirus), or other natural disasters;
●	disputes or other developments concerning our intellectual property or other proprietary rights, including litigation;
●	the FDA or other U.S. or foreign regulatory actions affecting us or the healthcare or medical device industry;
●	healthcare reform measures in the United States;
●	third-party payor developments in the United States and other countries;
●	sales of our common stock by our directors, officers, or stockholders;
●	the timing and amount of our investments in the growth of our business;
●	inability to obtain additional funding;
●	future sales or issuances of equity or debt securities by us;

●	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public; and
●	the issuance of new or changed securities analysts’ reports or recommendations regarding us.

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

On February 10, 2025, the Company issued and sold 9,200,000 shares of its common stock at a price to the public of $2.25 per share which represented a significant discount to the closing price of our common stock on February 7, 2025.

On July 3, 2025, the Company entered into the Distribution Agreement, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time through the ATM Program. Sales under the Distribution Agreement, will be made pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-288526), and a related prospectus and prospectus supplement.

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

There is a concentration of ownership of our common stock by Madryn, and Madryn may exert substantial influence over the Company’s business, and the interest of Madryn may conflict with those interests of other stockholders.

Madryn and its affiliates own approximately 30% of our outstanding common stock. Madryn has the right to appoint, and has appointed, two directors to the board. Based on Madryn’s representation on the board and ownership position, Madryn is able to exert substantial influence over the Company’s business. Additionally, the interests of Madryn may be different from or conflict with the interests of the other stockholders. This concentration of voting power with Madryn could delay, defer, or prevent a change of control, entrench management and the board, or delay or prevent a merger, consolidation, takeover, or other business combination involving the Company on terms that other stockholders may desire. In addition, conflicts of interest could arise in the future between the Company, on the one hand, and Madryn, on the other hand, concerning potential competitive business activities, business opportunities, the issuance of additional securities and other matters.

As previously disclosed, Madryn and the Company are parties to that certain Registration Rights Agreement dated August 11, 2024, as amended, under which Madryn could exercise its rights to request the filing of a registration statement. On March 9, 2026, Madryn notified the Company that it would exercise its right to request filing of a registration statement. This registration statement will facilitate Madryn’s ability to sell the Company common stock that it owns. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. We cannot predict whether future sales of shares of our common stock, or the availability of shares for resale in the open market, will decrease the market price of our common stock.

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

While we currently qualify as a smaller reporting company (“SRC”) under SEC regulations, we cannot be certain whether taking advantage of the reduced disclosure requirements applicable to these companies will not make our common stock less attractive to investors. Once we lose SRC status, the costs and demands placed upon our management are expected to increase.

The SEC’s rules permit SRCs to take advantage of certain exemptions from various reporting requirements applicable to other public companies. As long as we qualify as a SRC based on our public float in a fiscal year we are permitted, and we intend to, omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act.

We may lose our status as a non-accelerated filer and in a future fiscal year be required to, among other things, provide an auditor’s attestation of management’s assessment of internal control over financial reporting required by Section 404(b) of the Sarbanes-Oxley Act of 2002. A change in status, or anticipated change in status, may make our common stock less attractive to investors and the costs and demands placed upon management to assist with the attestation report may increase.

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

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting due to our status as a SRC.

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

Governance

Our board of directors oversees our risk management process, including as it pertains to cybersecurity risks, directly and through its committees. The Audit Committee of the board oversees our risk management program, which focuses on the most significant risks we face in the short-, intermediate-, and long-term timeframe. Audit Committee meetings include discussions of emerging industry-wide trends in cybersecurity risks along with specific risk areas our company has greater risks throughout the year, including, among others, those relating to cybersecurity threats. These reports come from the Company’s Chief Information and Operations Officer (the “Head of IT”) to include our enterprise risk profile on a quarterly basis. The Audit Committee reviews our cybersecurity risk profile with management on a periodic basis using key performance or risk indicators. These key performance indicators are industry-standard metrics and measurements designed to assess the effectiveness of our cybersecurity program in the prevention, detection, mitigation, and remediation of cybersecurity incidents.

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

Item 2.   Properties.

As of December 31, 2025 we occupied approximately 42,500 square foot facility in Malvern, Pennsylvania. During the year ended December 31, 2025 the Company executed a lease modification for this facility, extending the lease term through June 2033 for only 32,000 square feet of the premises, for our corporate headquarters, which includes office and warehouse space. We also occupy an approximately 9,600 square foot facility in Charlotte, North Carolina, under a lease that ends in 2027, which is being used as a training facility for our NeuroStar Advanced Therapy Systems. We have an option to extend the lease for an additional one-year term. We believe that our existing facilities are adequate to meet our needs for the foreseeable future.

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

As of December 31, 2025, our Treatment Center network consisted of 93 Treatment Center locations spanning 17 management regions in the States of Alaska, California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Michigan, Missouri, North Carolina, Ohio, Oregon, South Carolina, Texas and Virginia.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been publicly traded on the Nasdaq Global Market under the symbol “STIM” since June 28, 2018. Prior to that time, there was no public market for our common stock. The shares of our common stock sold in our initial public offering (“IPO”) on June 27, 2018 were priced at $17.00 per share. The shares of our common stock sold in our secondary public offering and sale of our common stock on February 2, 2021 were priced at $15.50 per share. Shares sold under the ATM Program during 2025 were sold at an average price of $3.68 per share.

Holders of Record

As of March 10, 2026, there were approximately 57 holders of record of our common stock, solely based upon the count our transfer agent provided to us as of that date.

Sales of Unregistered Securities

None except as disclosed on Form 8-K.

Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2025:

Number of
Securities
Remaining
Available for
	Number of		Future
	Securities to		Issuance
	be Issued	Weighted	Under Equity
	Upon	Average	Compensation
	Exercise of	Exercise	Plans
	Outstanding	Price of	(Excluding
	Options,	Outstanding	Securities
	Warrants	Options,	reflected
	and Rights	Warrants	in Column (a)
	(in thousands)	and Rights	(in thousands)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,099	$2.89	5,595
Equity compensation plans not approved by security holders	—	—	(1) 900
Total	1,099	$2.89	6,495

(1)	This number includes 277.4 thousand shares available for issuance under the 2020 Inducement Incentive Plan as of December 31, 2025.

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

Overview

We believe that mental health is as important as physical health. As a global leader in neuroscience, we are delivering more treatment options to patients and healthcare providers by offering exceptional in-office treatments that produce extraordinary results. Our first commercial product, the NeuroStar Advanced Therapy System, is a non-invasive and non-systemic office-based treatment that uses TMS to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the FDA to treat adult patients with MDD that have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. It is also cleared by the FDA as an adjunct for adults with OCD and for adolescent patients aged 15-21 with MDD. It is also cleared by the FDA to decrease anxiety symptoms in adult patients with MDD that may exhibit comorbid anxiety symptoms (anxious depression). In addition to selling the NeuroStar Advanced Therapy System and associated treatment sessions to customers, we operate Greenbrook Treatment Centers across the U.S., offering NeuroStar Advanced Therapy. Greenbrook, a leading provider of mental healthcare services, is a wholly owned subsidiary of the Company. The NeuroStar Advanced Therapy System is safe, clinically effective, reproducible and precise and we believe is supported by the largest clinical data set of any competing TMS system. We believe we are the market leader in TMS therapy based on the estimated 237,574 global patients treated with over 8.5 million of our treatment sessions through December 31, 2025. We generated revenues of $149.2 million and $74.9 million for the years ended December 31, 2025 and 2024, respectively.

Effective as of December 9, 2024, Neuronetics and Greenbrook completed the Arrangement. Each Greenbrook Share outstanding immediately prior to the effective time of the Arrangement was exchanged for Neuronetics Shares at the Exchange Ratio upon closing of the Arrangement. We continue to operate as Neuronetics, Inc., and the Neuronetics Shares continue to trade on the NASDAQ Global Market under the ticker “STIM”.

We designed the NeuroStar Advanced Therapy System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of existing treatment options. Additionally through our acquisition of Greenbrook, we now derive revenue directly from our Treatment Centers, by providing TMS therapy and SPRAVATO for MDD and other mental health disorders. We derive the majority of our revenues from clinic revenue and treatment sessions.

We currently operate under in two segments: Medicial device and Clinic services. We generate revenues from clinic operations, initial capital sales of our systems, sales of our recurring treatment sessions and from service and repair and extended warranty contracts.

For the year ended December 31, 2025 revenues from sales of our clinic revenue, treatment sessions and NeuroStar Advanced Therapy Systems represented 59%, 30% and 10% of our U.S. revenues, respectively. For the year ended December 31, 2024, revenues from sales of our clinic, treatment sessions and NeuroStar Advanced Therapy Systems represented 6%, 70% and 21% of our U.S. revenues, respectively.

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

We currently sell our NeuroStar Advanced Therapy System and recurring treatment sessions in the U.S. through our sales and customer support team. Our sales force targets an estimated 53,000 psychiatrists across 26,000 practices. We expect to continue to expand our direct sales and customer support team to further penetrate the market by demonstrating the benefits of our NeuroStar Advanced Therapy System to providers and their MDD patients. Some of our customers have purchased or may purchase more than one NeuroStar Advanced Therapy System. Based on our commercial data, we believe providers can recoup their initial capital investment in our system by providing a standard course of treatment to approximately 12 patients. We believe psychiatrists can generate approximately $9,000 of average revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We have a diverse customer base in the U.S. Patients are reimbursed by federal healthcare programs and the vast majority of commercial payors in the U.S. for treatment sessions utilizing our NeuroStar Advanced Therapy System. For the years ended December 31, 2024 and 2023, one customer Greenbrook, accounted for 12% and 15%, respectively, of the Company’s revenue. Following the acquisition of Greenbrook, there are no significant customers.

We market our products in a few select markets outside the United States through independent distributors. International revenues represented 2% and 3% of our total revenues for the years ended December 31, 2025 and 2024, respectively. In October 2017, we entered into an exclusive distribution agreement, for the distribution of our NeuroStar Advanced Therapy Systems and treatment sessions to customers who will treat patients with MDD in Japan. We received regulatory approval for our system in Japan in September 2017. We obtained reimbursement coverage for NeuroStar Advanced Therapy System in Japan, which went into effect on June 1, 2019 and covers patients who are treated in the largest inpatient and outpatient psychiatric facilities in Japan. We expect our international revenues to decrease as a percentage of our total revenue.

Our research and development efforts are focused on hardware and software product developments and enhancements of our NeuroStar Advanced Therapy System and clinical development relating to additional indications. We outsource the manufacture of components of our NeuroStar Advanced Therapy Systems that are produced to our specifications, and individual components are either shipped directly from our third-party contract manufacturers to our customers or consolidated into pallets at our Malvern, Pennsylvania facility prior to shipment. Final installation of these systems occurs at the customer site.

Our total revenues increased by $74.3 million, or 99%, from $74.9 million for the year ended December 31, 2024 to $149.2 million for the year ended December 31, 2025, due to the inclusion of revenues from our Greenbrook acquisition. For the year ended December 31, 2025, our U.S. revenues were $146.0 million, compared to $72.5 million for the year ended December 31, 2024, which represented an increase of 101% year over year. As of December 31, 2025, we had an accumulated deficit of $458.8 million.

Components of Our Results of Operations

Revenues

We have generated revenues primarily from the sale of our NeuroStar Advanced Therapy Systems and related sales and rentals of the NeuroStar Advanced Therapy System, clinic revenue and the recurring revenues from our sale of treatment sessions in the U.S.

Clinic Revenues. Clinic revenue, consisting of TMS services, SPRAVATO® sales and other mental wellness services is determined based on net patient fees, which includes estimates for contractual allowances and discounts. Net patient fees are estimated using an expected value approach where management considers such variables as the average of previous net patient fees received by the applicable payor and fees received by other patients for similar services and the Company’s best estimate leveraging industry knowledge and expectations of third-party payors’ fee schedules. We expect clinic revenue to increase in 2026.

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

Sales in the United States represented 98% of our total revenues for the year ended December 31, 2025 and 97% for the year ended December 31, 2024, and have been generated by our direct sales force. Outside the United States, our sales are made through local third-party distributors. International revenues were 2% for the years ended December 31, 2025 and 3% for the year ended December 31, 2024. We expect our United States revenue will increase in the near term as we continue to expand active customer sites utilizing our NeuroStar Advanced Therapy Systems and increase the related patient utilization in the United States. We expect our revenues to be positively impacted to the extent our direct sales force is successful in increasing the rate of adoption and utilization of treatment with TMS Therapy as an alternative to other MDD treatments.

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

We anticipate that our sales and marketing expenses will decrease in 2026 relative to 2025 as a result of the cost efficiencies realized post-acquisition across the sales and marketing divisions.

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

We anticipate that our general and administrative expenses will increase in 2026 from 2025 due to an increase in the overall size of the general and administrative function within the consolidated company and investments needed to streamline systems and leverage automation.

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

We expect our research and development expenses to remain consistent during 2026 compared to 2025 expenses.

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

Other Income, Net

Other income, net consists primarily of interest income earned on our money market account balances and notes receivable.

Results of Operations

Comparison of the Years ended December 31, 2025 and 2024

	Years ended December 31,		Increase / (Decrease)
	2025	2024	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$149,157	$74,890	$74,267	99%
Cost of revenues	76,849	20,729	56,120	271%
Gross Profit	72,308	54,161	18,147	34%
Gross Margin	48.5%	72.3%

Operating expenses:
Sales and marketing	47,458	45,631	1,827	4%
General and administrative	49,702	30,322	19,380	64%
Research and development	6,584	12,771	(6,187)	(48)%
Total operating expenses	103,744	88,724	15,020	17%
Loss from Operations	(31,436)	(34,563)	3,127	9%
Other (income) expense:
Interest expense	8,415	7,286	1,129	15%
Loss on extinguishment of debt	—	4,427	(4,427)	(100)%
Other income, net	(716)	(2,549)	1,833	72%
Net Loss	$(39,135)	$(43,727)	$4,592	11%

	Revenues by Geography
	Years ended December 31,
	2025		2024
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$146,048	98%	$72,488	97%
International	3,109	2%	2,402	3%
Total revenues	$149,157	100%	$74,890	100%

	U.S. Revenues by Product Category
	Years ended December 31,
	2025		2024
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$14,259	10%	$15,267	21%
Treatment sessions	43,319	30%	50,832	70%
Clinic revenue	86,977	59%	4,445	6%
Other	1,493	1%	1,944	3%
Total U.S. revenues	$146,048	100%	$72,488	100%

Revenues

Total revenues increased by $74.3 million, or 99%, from $74.9 million for the year ended December 31, 2024, to $149.2 million for the year ended December 31, 2025. For the year ended December 31, 2025, U.S. revenue increased by 101% and international revenue increased by 29% over the comparative prior year period.

The increase in revenue was primarily attributable to increased U.S. clinic revenue of $82.5 million, added as a result of the acquisition of Greenbrook in December 2024 and an increase in international revenue of $0.7 million, partially offset by the absence of prior year sales to Greenbrook of $8.8 million and a decrease of $0.1 million in all other revenues.

The international revenue growth was primarily driven by an increase in NeuroStar Advanced Therapy System revenue.

U.S. NeuroStar Advanced Therapy System revenue for the year ended December 31, 2025 was $14.3 million, a decrease of 7% compared year ended December 31, 2024 revenue of $15.3 million. The $1.0 million decrease in revenue was directly attributable to a decrease in the number of units sold from 185 units for the year ended December 31, 2024 to 159 units for the year ended December 31, 2025. This decrease in revenue was partially offset by a marginal increase in our average selling price per unit. The Company expects to recognize future recurring treatment session revenue related to the sale of 160 NeuroStar Advanced Therapy Systems for the year ended December 31, 2025 including 1 unit recognized as an operating lease for December 31, 2025.

U.S. treatment session revenue for the year ended December 31, 2025 was $43.3 million, a decrease of 15% compared to year ended December 31, 2024 revenue of $50.8 million. The decline was primarily attributable to the absence of $8.2 million in treatment session revenue to Greenbrook associated with the prior year period, which is offset by an increase in treatment session volume with other customers compared to the prior year period

Cost of Revenues and Gross Margin

Cost of revenues increased by $56.1 million, or 271%, from $20.7 million for the year ended December 31, 2024 to $76.8 million for the year ended December 31, 2025. Gross margin was 48.5% for the year ended December 31, 2025 compared to 72.3% for the year ended December 31, 2024. The decrease in gross margin was primarily a result of the inclusion of Greenbrook’s clinic business and reduction in treatment session revenue.

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.8 million, or 4%, from $45.6 million for the year ended December 31, 2024 to $47.5 million for the year ended December 31, 2025. Sales and marketing expense increased during the period due to the inclusion of Greenbrook, which was offset by the decrease in bad debt expense during the same period.

General and Administrative Expenses

General and administrative expenses increased by $19.4 million, or 64% from $30.3 million for the year ended December 31, 2024 to $49.7 million for the year ended December 31, 2025. The increase was primarily driven by the addition of general and administrative expenses related to post acquistion, partially offset by cost synergies realized following the acquisition of Greenbrook.

Research and Development Expenses

Research and development expenses decreased by $6.2 million, or 48%, from $12.8 million for the year ended December 31, 2024 to $6.6 million for the year ended December 31, 2025. Research and development expenses for 2024 included a $4.0 million non-cash software impairment charge related to the Company’s decision to halt development of a product release following a strategic reassessment of product development priorities and strategies after the Greenbrook acquisition.

Excluding the prior-year impairment charge, the decrease in research and development expenses in 2025 was driven by personnel expense savings related to restructuring after the Company’s acquisition of Greenbrook.

Interest Expense

Interest expense increased by $1.1 million, or 15%, from $7.3 million for the year ended December 31, 2024 to $8.4 million for the year ended December 31, 2025 primarily due to a higher outstanding debt balance.

Loss on extinguishment of debt

No loss on extinguishment of debt was recorded during the year ended December 31, 2025. During the year ended December 31, 2024, the Company recorded a loss on extinguishment of debt of $4.4 million related to the Solar Facility, which consisted of $1.2 million in early prepayment fees and $3.2 million related to the write-off of deferred financing costs.

Other Income, Net

Other income, net decreased by $1.8 million from $2.5 million for the year ended December 31, 2024 to $0.7 million for the year ended December 31, 2025, primarily as a result of decreased interest income earned on the Company’s money market accounts and notes receivable interest.

Comparison of the Years ended December 31, 2024 and 2023

The information required within this section is incorporated by reference to the information set forth in the section titled “Comparison of the Years ended December 31, 2024 and 2023” in “Management’s Discussion and Analysis of our Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K filed on March 27, 2025.

Liquidity and Capital Resources

Overview

As of December 31, 2025, we had cash and cash equivalents of $28.1 million and an accumulated deficit of $458.8 million, compared to cash and cash equivalents of $18.5 million and an accumulated deficit of $419.8 million as of December 31, 2024. We incurred negative cash flows from operating activities of $20.4 million and $31.0 million for the years ended December 31, 2025 and 2024, respectively. We have incurred operating losses since our inception, and we anticipate that our operating losses will continue in the near term as we seek to expand our sales and marketing initiatives to support our growth in existing and new markets, invest funds in additional research and development activities and utilize cash for other corporate purposes. The Company’s primary sources of capital to date have been from its initial public offering (“IPO”), borrowings under its credit facility, proceeds from its secondary public offering of common stock (including, without limitation, our ATM Program), and revenues from sales of its products. The Company entered into a Credit Agreement and Guaranty with Perceptive as collateral agent and other lenders defined in the Perceptive Facility. As of December 31, 2025, the Company had $70.0 million of borrowings outstanding under the Perceptive Facility, which has a final maturity on July 25, 2029. The Perceptive Facility is subject to certain financial covenants including a minimum net revenue covenant that escalates over the term of the Perceptive Facility and a minimum liquidity covenant.

On February 10, 2025, the Company completed a secondary public offering of its common stock in which the Company issued and sold 9,200,000 shares of its common stock, which included shares pursuant to an option granted to the underwriter to purchase additional shares, at a public offering price of $2.25 per share. The Company received net proceeds of $19.0 million after deducting underwriting discounts, commissions and estimated offering expenses.

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

During the year ended December 31, 2025, the Company sold an aggregate of 2,261,835 shares of its common stock under the ATM Program at an average price of $3.68 per share, generating gross proceeds of approximately $8.3 million. The Company paid aggregate sales commissions of $0.3 million and incurred additional offering-related expenses of $0.2 million. As a result, net proceeds from the offering were $7.8 million.

As of December 31, 2025, the Company had approximately $41.7 million remaining available for future issuance under the ATM Program.

On March 12, 2026, the Company amended the terms of its credit arrangement to modify the required revenue covenants through December 31, 2026 and the liquidity covenants through September 30, 2027. The Company’s ability to meet its liquidity needs, including meeting future revenue and liquidity covenants, is dependent on growth in existing and acquired product lines and the realization of synergies subsequent to its acquisition of Greenbrook. Management believes that the Company’s cash and cash equivalents as of December 31, 2025 and anticipated revenues from sales of our products and services are sufficient to fund the Company’s operations for at least the next 12 months from the issuance of these consolidated financial statements.

If our cash and cash equivalents and anticipated revenues from sales of our products and services are insufficient to satisfy our liquidity requirements, we may seek to sell additional common or preferred equity or debt securities or enter into a new credit facility or another form of third-party funding or seek other debt financing. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all. It is also possible that we may allocate significant amounts of capital towards products or technologies for which market demand is lower than expected and, as a result, abandon such efforts. If we are unable to maintain our current financing or obtain adequate additional financing when we require it, or if we obtain financing on terms which are not favorable to us, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may be required to delay the development, commercialization and marketing of our products and services.

Our current and future funding requirements will depend on many factors, including:

●	our ability to achieve revenue growth and improve operating margins;
●	compliance with the terms and conditions, including covenants, set forth in our credit facility;
●	the cost of expanding our operations and offerings, including our sales and marketing efforts;
●	our ability to improve or maintain coverage and reimbursement arrangements with domestic third-party and government payors;
●	our rate of progress in establishing coverage and reimbursement arrangements from international commercial third-party and government payors;
●	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our products and services and maintaining or improving our sales to our current customers;
●	the cost of research and development activities, including research and development relating to additional indications of neurohealth disorders;
●	the effect of competing technological and market developments;
●	costs related to international expansion; and
●	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products and services.

The Company’s material cash requirements include the following contractual and other obligations.

Debt

On March 2, 2020 the Company entered into a Loan and Security Agreement with Solar as collateral agent and other lenders as defined in the Solar Facility. As of December 31, 2023 the Solar Facility was $60 million.

On March 7, 2024, the Company entered into the “Solar Sixth Amendment”.

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

On July 25, 2024, the Company entered into a Credit Agreement and Guaranty with Perceptive and used the proceeds to partially prepay in full all outstanding obligations under our Solar Facility. In connection with this prepayment, the Company paid Solar $64.7 million, which consisted of (i) $60.0 million of remaining principal amount outstanding, (ii) $0.5 million of accrued and unpaid interest, (iii) $3.0 million in connection with the final payment fee, and (iv) $1.2 million in connection with the prepayment fee. The Company funded the prepayment of the Solar Facility using proceeds from the Perceptive Facility and cash on hand.

In connection with the Perceptive Facility and closure of the Solar Facility, the Company recorded a loss on extinguishment of $4.4 million. This included $1.2 million of early prepayment fees and $3.2 million of deferred financing expense related to extinguishment of debt.

In July 2025 the Company borrowed an additional $10 million under the Perceptive Facility.

As of December 31, 2025, the Company had $70.0 million of borrowings outstanding under the Perceptive Facility, which has a final maturity on July 25, 2029. The interest rate on borrowings under the Perceptive Facility is the sum of 7.00% plus the greater of (a) 4.50% and (b) One-Month Term SOFR (as defined in the Perceptive Facility).

Leases

The Company has lease arrangements for equipment and certain facilities, including our corporate headquarters and warehouse in Malvern, Pennsylvania and a training facility in Charlotte, North Carolina. Additionally the Company has lease agreements related to its treatment centers. These lease agreements range from “month-to-month” to seven years in length. As of December 31, 2025, the Company had fixed lease payment obligations of $34.8 million, including $7.9 million due within the next twelve months.

Cash Flows

The following table sets forth a summary of our cash flows for the years ended December 31, 2025, 2024, and 2023:

	December 31,
	2025	2024	2023

Net Cash used in Operating activities	$(20,374)	$(30,997)	$(32,038)
Net Cash used in Investing activities	(801)	(2,413)	(1,322)
Net Cash provided by (used in) Financing activities	35,850	(6,808)	22,697
Net increase (decrease) in Cash, Cash equivalents and Restricted cash	$14,675	$(40,218)	$(10,663)

Net Cash Used in Operating Activities

Net cash used in operating activities for 2025 was $20.4 million, consisting primarily of a net loss of $39.1 million which is partially offset with a decrease in net operating assets of $6.6 million, and non-cash charges of $12.1 million, primarily consisting of depreciation and amortization, allowance for credit losses, share-based compensation and non-cash interest expense. The decrease in net operating assets was primarily due to decreases in accounts receivable, prepaid expense and other assets, partially offset with decreases in accounts payable and accrued expenses.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2025, 2024 and 2023 was $(0.8) million, $(2.4) million and $(1.3) million, respectively.

Net cash used in investing activities for the year ended December 31, 2025 was attributable to purchases of property and equipment and capitalized software costs.

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

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $35.9 million. This primarily reflected proceeds from the issuance of common stock of $20.7 million and proceeds from the issuance of long-term debt of $10.0 million. In addition, the Company received approximately $8.3 million in proceeds from the issuance of common stock under the ATM Program. These proceeds were partially offset by common stock offering issuance costs of $1.7 million, payments of issuance costs under the ATM Program of $0.5 million, and debt issuance costs. Further, the Company made payments on a promissory note, deferred and contingent consideration and distributions to non-controlling interests totaling $0.8 million.

Net cash used in financing activities for the year ended December 31, 2024 was $6.8 million and primarily consisted of the repayment of the Solar Facility, proceeds from the Perceptive Facility, issuance of long-term debt and warrants and payment of debt issuance costs related to the Perceptive Facility.

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

Perceptive Credit Facility

The following table sets forth by year our required future principal payments under the term loan portion of the Perceptive Facility (as discussed in Note 14. Debt) (in thousands):

Principal
Year:	Payments
2026	$—
2027	—
2028	—
2029	70,000
Total principal payments	$70,000

Common Stock Offering

On February 10, 2025, the Company completed a secondary public offering of its common stock in which the Company issued and sold 9,200,000 shares of its common stock, which included shares pursuant to an option granted to the underwriter to purchase additional shares, at a public offering price of $2.25 per share. The Company received net proceeds of $19.0 million after deducting underwriting discounts, commissions and estimated offering expenses.

On July 3, 2025, the Company entered into the Distribution Agreement, pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time through the ATM Program. Sales under the Distribution Agreement, will be made pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-288526), and a related prospectus and prospectus supplement.

During the year ended December 31, 2025, the Company sold an aggregate of 2,261,835 shares of its common stock under the ATM Program at an average price of $3.68 per share, generating gross proceeds of approximately $8.3 million. The Company paid aggregate sales commissions of $0.3 million and incurred additional offering-related expenses of $0.2 million resulting in, net proceeds from the offering of $7.8 million.

As of December 31, 2025, the Company had approximately $41.7 million remaining available for future issuance under the ATM Program.

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

Revenue Recognition

We account for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under ASC 606, we recognize revenue when control of the promised good or service is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those good or services. Accordingly, we determine revenue recognition by applying the following steps:

●	identification of the contract, or contracts, with a customer;
●	identification of the performance obligations in the contract;
●	determination of the transaction price;
●	allocation of the transaction price to the performance obligations in the contract; and
●	recognition of revenue when, or as, we satisfy a performance obligation.

We primarily earn revenues from clinic revenue, the sale of NeuroStar Advanced Therapy Systems, consumable use treatment sessions, and accessory products. A contract’s transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied, which generally is the point in time when the product is shipped or control is transferred. We sell to end users in the United States and to third-party distributors outside the United States and do not provide return rights. Sales to distributors outside the United States are made in U.S. dollars.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The evaluation did not include any evaluation of the controls and procedures of Greenbrook, which is not required at this time under the applicable procedures. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025 at the reasonable assurance level.

This Annual Report on Form 10-K does not include an attestation report of internal control over financial reporting from our independent registered public accounting firm due to our status as a non-accelerated filer.

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2025, other than integration-related control enhancements, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

Perceptive Amendment

As previously disclosed, on July 25, 2024, the Company entered into the Perceptive Facility.

On March 12, 2026, the Company entered into the Perceptive Fifth Amendment. The Perceptive Fifth Amendment amends the Perceptive Facility to (i) modify certain financial covenants and waive certain financial reporting requirements and (ii) make an optional prepayment of the outstanding principal amount of the loans in an amount equal to $5,000,000.

The foregoing summary of the Perceptive Fifth Amendment does not purport to be complete and is qualified in its entirety by reference to the Perceptive Fifth Amendment, a copy of which is filed as Exhibit 10.7 hereto and incorporated herein by reference.

Daniel L. Reuvers Employment Agreement and Severance Agreement

As previously disclosed, on March 12, 2026, the Board appointed Daniel L. Reuvers as the Company’s President and Chief Executive Officer effective on the date that Mr. Reuvers commences employment with the Company, which is expected to be March 23, 2026 (the “Reuvers Start Date”).

The Company has entered into an employment agreement with Mr. Reuvers that becomes effective on the Reuvers Start Date (the “Employment Agreement”). Under the terms of the Employment Agreement, Mr. Reuvers will: (A) receive an initial annual base salary of $730,000; (B) be eligible for a discretionary annual cash bonus targeted at 100% of his then-current base salary; and (C) receive a grant of 1,500,000 restricted stock units, with 500,000 of such units vesting in substantially equal installments on the first, second, and third anniversary of the Reuvers Start Date, in all cases subject to Mr. Reuvers’s continued employment with the Company on each such vesting date.

In the event of termination by the Company without cause or by Mr. Reuvers for good reason, Mr. Reuvers will be entitled to severance benefits, including 12 months of base salary, a prorated target bonus, and continued health coverage pursuant to that certain Severance Agreement effective as of the Reuvers Start Date (the “Severance Agreement”).

The foregoing summaries of the Employment Agreement and the Severance Agreement are not complete and are qualified in their entirety by reference to the full text of the Employment Agreement and the Severance Agreement, as applicable, copies of which are filed as Exhibit 10.58 and Exhibit 10.59, respectively, to this Annual Report on Form 10-K and are incorporated herein by reference.

Mr. Reuvers has also entered into the Company’s executive indemnification agreement, executive restrictive covenant and severance agreement, and restrictive covenant and invention assignment agreement, and confidential information and invention assignment agreement substantially in the forms of the Company’s form of agreements.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in the information set forth in the sections titled “Proposal 1 - Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers of the Company” contained in “Section 16(A) Beneficial Ownership Reporting Compliance” in our 2026 proxy statement.

Item 11.    Executive Compensation.

The information required by this item will be included in information set forth in the section titled “Executive Compensation” in our 2026 proxy statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our 2026 proxy statement.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in information set forth in the section titled “Transactions with Related Persons” and “Information regarding the Board of Directors and Corporate Governance” in our 2025 proxy statement.

Item 14.   Principal Accounting Fees and Services.

The information required by this item will be included in information set forth in the section titled “Principal Accountant Fees and Services” contained in “Proposal 2 – Ratification of Selection of Independent Registered Public Accounting Firm” in our 2026 proxy statement.

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
4.2

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed on March 27, 2025)

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 30, 2024)
4.4	Form of Note (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on July 30, 2024)
4.5	Form of Security Agreement (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on July 30, 2024)
4.6	Form of Indenture, between the Registrant and one or more trustees to be named (incorporated by reference to Exhibit 1.1 to the Registrant’s Form S-3 File No. 333-288526 filed on July 3, 2025)
10.1

Form of Indemnification Agreement between the Registrant and its non-employee directors and officers (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.2

Credit Agreement and Guaranty, dated July 25, 2024, by and among Neuronetics, Inc., as the borrower, certain Subsidiaries of Neuronetics, Inc. from time to time party thereto, as guarantors, the lenders from time to time party thereto, and PERCEPTIVE CREDIT HOLDINGS IV, LP, in its capacity as the administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 30, 2024)

10.3

Consent and Amendment No. 1 to Credit Agreement and Guaranty and Warrant Certificate dated December 9, 2024 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 10, 2024)

10.4◊

Amendment No. 2 to Credit Agreement and Guaranty by and between the Company, as the borrower, and Perceptive, in its capacities as administrative agent for the lenders and the majority lender dated March 26, 2025 (incorporated by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2025)

10.5	Amendment No. 3 to Credit Agreement and Guaranty, dated August 1, 2025 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 5, 2025)
10.6	Amendment No. 4 to Credit Agreement and Guaranty, dated January 15, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2026)
10.7*◊	Amendment No. 5 and Waiver to Credit Agreement and Guaranty, dated March 12, 2026

10.8+	Amended and Restated 2003 Stock Incentive Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))
10.9+	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on November 6, 2018)
10.10+	2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on November 6, 2018)
10.11	Neuronetics, Inc. 2020 Inducement Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-8 (File No. 333-252233) filed January 19, 2021)
10.12	Amendment to the 2020 Inducement Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-284691) filed February 4, 2025)
10.13	Amendment to the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-284691) filed February 4, 2025)
10.14

Lease Agreement by and between Exeter 3222 Phoenixville, L.P., and the Registrant, dated January 3, 2013 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-225307))

10.15

First Amendment dated March 22, 2019 to Lease Agreement by and between Phoenixville Pike Owner LLC, and the Registrant (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on March 27, 2025)

10.16+

Form of Non-Qualified Stock Option Agreement for the Amended and Restated 2003 Stock Incentive Plan, as amended, of the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.17+

Form of Incentive Stock Option Agreement for the Amended and Restated 2003 Stock Incentive Plan, as amended, of the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.18+

Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225307))

10.19+

Forms of Restricted Stock Unit Grant Notice and Award Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed on March 27, 2025)

10.20+	Form of Separation Agreement (incorporated by reference to Exhibit 10.22 to the to the Registrant’s Annual Report on Form 10-K filed on March 27, 2025)
10.21+	Form of Restrictive Covenant and Invention Assignment Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed on March 27, 2025)
10.22+	Form of Restrictive Covenant and Severance Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed on March 27, 2025)
10.23	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed on March 27, 2025)
10.24	Offer Letter, effective as of July 15, 2025, by and between the Company and Steven Pfanstiel (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 15, 2025)
10.25+

Employment Agreement, dated July 14, 2020, by and between the Registrant and Keith J. Sullivan, dated July 14, 2020, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 17, 2020)

10.26+

Amended and Restated Employment Agreement, dated November 2, 2023 by and between the Registrant and Keith J. Sullivan (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on March 8, 2024)

10.27+

Amended and Restated Restrictive Covenant and Severance Agreement dated November 2, 2023 by and between the Registrant and Keith J. Sullivan (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on March 8, 2024)

10.28+◊

Employment Offer Letter Agreement dated November 25, 2019 by and between the Registrant and W. Andrew Macan (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on March 8, 2024)

10.29+

Form of Neuronetics, Inc. Performance Restricted Stock Unit Grant Notice and Award Agreement under 2020 Inducement Incentive Plan (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on form 10-K filed on March 27, 2025)

10.30+

Form of Neuronetics, Inc. Performance Restricted Stock Unit Grant Notice and Award Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on March 27, 2025)

10.31+

Form of Neuronetics, Inc. Restricted Stock Unit Grant Notice and Award Agreement under 2020 Inducement Incentive Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on March 27, 2025)

10.32+

Form of Neuronetics, Inc. Stock Option Grant Notice and Agreement (Nonstatutory Stock Option) under 2020 Inducement Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

10.33+

Performance Restricted Stock Unit Grant Notice and Award Agreement, dated July 14, 2020, by and between the Registrant and Keith J. Sullivan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

10.34+

Restricted Stock Unit Grant Notice and Award Agreement, dated July 14, 2020, by and between the Registrant and Keith J. Sullivan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

10.35+

Stock Option Grant Notice and Agreement (Nonstatutory Stock Option), dated July 14, 2020, by and between the Registrant and Keith J. Sullivan (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38546) filed on August 4, 2020)

10.36	Subordination Agreement, by and between ZW Partners, LLC and the Registrant, dated April 29, 2022 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 5, 2022)
10.37

Form of Registration Rights Agreement by and between Neuronetics and Investor dated August 11, 2024 (incorporated by reference to Exhibit 10.4 on the Registrant’s Current Report on Form 8-K filed August 13, 2024)

10.38

Amendment to the Registration Rights Agreement by and between Neuronetics and Investor dated November 1, 2024 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed November 1, 2024)

10.39

Amendment No. 2 to the Registration Rights Agreement by and between Neuronetics and Investor dated March 2, 2026 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed March 2, 2026)

10.40

Membership Interest Purchase Agreement, dated May 15, 2022, by and among TMS NeuroHealth Centers Inc., Greenbrook TMS Inc., Check Five LLC, Success Behavioral Holdings LLC, Theragroup LLC, The Bereke Trust U/T/A Dated 2/10/03, Batya Klein and Benjamin Klein (incorporated by reference to Exhibit 99.2 to the Registrant’s 6-K filed with the SEC on May 20, 2022, first filing)

10.41

Research Collaboration Agreement, dated December 29, 2023, between the Company and Compass Pathways plc. (incorporated by reference to Exhibit 10.17 on Greenbrook’s Annual Report on Form 10-K filed April 26, 2024)

10.42

Amendment to Research Collaboration Agreement dated August 8, 2024 by and between Compass Pathfinder Limited and TMS Neurohealth Centers, Inc. (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed on March 27, 2025)

10.43

Second Amendment to Research Collaboration Agreement dated February 14, 2025 by and between Compass Pathfinder Limited and TMS Neurohealth Centers, Inc. (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K filed on March 27, 2025)

10.44*	Third Amendment to Research Collaboration Agreement dated December 10, 2025 by and between by and between Compass Pathfinder Limited and TMS Neurohealth Centers, Inc.
10.45	Amended and Restated Omnibus Equity Incentive Plan, dated May 6, 2021 (incorporated by reference to Exhibit 99.1 to the Registrant’s S-8 filed with the SEC on July 2, 2021)
10.46

Equity Distribution Agreement, dated as of July 3, 2025, by and between the Registrant and Canaccord Genuity LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Form S-3 File No. 333-288526 filed on July 3, 2025)

10.47*+	Employment Agreement effective as of March 23, 2026 (anticipated) by and between the Company and Daniel L. Reuvers.
10.48*+	Severance Agreement effective as of March 23, 2026 (anticipated) by and between the Company and Daniel L. Reuvers
19.1	Insider Trading and Window Period Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed on March 27, 2025)
23.1*	Consent of KPMG LLP, independent registered public accounting firm
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed on March 27, 2025)
101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

NEURONETICS, INC.

By:	/s/ Keith J. Sullivan
Keith J. Sullivan
President, Chief Executive Officer and Director
Date:	March 17, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Keith J. Sullivan	President, Chief Executive Officer and Director	March 17, 2026
Keith J. Sullivan	(Principal Executive Officer)
/s/ Steven E. Pfanstiel	Executive VP, Chief Financial Officer and Treasurer	March 17, 2026
Steven Pfanstiel	(Principal Financial and Accounting Officer)
/s/ Robert A. Cascella	Director	March 17, 2026
Robert Cascella
/s/ Sheryl L. Conley	Director	March 17, 2026
Sheryl Conley
/s/ Megan R. Rosengarten	Director	March 17, 2026
Megan Rosengarten
/s/ Sasha S. Cucuz	Director	March 17, 2026
Sasha Cucuz
/s/ Glenn P. Muir	Director	March 17, 2026
Glenn Muir
/s/ Avinash N. Amin, M.D.	Director	March 17, 2026
Avinash Amin, M.D.

NEURONETICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Neuronetics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Neuronetics, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sufficiency of audit evidence over revenue

As discussed in Note 3 to the consolidated financial statements, the Company recorded $149.2 million of revenue for the year ended December 31, 2025. The majority of the Company’s revenue contracts are comprised of one or more of the following performance obligations: (1) clinic revenue from treatment centers, (2) a NeuroStar Advanced Therapy System (the System), (3) treatment sessions, (4) separately priced extended warranties and when-and-if-available upgrade rights, and (5) System clinical and reimbursement training. The Company offers certain customers the option to lease the System. The Company has an exclusive distribution agreement with a foreign entity.

We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required subjective auditor judgment due to the number of revenue streams. This included determining the revenue streams over which procedures were performed and evaluating the nature and extent of evidence obtained over each revenue stream.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue, including the determination of the revenue streams over which procedures were to be performed. For certain revenue streams, we evaluated the design and implementation of certain internal controls over the Company’s revenue processes. For revenue streams identified for testing, we performed one of the following to assess recorded revenue:

● selected a sample of revenue transactions and compared the amounts recognized for consistency with relevant underlying documentation, including payment received, delivery confirmation, and/or external confirmation

● compared total cash received during the year, adjusted for changes in accounts receivable, to the revenue recognized.

We evaluated the sufficiency of audit evidence obtained over revenue by assessing the results of the procedures performed, including the appropriateness of the nature and extent of such evidence

/s/ KPMG LLP

We have served as the Company’s auditor since 2003.

Philadelphia, Pennsylvania

March 17, 2026

NEURONETICS, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$28,134	$18,459
Restricted cash and cash equivalents	6,000	1,000
Accounts receivable, net of allowance of credit losses for $1,043 and $1,930 as of December 31, 2025 and December 31, 2024, respectively	16,469	23,355
Inventory	4,327	4,248
Current portion of net investments in sales-type leases	225	206
Current portion of prepaid commission expense	3,050	3,078
Current portion of notes receivable	424	930
Prepaid expenses and other current assets	2,922	6,846
Total current assets	61,551	58,122
Property and equipment, net	4,466	6,242
Goodwill	23,622	18,634
Intangible assets, net	18,149	19,606
Operating lease right-of-use assets	23,560	27,093
Net investments in sales-type leases	98	86
Prepaid commission expense	7,972	8,902
Long-term notes receivable	151	295
Other assets	1,982	1,923
Total assets	$141,551	$140,903
Liabilities and Equity
Current liabilities:
Accounts payable	$10,739	$11,077
Accrued expenses	12,316	12,818
Current portion of deferred revenue	753	974
Deferred and contingent consideration	500	1,000
Other payables	652	605
Current portion of operating lease liabilities	5,561	4,791
Total current liabilities	30,521	31,265
Long-term debt, net	65,807	55,151
Deferred revenue	48	2
Operating lease liabilities	18,935	22,686
Total liabilities	115,311	109,104
Commitments and contingencies (Note 20)
Equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding on December 31, 2025 and 2024	—	—
Common stock, $0.01 par value: 250,000 shares authorized; 68,994 and 55,679 shares issued and outstanding on December 31, 2025 and 2024, respectively	690	557
Additional paid-in capital	480,475	446,938
Accumulated deficit	(458,787)	(419,789)
Total Stockholders' equity	22,378	27,706
Non-controlling interest	3,862	4,093
Total equity	26,240	31,799
Total liabilities and equity	$141,551	$140,903

The accompanying notes are an integral part of these consolidated financial statements.

NEURONETICS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years ended December 31,
	2025	2024	2023
Revenues
Products and Other	$62,180	$70,445	$71,348
Services	86,977	4,445	—
Total Revenue	149,157	74,890	71,348
Cost of revenues
Products and Other	16,464	17,516	19,643
Services	60,385	3,213	—
Total Cost of revenues	76,849	20,729	19,643
Gross profit	72,308	54,161	51,705
Operating expenses:
Sales and marketing	47,458	45,631	47,318
General and administrative	49,702	30,322	25,426
Research and development	6,584	12,771	9,515
Total operating expenses	103,744	88,724	82,259
Loss from operations	(31,436)	(34,563)	(30,554)
Other (income) expense:
Interest expense	8,415	7,286	5,424
Loss on extinguishment of debt	—	4,427	—
Other income, net	(716)	(2,549)	(5,789)
Net loss	$(39,135)	$(43,727)	$(30,189)
Less: Net loss attributable to non-controlling interest	(137)	(19)	—
Net loss attributable to Neuronetics stockholders’	$(38,998)	$(43,708)	$(30,189)
Net loss per share of common stock outstanding, basic and diluted attributable to Neuronetics stockholders’	$(0.59)	$(1.38)	$(1.05)
Weighted average common shares outstanding, basic and diluted	65,951	31,734	28,658

The accompanying notes are an integral part of these consolidated financial statements.

NEURONETICS, INC.

Consolidated Statements of Changes in Equity

(In thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2022	27,268	$273	$402,679	$(345,892)	—	$57,060
Share-based awards and options exercises	1,824	18	(18)	—	—	—
Share-based compensation expense	—	—	7,319	—	—	7,319
Net loss	—	—	—	(30,189)	—	(30,189)
Balance at December 31, 2023	29,092	291	409,980	(376,081)	—	34,190
Share-based awards and options exercises	1,282	13	(13)	—	—	—
Issuance of warrants, net of issuance costs of $49	—	—	2,521	—	—	2,521
Issuance of stock as purchase consideration in connection with acquisition	25,305	253	28,848	—	4,112	33,213
Share-based compensation expense	—	—	5,602	—	—	5,602
Net loss	—	—	—	(43,708)	(19)	(43,727)
Balance at December 31, 2024	55,679	557	446,938	(419,789)	4,093	31,799
Share-based awards and options exercises	1,853	18	(6)	—	—	12
Issuance of common stock, net of issuance costs of $1,731	9,200	92	18,877	—	—	18,969
Issuance of common stock under ATM offering, net of issuance costs of $472	2,262	23	7,818	—	—	7,841
Share-based compensation expense	—	—	6,848	—	—	6,848
Net loss	—	—	—	(38,998)	(137)	(39,135)
Distribution to non-controlling interest	—	—	—	—	(94)	(94)
Balance at December 31, 2025	68,994	$690	$480,475	$(458,787)	$3,862	$26,240

The accompanying notes are an integral part of these consolidated financial statements.

NEURONETICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2025	2024	2023
Cash flows from Operating activities:
Net loss	$(39,135)	$(43,727)	$(30,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,465	2,073	2,006
Capitalized software impairment	—	3,956	—
Allowance for credit losses	587	2,055	390
Inventory impairment	388	626	1,905
Share-based compensation	6,848	5,602	7,319
Non-cash interest expense	824	771	634
Loss on extinguishment of debt	—	4,427	—
Loss on disposal of property and equipment	72	28	—
Changes in certain assets and liabilities:
Accounts receivable, net	3,541	(3,727)	(8,831)
Inventory	(395)	3,150	(1,098)
Net investments in sales-type leases	(31)	997	1,193
Prepaid commission expense	958	(1,096)	(1,319)
Prepaid expenses and other assets	4,674	(1,155)	(2,845)
Accounts payable	(1,750)	(1,985)	2,029
Accrued expenses	(502)	(2,083)	(2,243)
Other liabilities	257	(66)	—
Deferred revenue	(175)	(843)	(989)
Net Cash used in Operating activities	(20,374)	(30,997)	(32,038)

Cash flows from Investing activities:
Purchases of property and equipment and capitalized software	(801)	(1,466)	(2,369)
Cash paid for acquisition, net of cash and restricted cash acquired	—	(2,553)	—
Repayment of notes receivable	—	1,606	1,047
Net Cash used in Investing activities	(801)	(2,413)	(1,322)

Cash flows from Financing activities:
Payments of debt issuance costs	(168)	(2,624)	(1,104)
Proceeds from issuance of long-term debt	10,000	57,479	25,000
Repayment of promissory note	(211)	—	—
Repayment of deferred and contingent consideration	(500)	—	—
Proceeds from issuance of warrants	—	2,521	—
Repayment of long-term debt	—	(60,000)	(1,200)
Payment for debt extinguishment cost	—	(4,185)	—
Proceeds from the issuance of common stock	20,700	—	—
Payments of common stock offering issuance costs	(1,731)	—	—
Proceeds from issuance of common stock under ATM Program	8,313	—	—
Payments of common stock offering issuance costs under ATM Program	(472)	—	—
Distribution to non-controlling interest	(94)	—	—
Proceeds from exercises of stock options	13	1	1
Net Cash provided by (used in) Financing activities	35,850	(6,808)	22,697
Net increase (decrease) in Cash, Cash equivalents and Restricted cash	14,675	(40,218)	(10,663)
Cash, Cash equivalents and Restricted cash, Beginning of Period	19,459	59,677	70,340
Cash, Cash equivalents and Restricted cash, End of Period	$34,134	$19,459	$59,677

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	28,134	18,459	59,677
Restricted cash and cash equivalents	6,000	1,000	—
Total cash, cash equivalents and restricted cash	$34,134	$19,459	$59,677

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,591	$6,513	$4,790
Transfer of inventory to property and equipment	$106	$92	$210
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$83	$13	$239
Reduction of accounts receivable in current and long-term notes receivable	$—	$606	$6,468

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the consolidated financial statements

1.   DESCRIPTION OF BUSINESS

Neuronetics, Inc. (the “Company,” “Neuronetics,” the “Registrant,”) believes that mental health is as important as physical health. As a global leader in neuroscience, the Company is delivering more treatment options to patients and healthcare providers by offering exceptional in-office treatments that produce extraordinary results. The Company’s first commercial product, the NeuroStar Advanced Therapy System (“the system”), is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation, (“TMS”), to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The system is cleared by the FDA to treat adult patients with major depressive disorder (“MDD”) who have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. It is also cleared by the FDA as an adjunct for adults with OCD and for adolescent patients aged 15-21 with MDD. It is also cleared by the FDA to decrease anxiety symptoms in adult patients with MDD that may exhibit comorbid anxiety symptoms (anxious depression). In addition to selling the NeuroStar Advanced Therapy System and associated treatment sessions to customers, the Company operates Greenbrook TMS Inc. (“Greenbrook”) treatment centers (“Treatment Centers”) across the U.S., offering NeuroStar Advanced Therapy. The Company acquired Greenbrook, a leading provider of mental healthcare services, pursuant to an Arrangement Agreement effective as of December 9, 2024. The NeuroStar Advanced Therapy System is safe, clinically effective, reproducible and precise and the Company believes is supported by the largest clinical data set of any competing TMS system. Treatment centers also obtain SPRAVATO® to treat adults with treatment-resistant depression or depressive symptoms in adults suffering from MDD with acute suicidal ideation or behavior.

The Company’s shares continue to trade on the Nasdaq Global Market under the ticker “STIM”.

Liquidity

As of December 31, 2025, the Company had cash and cash equivalents of $28.1 million and an accumulated deficit of $458.8 million. The Company incurred negative cash flows from operating activities of $20.4 million, $31.0 million and $32.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company continues to invest in sales and marketing and product development activities. The Company’s primary sources of capital to date have been from its initial public offering (“IPO”), borrowings under its credit facility, proceeds from its secondary public offering of common stock (including, without limitation, its ATM Program), and revenues from sales of its products. As of December 31, 2025, the Company had $70.0 million of borrowings outstanding under its credit facility, which matures in July 2029.

On February 10, 2025, the Company completed a secondary public offering of its common stock in which the Company issued and sold 9,200,000 shares of its common stock, which included shares pursuant to an option granted to the underwriter to purchase additional shares, at a public offering price of $2.25 per share. The Company received net proceeds of $19.0 million after deducting underwriting discounts, commissions and estimated offering expenses.

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

During the year ended December 31, 2025, the Company sold an aggregate of 2,261,835 shares of its common stock under the ATM Program at an average price of $3.68 per share, generating gross proceeds of approximately $8.3 million. The Company paid aggregate sales commissions of $0.3 million and incurred additional offering-related expenses of $0.2 million. As a result, net proceeds from the offering were $7.8 million.

As of December 31, 2025, the Company had approximately $41.7 million remaining available for future issuance under the ATM Program.

On March 12, 2026, the Company amended the terms of its credit arrangement to modify the required revenue covenants through December 31, 2026 and the liquidity covenants through September 30, 2027. The Company’s ability to meet its liquidity needs, including meeting future revenue and liquidity covenants, is dependent on growth in existing and acquired product lines and the realization of synergies subsequent to its acquisition of Greenbrook. Management believes that the Company’s cash and cash equivalents as of December 31, 2025 and anticipated revenues from sales of our products and services are sufficient to fund the Company’s operations for at least the next 12 months from the issuance of these consolidated financial statements.

2.   BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Updates (“ASUs”), promulgated by the Financial Accounting Standards Board (“FASB”).

Basis of Consolidation

The consolidated financial statements of the Company are presented in U.S. dollars and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes.

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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2025 and 2024, cash equivalents consisted of money market funds.

Restricted Cash and Deferred and Contingent Consideration

The deferred and contingent consideration payable and related balance within restricted cash relate to Greenbrook’s acquisition of Achieve TMS East, LLC and Achieve TMS Central, LLC prior to our acquisition of Greenbrook. At December 31, 2025, the deferred and contingent consideration was $0.5 million and restricted cash that was held in an escrow account, subject to finalization of the escrow conditions, was $0.5 million.

The remainder of restricted cash consists of $5.5 million of cash deposits held in a collateral account in connection with a cash-secured standby letter of credit (“SBLC”) arrangement with a financial institution. The SBLC supports certain contractual obligations, including commitments related to the purchase of SPRAVATO. These funds are contractually restricted and are not available for general operating purposes while the SBLC remains outstanding. The collateral account earns interest at a stated rate of approximately 1% per annum, subject to market conditions. Restricted cash will be released upon the expiration, cancellation, or termination of the SBLC in accordance with the terms of the underlying agreement.

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

Segments

Operating segments are defined as components of a public entity for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. Effective October 1, 2025, the Company realigned its reportable segments to reflect the way the Company’s CODM assesses performance and allocates resources. The Company previously had one reportable segment, but now operates in two business segments: (i) medical device and (ii) clinic services market. The Company’s chief executive officer is the CODM.

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

Impairment exists when the carrying amount, including goodwill, of the reporting unit exceeds its fair value, resulting in an impairment charge for this excess (not to exceed the carrying amount of the goodwill). The

Company's annual impairment testing date is October 1. The impairment, if determined, is recorded within operating expenses in the Consolidated Statements of Operations in the period the determination is made. There were no impairments recorded during the years presented.

Allowance for Credit Losses

The Company accounts for allowance for credit losses incurred in accordance with ASC Topic 326, Financial Instruments-Credit Losses. The Company monitors accounts receivable and long-term notes receivable and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events.

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

(1)	Topic 842 requires a lessor to discount its unpaid lease payments using the interest rate implicit in the lease and a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As the rate implicit in the Company’s leases are not readily determinable, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The Company uses the implicit rate when readily determinable.
(2)	The lease term for all leases includes the noncancelable period of the lease plus any additional periods covered by either a lessee option to extend (or not to terminate) the lease that the lessee is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.

(3)	Lease payments included in the measurement of the lease asset or liability comprise the following: fixed payments (including in-substance fixed payments), and the exercise price of a lessee option to purchase the underlying asset if the lessee is reasonably certain to exercise.

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

Lease assets for sales-type leases where the Company is the lessor and Right-of-use (“ROU”) assets for operating leases where the Company is the lessee are periodically reduced by impairment losses. The Company uses the loans impairment guidance in ASC Subtopic 330-10, Receivables, and the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether a lease asset or a ROU asset, respectively, is impaired, and if so, the amount of the impairment loss to recognize. There were no impairment losses recorded during the years ended December 31, 2025, 2024, and 2023.

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

Inventory

Inventory is stated at the lower of cost and net realizable value, with cost being determined on a first in, first out basis. The Company’s inventory is primarily comprised of finished goods and work-in-process. For the years ended December 31, 2025, 2024, and 2023, the Company recorded $0.4 million, $0.6 million, and $1.9 million, respectively, as inventory impairment within Cost of revenues on the Consolidated Statements of Operations.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and finite-lived intangible assets, are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Impairment testing requires management to estimate the future net undiscounted cash flows of an asset using assumptions believed to be reasonable. Actual cash flows may differ from the estimates used in the impairment testing. If such assets are considered to be impaired, the Company recognizes an impairment loss when and to the extent that the estimated fair value of an asset is less than its carrying value. For the year ended December 31, 2024, the Company recorded a $4.0 million capitalized software impairment charge within research and development expense on the Consolidated Statement of Operations. The Company has not recorded any impairment of its long-lived assets for the years ended December 31, 2025 and 2023.

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

Performance Obligations

The unit of account for Topic 606 is the performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer or a series of distinct goods or services that are substantially the same and have the same pattern of transfer. A contract’s transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s contracts are comprised of one or more of the following performance obligations:

(1)	Clinic revenue, which is derived from patient treatments for MDD and other mental health disorders performed at treatment centers based in the United States.
(2)	The System, which includes a chair, an electromagnet coil, a monitoring console and accessories. The various components are inputs that function together to deliver a combined output and together form one performance obligation (a NeuroStar Advanced Therapy System). Revenues from the sale of the System are satisfied at the point-in-time when shipped from our premises.
(3)	A treatment session is a single use consumable that is delivered via an encrypted activation code and is required in order for a clinician to perform TMS therapy. Revenues from the sale of the treatment sessions are satisfied at the point-in-time when delivered to the customer. The Company determined that sales of treatment sessions are not part of the enforceable rights and obligations of the System sales, except when sold with System sales.
(4)	Separately priced extended warranties and when-and-if-available upgrade rights are considered service-type warranties. Warranty services are considered stand-ready obligations satisfied over-time and recognized using a straight-line time-based measurement toward completion.
(5)	The System clinical and reimbursement training enable the clinician to provide patient treatment. The trainings are not required in order to operate the System but are required in order to receive a certification from the Company and accordingly are not essential to the functionality of other performance obligations. Training services are recognized at a point-in-time when training is complete, typically simultaneous to or near the time of delivery of the System.

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

Clinic revenue

Clinic revenue is derived from treatment centers based in the United States, and consists of NeuroStar TMS and SPRAVATO to patients for the treatment of MDD and other mental health disorders.

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

The distribution agreement contains pricing for the Company’s products and services. The contractual purchase prices were determined to be at the standalone selling prices based on the expected sales volumes of this customer type and thus the Company concluded that this agreement did not contain a separate performance obligation for the material right to discounted Systems and Treatments Sessions. The Company allocated the transaction price through a combination of the cost plus a margin approach and the residual method. For the System and treatment sessions, the Company maximized the use of observable inputs by beginning with average historical contractual selling prices and adjusting on a consistent and rational basis for pricing trends, the customer type and expected sales volumes and the Company’s changing cost and margins. Since it was determined that the contractual selling prices for the Company’s products and services in the distribution agreement were at the standalone selling prices, the residual consideration which is made up of the fixed and variable milestone payments was allocated to the exclusive distribution and intellectual property license. The exclusive distribution and intellectual property rights were determined to be symbolic intellectual property and thus recognized over time. The Systems and treatment sessions were determined to be performance obligations recognized at a point-in-time when delivered to the distributor.

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

Contract Balances

Payment terms typically require payment upon shipment of the System and additional payments as access codes are delivered, which can span several years after the System is first delivered and installed. The timing of revenue recognition compared to billings and cash collections typically results in accounts receivable. However, sometimes customer advances and deposits might be required for certain customers and are recorded as contract liabilities. Changes in the contract asset and liability balances during the years ended December 31, 2025 and 2024 were not materially impacted by any other factors.

As of December 31, 2025, the Company expects to recognize approximately the following percentages of deferred revenue by year:

Revenue
Year:	Recognition
2026	91%
2027	3%
2028	—%
2029	6%
Total	100%

Revenue recognized for the years ended December 31, 2025 and 2024 that was included in the contract liability balance at the beginning of the year was $1.0 million and $1.6 million, respectively, and primarily represented revenue earned from separately priced extended warranties, rent-to-own revenue, milestone revenue, and clinical training.

Customers

Significant customers are those which represent more than 10% of the Company’s total revenue. For the years ended December 31, 2024 and 2023, one customer, Greenbrook, accounted for 12% and 15%, respectively, of the Company’s revenue. Following the acquisition, Greenbrook is no longer a customer.

Geographical Information

The following geographic data includes revenue generated from the Company’s third-party distributors. The Company’s revenue was generated in the following geographic regions and by product line for the periods indicated (in thousands):

	Revenues by Geography
	Year ended December 31,
	2025		2024
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
U.S.	$146,048	98%	$72,488	97%
International	3,109	2%	2,402	3%
Total revenues	$149,157	100%	$74,890	100%

	U.S. Revenues by Product Category
	Year ended December 31,
	2025		2024
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$14,259	10%	$15,267	21%
Treatment sessions	43,319	30%	50,832	70%
Clinic revenue	86,977	59%	4,445	6%
Other	1,493	1%	1,944	3%
Total U.S. revenues	$146,048	100%	$72,488	100%

	International Revenues by Product Category
	Year ended December 31,
	2025		2024
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$1,276	41%	$826	34%
Treatment sessions	1,088	35%	613	26%
Other	745	24%	963	40%
Total International revenues	$3,109	100%	$2,402	100%

	Revenues by Geography
	Year ended December 31,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
United States	$72,488	97%	$69,336	97%
International	2,402	3%	2,012	3%
Total revenues	$74,890	100%	$71,348	100%

	U.S. Revenues by Product Category
	Year ended December 31,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$15,267	21%	$16,460	24%
Treatment sessions	50,832	70%	50,896	73%
Clinic revenue	4,445	6%	—	—%
Other	1,944	3%	1,980	3%
Total U.S. revenues	$72,488	100%	$69,336	100%

	International Revenues by Product Category
	Year ended December 31,
	2024		2023
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$826	34%	$629	31%
Treatment sessions	613	26%	754	38%
Other	963	40%	629	31%
Total International revenues	$2,402	100%	$2,012	100%

Research and Development Expenses

Research and development activities are expensed as incurred. Costs incurred in obtaining technology licenses are charged immediately to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future uses.

Share-Based Compensation

The Company recognizes the grant-date fair value of share-based awards issued as compensation as expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The fair value of restricted stock units is estimated at the time of grant, based on the grant date fair value of the Company’s common stock. For awards with a performance condition, compensation cost is recognized when the achievement of the performance condition, such as operating cash flow break even, is considered probable of achievement. The fair value of performance restricted stock units (“PRSUs”) with a market condition is estimated at the time of grant and is determined using a risk neutral Monte Carlo simulation valuation model, which requires the use of inputs and assumptions such as the fair value of the underlying common stock, risk free interest rate, and expected volatility. The PRSUs generally vest based on appreciation of the Company’s common stock to a certain price as determined by the Company’s board of directors measured using a trailing 30-day “volume-weighted” average price of a share of the Company’s common stock. The fair value of PRSUs with a performance condition is estimated at the time of grant, based on the grant date fair value of the Company’s common stock. The fair value of stock options is estimated at the time of grant using the Black-Scholes option pricing model, which requires the use of inputs and assumptions such as the fair value of the underlying common stock, exercise price of the option, expected term, risk-free interest rate, expected volatility and dividend yield.

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

4.   RECENT ACCOUNTING PRONOUNCEMENTS

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. The new guidance also modified how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share computation. ASU 2020-06 is effective for fiscal years beginning after December 15,

2023, including interim periods within those annual periods. The adoption of this guidance did not have a significant impact on the consolidated financial statements and related disclosures.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public business entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. This ASU was adopted in the annual period ended December 31, 2025 using the retrospective method. Accordingly, we have expanded our consolidated financial statement disclosures to comply with the guidance.

In November 2024, the FASB issued ASU 2024-03, Income Statements–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires enhanced disclosure of income statement expense categories to improve transparency and provide financial statement users with more detailed information about the nature, amount, and timing of expenses impacting financial performance. ASU 2024-03 is effective for the Company for the annual reporting period beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments in ASU 2024-03 may be adopted either on a prospective basis to financial statements issued for reporting periods after the effective date or on a retrospective basis to all periods presented. The Company is currently evaluating the impact of the adoption of ASU 2024-03, in its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance provides a practical expedient that an entity may assume that conditions as of the balance sheet date remain unchanged over the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from revenue transactions from contracts with customers. The guidance is effective in the first quarter of 2026 with early adoption permitted, to be applied on a prospective basis. The Company does not expect this guidance will have material impact on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software Targeted Improvements to the Accounting for Internal-Use Software. The amendments modify the accounting for internal-use software development costs by replacing the existing project stage framework with a principles-based model for determining when capitalization of development costs should begin. The guidance is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

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

In connection with the acquisition, the Company issued 25,304,971 shares of common stock and paid $4.2 million in cash consideration. The aggregate fair value of the common stock issued was $29.1 million. The aggregate fair value of the non-controlling interest acquired was $4.1 million and represents the equity value of Greenbrook not acquired in the transaction, stated at its estimated fair value determined by using an income method approach. The acquisition meets the criteria to be accounted for as a business in accordance with ASC 805, Business Combinations (“ASC 805”). This method requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and that the difference between the fair value of the consideration paid for the acquired entity and the fair value of the net assets acquired be recorded as goodwill, which is tested at least annually for impairment. The allocation of the purchase price to the assets acquired and liabilities assumed was based on preliminary information as of the acquisition date and further adjusted within the measurement period.

In accordance with the acquisition method of accounting for a business combination, the purchase price of $38.8 million was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition as follows (in thousands, except share data):

Consideration transferred:
Common stock	$29,101
Cash consideration	4,175
Settlement of preexisting relationships	5,538
Total consideration transferred	$38,814

Assets acquired and liabilities assumed at fair value:
Cash and Cash Equivalents	$622
Restricted Cash	1,000
Accounts Receivable	5,429
Prepaid Expenses and Other Assets	1,807
Property and Equipment	4,420
Intangible Assets	19,690
Operating Right of Use Asset	24,835
Accounts Payable and Accrued Expenses	(12,386)
Other Payables	(671)
Deferred and Contingent Consideration	(1,000)
Operating Lease Liabilities	(24,442)
Total identifiable net assets	$19,304

Non-controlling interest	(4,112)

Fair value of net assets acquired less noncontrolling interests acquired	$15,192

Goodwill	23,622

$38,814

The Company incurred $3.8 million in legal and consulting fees related to the acquisition which were expensed as incurred and recognized in general and administrative expenses in the Consolidated Statement of Operations.

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimated fair values at the acquisition date. The identifiable intangible assets included management services agreements of $17.1 million and tradename of $2.6 million and are being amortized on a straight-line basis over a range of 17-21 years and 5 years, respectively. The management services agreements and tradename were valued using a multi-period excess earnings method and the relief from royalty method, respectively. These valuation methods are specific forms of the Income Approach which is a valuation technique that drives value by estimating the fair value of after-tax cash flows attributable to the acquired intangibles. The valuation methods require several judgments and assumptions to determine the fair value of the intangible assets, including growth rates, discount rates, expected levels of cash flows, and tax rate. Key assumptions used included revenue projections, a tax rate of 25%, a discount rate of 23%, and a royalty rate of 1%.

During the year ended December 31, 2025, the Company recorded measurement period adjustments related to its acquisition, resulting in a $1.3 million increase to the fair value of liabilities assumed, a $3.4 million adjustment to accounts receivable, a $0.1 million to property and equipement and a $0.1 million adjustment to prepaid expenses and other current assets.

Cumulative measurement period adjustments recorded through December 9, 2025 resulted in a $4.99 million net increase to goodwill. These adjustments were recorded to reflect new information obtained about facts and circumstances that existed as of the acquisition date. As of December 31, 2025, the purchase price allocation was considered complete.

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

	Unaudited Pro Forma
	Year ended December 31,
	2024	2023
Revenue	$137,110	$134,740
Net loss	$(75,290)	$(66,732)

6. INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2025 and 2024 (in thousands):

		As of December 31, 2025
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Management services agreements	17-21 years	$17,100	$(993)	$16,107	18 years
Trade name	5 years	2,590	(548)	2,042	4 years
		$19,690	$(1,541)	$18,149

		As of December 31, 2024
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Management services agreements	17-21 years	$17,100	$(30)	$17,070	19.0 years
Trade name	5 years	2,590	(54)	2,536	5.0 years
		$19,690	$(84)	$19,606

Amortization expense for intangible assets was $1.5 million and $0.1 million during the year ended December 31, 2025 and 2024 respectively and is reflected in general and administrative expense on the consolidated statements of operations.

Amortization expense over the remaining life of the intangible assets will be recognized as follows (in thousands):

Year	Amortization expense
2026	$1,457
2027	1,457
2028	1,457
2029	1,428
2030	939
Thereafter	11,411
$18,149

7.   FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaid and other current assets, and accounts payable on the Company’s Consolidated Balance Sheets approximated their fair values as of December 31, 2025 and 2024 due to their short-term nature. The carrying values of the Company’s current credit facility approximated its fair value as of December 31, 2025 and 2024 due to its variable interest rate. The carrying value of the Company’s notes receivable approximated its fair value as of December 31, 2025 and 2024 due to its variable interest rate.

The Perceptive First Amendment (as defined below) included contingently issuable warrants of up to 900,000 shares that did not meet equity classification. Accordingly, the Company classified the warrants as a liability at their fair value and will adjust the warrants to their fair value at each reporting period. At December 31, 2025 the fair value of the liability-classified warrants was de minimis.

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

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as December 31, 2025 and 2024 (in thousands):

December 31, 2025
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$436	$436	$436	$—	$—
Money market funds (restricted cash and cash equivalents)	$5,500	$5,500	$5,500	$—	$—

December 31, 2024
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$5,200	$5,200	$5,200	$—	$—

8.   ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Gross accounts receivable - trade	$17,512	$25,285
Less: Allowances for credit losses	(1,043)	(1,930)
Accounts receivable, net	$16,469	$23,355

The following table presents a roll forward of the allowance for credit losses (in thousands):

	Balance at	Bad Debt	Write-offs of	Balance at
	Beginning of	Expense	Uncollectible	End of
	Period	Recognized	Balances	Period
Year ended December 31, 2023	$(1,648)	(390)	1,243	$(795)
Year ended December 31, 2024	$(795)	(2,055)	920	$(1,930)
Year ended December 31, 2025	$(1,930)	(587)	1,474	$(1,043)

9.   PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

The following table presents the composition of property and equipment, net as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Laboratory equipment	$676	$626
Office equipment	495	495
Auto	23	23
Computer equipment and software	873	806
Manufacturing equipment	618	605
Clinical equipment	278	278
Leasehold improvements	1,608	1,608
TMS devices	3,790	4,447
Rental equipment	157	598
Property and equipment, gross	8,518	9,486
Less: Accumulated depreciation	(4,052)	(3,244)
Property and equipment, net	$4,466	$6,242

As of December 31, 2025 and 2024, the Company had capitalized software costs, net of $0.8 million and $0.4 million, respectively, which are included in other assets on the Consolidated Balance Sheets. During the year ended December 31, 2025, the Company disposed of $1.1 million of rental equipment and TMS devices with a net book value of $0.1 million. During the year ended December 31, 2024, the Company disposed of $0.4 million of fully depreciated property and equipment. For the year ended December 31, 2024, the Company recorded a $4.0 million capitalized software impairment charge within research and development expense on the Consolidated Statement of Operations. The Company has not recorded any impairment of its long-lived assets for the years ended December 31, 2025 and 2023.

Depreciation and amortization expense related to property and equipment and capitalized software costs was $2.0 million, $2.1 million and $2.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Interest income recognized by the Company related to notes receivable was $0.5 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively, and is included within other income, net on the Consolidated Statements of Operations.

11.   LEASES

Lessee:

The Company has operating leases for its corporate headquarters, treatment centers, a training facility, and office equipment. The corporate headquarters is located in Malvern, Pennsylvania, where the Company leases an approximately 42,000 square foot facility comprising office and warehouse space.

During the year ended December 31, 2025, the Company executed a lease modification for its Malvern, Pennsylvania facility, extending the lease term through June 2033 for 32,000 square feet of the premises.

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

Operating lease rent expense was $9.5 million, $1.0 million, and $0.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the weighted-average remaining lease term of operating leases was 5.6 years and the weighted-average discount rate was 12.2%.

The following table presents the supplemental cash flow information as a lessee related to leases for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,069	$1,111	$1,077

The following table sets forth by year the required future payments of operating lease liabilities as of December 31, 2025 (in thousands):

Amount
2026	$7,794
2027	6,506
2028	4,913
2029	4,260
2030	3,278
Thereafter	7,662
Total lease payments	34,413
Less imputed interest	(9,917)
Present value of operating lease liabilities	$24,496

Lessor sales-type leases:

Certain customers have purchased NeuroStar Advanced Therapy Systems on a rent-to-own basis. The lease term is two to four years with a customer option to purchase the NeuroStar Advanced Therapy System at the end of the lease or automatic transfer of ownership of the NeuroStar Advanced Therapy System at the end of the lease.

The following table sets forth the profit recognized on sales-type leases (in thousands):

	Year ended December 31,
	2025	2024	2023
Profit recognized at commencement, net	$107	$45	$129
Interest income	—	—	—
Total sales-type lease income	$107	$45	$129

The following table sets forth a maturity analysis of the undiscounted lease receivables related to sales-type leases as of December 31, 2025 (in thousands):

December 31, 2025
2026	$225
2027	98
Total sales-type lease receivables	$323

As of December 31, 2025 and 2024, the carrying amount of the lease receivables was $0.3 million. The Company does not have any unguaranteed residual assets.

Lessor operating leases:

NeuroStar Advanced Therapy Systems leased to customers subsequent to January 1, 2019 for which collection is not probable are accounted for as operating leases. For the years ended December 31, 2025, 2024 and 2023, the Company recognized operating lease income of $0.2 million, $0.1 million and $0.2 million respectively.

The Company maintained rental equipment, net of $0.1 million and $0.3 million as of December 31, 2025 and 2024, respectively which are included in Property and equipment, net on the Consolidated Balance Sheets. Rental equipment depreciation expense was $0.06 million, $0.09 million and $0.09 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

On the Company’s Consolidated Balance Sheets, the current portion of capitalized contract costs is presented in current portion of prepaid commission expense, while the long-term portion is included in prepaid commission expense. Amortization expense was $3.3 million, $2.9 million and $2.3 million for the years ended December 31, 2025, 2024, and 2023, respectively, and presented within sales and marketing in the Consolidated Statements of Operations.

13.   ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Compensation and related benefits	$8,610	$7,952
Consulting and professional fees	1,122	1,579
Research and development expenses	156	421
Sales and marketing expenses	724	523
Warranty	179	232
Sales and other taxes payable	611	619
Other	914	1,492
Accrued expenses	$12,316	$12,818

14.   DEBT

The following table presents the composition of debt as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Outstanding principal	$70,000	$60,000
Less debt discounts	(4,193)	(4,849)
Total debt, net	65,807	55,151
Less current portion	—	—
Long-term debt, net	$65,807	$55,151

For the year ended December 31, 2025, the Company recognized interest expense of $8.4 million, of which $7.6 million was cash and $0.8 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

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

Perceptive Credit Facility

On July 25, 2024, the Company entered into a Credit Agreement and Guaranty with Perceptive Credit Holding IV, LP (“Perceptive”) as collateral agent and other lenders defined in the agreement (the “Perceptive Facility”) which was used to partially repay the Company’s previous $60.0 million credit facility with SLR Investment Corp. (formerly known as Solar Capital Ltd.) (“Solar” and such facility, the “Solar Facility”).

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

Effective as of December 9, 2024, the Company amended the Perceptive Facility and borrowed against the Tranche 3 Loan in a principal amount of $10.0 million and used the proceeds thereof to finance, in part, the operations of the combined enterprise after the acquisition of Greenbrook and the related transactions included in the Arrangement (the “Perceptive First Amendment”) As consideration for Tranche 3 Loan borrowing, the Company issued warrants to purchase 600,000 shares of the Company’s common stock at a per share exercise price of $0.94.

The Company calculated the issuance date fair value of the warrants using the Black-Scholes option pricing model, which resulted in a fair value of $2.6 million. Accordingly, the Company allocated the proceeds from the Perceptive Facility on a relative fair value basis resulting in $2.5 million allocated to the warrants.

On March 26, 2025, the Company entered into Amendment No. 2 to Credit Agreement and Guaranty by and between the Company, as the borrower, and Perceptive, in its capacities as administrative agent for the lenders and the majority lender, in which the parties agreed to revise net revenue covenant to align with the Company’s pre-existing operating plan for the first quarter of 2025.

On August 1, 2025, the Company entered into Amendment No. 3 to Credit Agreement and Guaranty (the “Perceptive Third Amendment”). Pursuant to the Perceptive Third Amendment, the Company borrowed $10.0 million under Tranche 2, lowered the minimum liquidity balance requirement to $2.0 million through September 30, 2026, and issued Perceptive a warrant certificate exercisable into 225,000 shares of the Company’s common stock.

As of December 31, 2025, the Company had $70.0 million of borrowings outstanding under the Perceptive Facility, which has a final maturity in July 2029. The interest rate on borrowings under the credit facility is variable and resets monthly.

On January 15, 2026, the Company entered into Amendment No. 4 to Credit Agreement and Guaranty (the “Perceptive Fourth Amendment”). The Perceptive Fourth Amendment amended the Perceptive Facility to modify the requirements of subsidiaries joining as an “Obligor” and “Subsidiary Guarantor” thereunder.

On March 12, 2026, the Company entered into Amendment No. 5 to Credit Agreement and Guaranty (the “Perceptive Fifth Amendment”). Under the Perceptive Fifth Amendment, Neuronetics made a one-time principal payment of $5.0 million, and Neuronetics and Perceptive agreed to adjustments to the existing debt covenants, see “Note 26. Subsequent Events” for further discussion on the Perceptive Credit Agreement.

The Company was in compliance with the covenants under the Perceptive Facility at December 31, 2025.

The following table sets forth by year our required future principal payments under the term loan portion of the Perceptive Facility:

Principal
Year:	Payments
2026	$—
2027	—
2028	—
2029	70,000
Total principal payments	$70,000

Solar Credit Facility

On March 2, 2020 the Company entered into a Loan and Security Agreement with Solar as collateral agent and other lenders as defined in the Solar Facility. The Solar Credit Facility had various amendments.

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

On July 25, 2024 following the Company’s entry into Perceptive Facility, the Company prepaid in full all outstanding obligations under and terminated the Solar Facility. In connection with this prepayment, the Company paid total consideration of $64.7 million, which consisted of (i) $60.0 million of remaining principal amount outstanding, (ii) $0.5 million of accrued and unpaid interest, (iii) $3.0 million in connection with the final payment fee, and (iv) $1.2 million in connection with the prepayment fee. The Company funded the prepayment of the Solar Facility using proceeds from the Perceptive Facility and cash on hand.

A loss on extinguishment of debt amounting to $4.4 million was recorded during the three months ended September 30, 2024, related to the repayment of the Solar Facility. This included $1.2 million of early prepayment fees and $3.2 million of deferred financing expense related to extinguishment of debt. Additionally the Company incurred $2.8 million to Solar for exit fees in relation to the acquisition.

15.   STOCKHOLDERS’ EQUITY

Common Stock

The Company’s amended and restated certificate of incorporation as of December 31, 2024 authorized the issuance of 250.0 million shares of common stock, $0.01 par value per share, of which 69.0 million and 55.7 million were issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Shares of common stock issued	68,994	55,679
Shares of common stock reserved for issuance for:
Common stock warrants outstanding	1,950	1,725
Stock options outstanding	1,099	1,237
Restricted stock units outstanding	5,627	5,253
Shares available for grant under stock incentive plans	4,314	3,596
Shares available for sale under employee stock purchase plan	2,181	1,624
Total shares of common stock issued and reserved for issuance	84,165	69,114

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

Common Stock Warrants

The following table summarizes the Company’s outstanding common stock warrants as of December 31, 2025 and 2024:

December 31, 2025
Warrants
Outstanding
(in thousands)	Exercise Price	Expiration Date
1,125	$0.94	July-2034
600	$0.94	Dec-2034
225	$0.94	August-2035
1,950

December 31, 2024
Warrants
Outstanding
(in thousands)	Exercise Price	Expiration Date
1,125	$0.94	July-2034
600	$0.94	Dec-2034
1,725

During the year ended December 31, 2025, we issued a warrant certificate exercisable into 225 shares to Perceptive, there were no exercises or cancellations of warrants.

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

On July 3, 2025, the Company entered into the Distribution Agreement, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time through the ATM Program. Sales under the Distribution Agreement will be made pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-288526) and a related prospectus and prospectus supplement.

During the year ended December 31, 2025, the Company sold an aggregate of 2,261,835 shares of its common stock under the ATM Program at an average price of $3.68 per share, generating gross proceeds of approximately $8.3 million. The Company paid aggregate sales commissions of $0.3 million and incurred additional offering-related expenses of $0.2 million. As a result, net proceeds from the offering were $7.8 million.

As of December 31, 2025, the Company had approximately $41.7 million remaining available for future issuance under the ATM Program.

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

The following potentially dilutive securities outstanding as of December 31, 2025, 2024 and 2023 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	December 31,
	2025	2024	2023
Stock options	1,099	1,237	1,270
Non-vested PRSUs	1,398	1,700	395
Non-vested restricted stock units	4,229	3,553	2,965
Common stock warrants	1,950	1,725	41

17.   SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	Years ended December 31,
	2025	2024	2023
Cost of revenues	$108	$140	$140
Sales and marketing	1,176	1,411	2,330
General and administrative	4,900	3,407	4,172
Research and development	664	644	677
Total	$6,848	$5,602	$7,319

2018 Equity Incentive Plan

In June 2018, the Company adopted the 2018 Plan, which authorized the issuance of up to 1.4 million shares, subject to an annual 4% increase based on the number of shares of common stock outstanding, in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. The amount and terms of grants are determined by the Company’s board of directors. All stock options granted to date have had exercise prices equal to the fair value, as determined by the closing price as reported by the Nasdaq Global Market, of the underlying common stock on the date of grant. The contractual term of stock options is up to 10 years, and stock options are exercisable in cash or as otherwise determined by the board of directors. Generally, stock options vest 25% upon the first anniversary of the date of grant and the remainder ratably monthly thereafter for 36 months. Restricted stock units generally vest ratably in three equal installments on the first, second and third anniversaries of the grant date. PRSUs generally vest based on attainment of performance metrics, such as achievement of cash flow breakeven or retention of key employees as determined by the Company’s board of directors. The fair value of the PRSUs based upon the achievement of certain share prices are determined using a risk neutral Monte Carlo simulation valuation model. As of December 31, 2025, there were 3.4 million shares available for future issuance under the 2018 Plan.

2020 Inducement Incentive Plan

In December 2020, the Company adopted the 2020 Inducement Incentive Plan, which authorized the issuance of up to 0.4 million shares in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock awards to eligible employees who satisfy the standards for inducement grants under Nasdaq global market rules. In March 2022, the Company’s board of directors approved an additional 0.5 million shares for issuance under the plan. An individual who previously served as an employee or director of the Company is not eligible to receive awards under this plan other than the following a bona fide period of non-employment. The amount and terms of grants are determined by the Company’s board of directors. In October 2025 the Company’s board of directors approved an additional 0.6 million shares for issurance under the plan. During the year ended December 31, 2025, grants made under the inducement pool totaled 0.7 million shares. As of December 31, 2025, there were 0.9 million shares available for future issuance under the 2020 Inducement Incentive Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the years ended December 31, 2025, 2024 and 2023:

			Weighted	Aggregate
	Number of	Weighted	average	average
	Shares under	average	Remaining	Intrinsic
	Option	Exercise Price	Contractual	Value
	(in thousands)	per Option	Life (in years)	(in thousands)
Outstanding at December 31, 2022	1,301	$4.07
Granted	—	$—
Exercised	(1)	$1.63
Forfeited	(30)	$11.67
Outstanding at December 31, 2023	1,270	$3.90
Granted	—	$—
Exercised	(2)	$0.96
Forfeited	(31)	$9.90
Outstanding at December 31, 2024	1,237	$3.75
Granted	—	$—
Exercised	(7)	$1.73
Forfeited and Expired	(131)	$11.12
Outstanding at December 31, 2025	1,099	$2.89	4.2	$—
Exercisable at December 31, 2025	1,099	$2.89	4.2	$—
Vested and expected to vest at December 31, 2025	1,099	$2.89	4.2	$—

The Company did not record any expense for share-based comp related to stock options for the year ended December 31, 2025 The Company recognized share-based compensation expense related to stock options of $0.1 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2025, there was no remaining unrecognized compensation cost related to non-vested stock options. The total intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $0.0 million.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit and performance restricted stock unit activity for the years ended December 31, 2025, 2024 and 2023:

	Non-vested	Weighted	Non-vested	Weighted
	Restricted	average	PRSUs	average
	Stock Units	Grant-date		Grant-date
	(in thousands)	Fair Value	(in thousands)	Fair Value
Non-vested at December 31, 2022	3,506	$4.29	395	$6.77
Granted	1,674	$4.68	—	$—
Vested	(1,823)	$4.32	—	$—
Forfeited	(392)	$5.50	—	$—
Non-vested at December 31, 2023	2,965	$4.37	395	$6.77
Granted	2,453	$2.47	1,305	$1.14
Vested	(1,464)	$4.37	—	$—
Forfeited	(401)	$4.00	—	$—
Non-vested at December 31, 2024	3,553	$3.10	1,700	$2.45
Granted	3,151	$3.62	1,251	$3.37
Vested	(1,586)	$3.31	(303)	$1.55
Forfeited	(889)	$3.45	(1,250)	$3.79
Non-vested at December 31, 2025	4,229	$3.33	1,398	$3.81

The Company recognized share-based compensation expense related to restricted stock units and performance restricted stock units of $6.8 million, $5.5 million, and $6.9 million during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, there was $11.9 million of unrecognized compensation cost related to non-vested restricted stock units and performance restricted stock units that the Company expects to recognize over a weighted-average period of 1.9 years. The total fair value at the vesting date of restricted stock units and performance restricted stock units vested during the years ended December 31, 2025, 2024 and 2023 was $5.5 million, $4.4 million, and $8.6 million, respectively.

During the year ended December 31, 2024 the Company granted performance restricted stock units to certain key employees of Neuronetics and Greenbrook, with vesting subject to the recipient’s continued service with the Company through the applicable vesting date and the achievement of certain performance conditions as outlined in the award document. For legacy Greenbrook employees who became Neuronetics employees in connection with the Arrangement, the awards are subject to the terms of the Company’s 2020 Inducement Incentive Plan. For legacy Neuronetics employees, the awards are subject to the Company’s 2018 Equity Incentive Plan.

The Company offers our board of directors and certain employees the opportunity to defer restricted stock units into an equity-based deferred equity compensation plan, the Restricted Stock Unit Deferral Election Plan (“RSUDEP”). Benefits from these plans are payable in shares of Neuronetics stock and the awards under this plan are unfunded to the plans’ participants. Restricted stock units deferred under the RSUDEP are counted against the total shares available for future issuance under the 2018 Equity Incentive Plan. As December 31, 2025 there were 0.3 million shares deferred under this plan.

The Company did not grant performance restricted stock units during the year ended December 31, 2023.

18.   EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

The Company maintains a 401(k) defined contribution retirement plan which covers all of its employees. Employees are eligible to participate on the first of the month following their date of hire. Under the 401(k) plan, participating employees may defer up to 100% of their pre-tax salary but not more than statutory limits. As of December 31, 2025, the Company contributes 3% of employee salary to the participant’s defined contribution plan, which vests immediately. Employee contributions also vest immediately.

Greenbrook employees are eligible to participate in their plan on the first of the month following 60 days of hire. Under the 401(k) plan, participating employees may defer up to 100% of their pre-tax salary but not more than statutory limits. As of December 31, 2025, the Company matches 100% of each dollar an employee contributes on the first 1% of wages and 50% on additional contributions between 1% and 6% of wages (for a maximum total match of 3.5%). Full vesting occurs after two years of service.

2018 Employee Stock Purchase Plan

In July 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“ESPP”) with an initial 0.2 million share reserve, subject to automatic annual increases on January 1st of each year for a period of up to ten years, as defined in the plan document. The purpose of the 2018 ESPP is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock of the Company. The 2018 ESPP provides the opportunity to purchase the Company’s common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. As of December 31, 2025, the Company had not yet approved any offering under the plan and 2.2 million shares were reserved for issuance.

19.   INCOME TAXES

The Company’s loss before income taxes was $39.1 million, $43.7 million and $30.2 for the years ended December 31, 2025, 2024, and 2023, respectively, and was generated primarily in the United States. The Company did not record current or deferred income tax expense or benefit during the years ended December 31, 2025, 2024, and 2023.

A reconciliation of the statutory United States federal income tax rate to the Company’s effective tax rate is as follows (in thousands, except percentages):

	Tax Year ended December 31,
	2025		2024		2023
U.S. Statutory Tax Rate	$(8,207)	21.0%	$(9,183)	21.0%	$(6,339)	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect*	(1,181)	3.0%	(210)	0.5%	(421)	1.4%
Foreign Tax Effects	—	—%	—	—%	—	—%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	—	—%	—	—%	—	—%
Effect of Cross-Border Tax Laws	—	—%	—	—%	—	—%
Tax Credits	404	(1.0)%	224	(0.5)%	85	(0.3)%
Change in Valuation Allowances	7,000	(17.9)%	6,909	(15.8)%	6,666	(22.1)%
Nontaxable or Nondeductible Items:
Transaction Fees	—	—%	1,160	(2.7)%	—	—%
Stock-based Compensation	64	(0.2)%	401	(0.9)%	(144)	0.5%
Sec. 162(m)	167	(0.4)%	316	(0.7)%	457	(1.5)%
Meals & Entertainment	185	(0.5)%	134	(0.3)%	120	(0.4)%
Noncontrolling Interest	94	(0.2)%	(3)	—%	—	—%
Employee Retention Credit	—	—%	—	—%	(620)	2.1%
Changes in Unrecognized Tax Benefits	—	—%	—	—%	—	—%
Other Adjustments:
Deferred Only: Expiration of net operating losses	1,469	(3.8)%	252	(0.6)%	196	(0.7)%
Other	5	—%	—	—%	—	—%
Actual income tax benefit / effective tax rate	—	—%	—	—%	—	—%

* The following states made up the majority (greater than 50%) of the tax effect in this category: California, Florida and Pennsylvania.

For the years ended December 31, 2025, 2024 and 2023 no amounts were paid for income taxes in any jurisdictions.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$113,641	$106,645
Research and development credits	2,295	2,699
Share-based compensation	1,686	1,788
Accruals	5,795	563
Interest expense	344	12,677
Lease liability	14,775	731
Capitalized start-up costs	5,744	6,279
Capitalized R&D costs	4,110	5,445
Other temporary differences	1,610	1,393
Gross deferred tax assets	150,000	138,220
Less: Valuation allowance	(141,664)	(133,990)
Total deferred tax assets	$8,336	$4,230

Deferred tax liabilities:
Capitalized software	$—	$(103)
Fixed assets	(205)	(646)
Right-of-use asset	(5,517)	(541)
Prepaid commission	(2,614)	(2,940)
Gross deferred tax liabilities	(8,336)	(4,230)
Net deferred taxes	$—	$—

In assessing the realizability of the net deferred tax asset, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company believes that it is more likely than not that the Company’s deferred income tax asset associated with its net operating losses will not be realized in the immediate future. As such, there is a full valuation allowance against the net deferred tax assets as of December 31, 2025 and 2024. The valuation allowance increased by $7.7 million and $7.2 million during the years ended December 31, 2025 and 2024, respectively, due primarily to acquired deferred tax assets as well as the generation of net operating losses and disallowed interest expense carryforwards. The changes in the valuation allowance were as follows (in thousands):

	Year ended December 31,
	2025	2024
Balance at the beginning of the year	$133,990	$94,472
Amounts acquired through purchase accounting	—	32,284
Amounts charged to expense	7,674	7,234
Balance at the end of the year	$141,664	$133,990

The following table summarizes carryforwards of federal net operating losses and tax credits as of December 31, 2025 (in thousands):

		Expiration
	Amount	Beginning in
Federal net operating losses	$454,471	2026
State net operating losses	$360,540	2026
Research and development credits	$2,295	2026

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

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s Consolidated Statements of Operations. Due to net operating loss and tax credit carry forwards that remain unutilized, income tax returns for tax years from inception through 2024 remain subject to examination by the taxing jurisdictions.

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

Other Matters

We are subject to various audits from government agencies including Medicaid and Medicare which involve the potential recoupment of reimbursements received from these agencies. These audits occur in the ordinary course of business. As of December 31, 2025 the Company had $0.8 million of expenses recorded within accrued expenses on the consolidated balance sheets.

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

In 2017, under the distribution agreement with Teijin, the Company received an upfront payment of $0.75 million and a milestone payment of $2.0 million following the Japanese Ministry of Health, Labour and Welfare’s, or JMHLW, approval of marketing the NeuroStar Advanced Therapy System for the treatment of MDD in Japan. In the second quarter of 2019, under the distribution agreement with Teijin, the Company earned a second milestone payment of $0.7 million, following Japan’s Central Social Insurance Medical Council (Chuikyo) approval of the recommendation by JMHLW’s expert review panel to provide reimbursement for NeuroStar Advanced Therapy for the treatment of MDD in adults. The reimbursement went into effect on June 1, 2019 and covers patients who are treated in the largest inpatient and outpatient psychiatric facilities in Japan at the rate of JPY12,000 per treatment session. These upfront and subsequent milestone payments have been deferred and were recognized as revenue over the original term of the agreement.

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

22. SEGMENT INFORMATION

The Company reports the results of our operations as two segments in our consolidated financial statements: (i) medical device and (ii) clinic services.

The determination of our reporting segments was made based on our strategic priorities, which corresponds to the way our CODM reviews and evaluates operating performance to make decisions about resources to be allocated. For our operating segments, the CODM uses segment gross profit and segment loss before unallocated general and administrative as the primary measure of segment performance because it reflects results that are directly attributable to each reportable segment and is the measure most consistent with the Company’s consolidated results prepared in accordance with U.S. GAAP. The CODM does not regularly review any other measures of segment profit or loss for purposes of assessing segment performance or allocating resources.

On a monthly basis, the CODM considers month-to-month and budget-to-actual variances for both measures when allocating resources to segments. The accounting policies of its segment are the same as those described in the summary of significant accounting policies. The CODM is regularly provided information on total consolidated assets and liquidity; however, the CODM is not provided asset information at the reportable segment level. Accordingly, segment assets have not been disclosed.

Significant segement expenses regularly reviewed by CODM for both segments include directly attributable cost of revenues, selling, general and administrative and research and development expenses. Unallocated general and administrative costs include corporate support functions such as executive management, corporate accounting, information technology, legal human resources and Board of Directors fees. Additionally, unallocated general and administrative costs may also include expenses such as litigation and merger and related acquisition-related costs, which are not specific to a segment and thus not allocated to the reportable segments.

Segment information for prior periods has been recast to conform to the current year reportable segment structure. There were no intercompany transactions between the Company’s reportable segments during the years presented. Reportable segment information is presented below (in thousands):

Year ended December 31, 2025	Med Device	Clinic Service	Total
Revenue	$62,180	$86,977	$149,157
Cost of revenues	16,464	60,385	76,849
Segment gross profit	$45,716	$26,592	$72,308

Significant Segment Expense
Selling, General and Administrative
Direct	$36,120	$29,528	$65,648

Research and development
Direct	6,353	231	6,584

Segment profit/(loss)	$3,243	$(3,167)	$76

Unallocated expenses
General and Administrative			$31,512
Other income, net			(716)
Interest expense			8,415

Net loss			$(39,135)

Year ended December 31, 2024	Med Device	Clinic Service	Total
Revenue	$70,445	$4,445	$74,890
Cost of revenues	17,516	3,213	20,729
Segment gross profit	$52,929	$1,232	$54,161

Significant Segment Expense
Selling, General and Administrative
Direct	$44,777	$854	$45,631

Research and development
Direct	12,758	13	12,771

Segment profit/(loss)	$(4,606)	$365	$(4,241)

Unallocated expenses
General and Administrative			$30,322
Other income, net			(2,549)
Interest expense			7,286
Loss on extinguishment of debt			4,427

Net loss			$(43,727)

Year ended December 31, 2023	Med Device	Clinic Service	Total
Revenue	$71,348	$—	$71,348
Cost of revenues	19,643	—	19,643
Segment gross profit	$51,705	$—	$51,705

Significant Segment Expense
Sales and marketing
Direct	$47,318	$—	$47,318

Research and development
Direct	9,515	—	9,515

Segment loss	$(5,128)	$—	$(5,128)

Unallocated expenses
General and administrative			25,426
Other income, net			$(5,789)
Interest expense			5,424

Net loss			$(30,189)

23. NON-CONTROLLING INTEREST

As a result of the Greenbrook acquisition (see Note 5), the Company has operating agreements with several non-wholly owned entities. The non-controlling interest percentages range from 10% to 49%. The Company has control over these entities under U.S. GAAP as the Company has power over all significant decisions made by these entities. Thus, 100% of the financial results of these subsidiaries are included in the Company’s consolidated financial results.

24. GOVERNMENT ASSISTANCE

Employee Retention Credit

The Coronavirus Aid, Relief and Economic Security Act provided an Employee Retention Credit (the “ERC”), which was a refundable tax credit related to certain payroll taxes. The Company (prior to its acquisition of Greenbrook) applied the grant model and determined that the criteria for recognition of the ERC was met during the year ended December 31, 2023 based on the Company’s determination of eligibility and filing of the ERC claim. As of December 31, 2024, the $2.9 million ERC receivable was reported within prepaid expenses and other current assets on the Company’s consolidated balance sheets.

The entire balance of the ERC receivable was received during the year end December 31, 2025.

25. SEVERANCE

In December 2025, the Company entered into transition and separation agreements with its former Executive Vice President and Chief Clinic Officer and its former Senior Vice President, Sales. In connection with these agreements, the Company recognized severance-related charges of $0.5 million and $0.2 million, respectively, within salary, payroll tax, and bonus expense for the year ended December 31, 2025. As of December 31, 2025, the unpaid portion of these separation benefits is included in accrued liabilities on the Consolidated Balance Sheet.

26. SUBSEQUENT EVENTS

Subsequent to December 31, 2025, Greenbrook received $2.2 million towards its Employee Retention Credit (“ERC”) claim. On March 2, 2026, the Company entered into an agreement with Madryn, under which the Company paid Madryn a portion of the ERC proceeds of $1.1 million. The Company incurred professional fees of $0.3 million and recognized the net interest of $0.8 million. This payment relates to the Term Loan and Exchange Agreement previously executed between Madryn and Greenbrook before completion of the Arrangement Agreement. Madryn is the Company’s largest stockholder, and Avinash Amin, M.D., a representative of Madryn, serves on our Board.

On March 12, 2026, the Company entered into the Perceptive Fifth Amendment. Under the Perceptive Fifth Amendment, Neuronetics made a one-time principal payment of $5.0 million, and Neuronetics and Perceptive agreed to adjustments to the existing covenants.

On March 17, 2026, the Company announced that Daniel Reuvers will be appointed as the new President and Chief Executive Officer. The Company expects that Mr. Reuvers will commence employment in such capacity on March 23, 2026.