Form 10-Q
period 2026-03-31
Neuronetics, Inc.
filed 2026-05-05
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number: 001-38546

NEURONETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1051425
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3222 Phoenixville Pike, Malvern, PA	19355
(Address of principal executive offices)	(Zip Code)
(877) 600-7555
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

There were 69,587,840 shares of the registrant’s common stock outstanding as of May 1, 2026.

NEURONETICS, INC.

Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NEURONETICS, INC.

Consolidated Balance Sheets

(Unaudited; In thousands, except per share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$13,214	$28,134
Restricted cash and cash equivalents	5,750	6,000
Accounts receivable, net of allowance for credit losses of $780 and $1,043 as of March 31, 2026 and December 31, 2025, respectively	15,809	16,469
Inventory	4,715	4,327
Current portion of net investments in sales-type leases	257	225
Current portion of prepaid commission expense	2,900	3,050
Current portion of notes receivable	401	424
Prepaid expenses and other current assets	4,129	2,922
Total current assets	47,175	61,551
Property and equipment, net	3,874	4,466
Goodwill	23,622	23,622
Intangible assets, net	17,785	18,149
Operating lease right-of-use assets	23,069	23,560
Net investments in sales-type leases	108	98
Prepaid commission expense	7,464	7,972
Long-term notes receivable	92	151
Other assets	2,251	1,982
Total assets	$125,440	$141,551
Liabilities and Equity
Current liabilities:
Accounts payable	$11,433	$10,739
Accrued expenses	9,596	12,316
Current portion of deferred revenue	833	753
Deferred and contingent consideration	250	500
Other payables	751	652
Current portion of operating lease liabilities	5,422	5,561
Total current liabilities	28,285	30,521
Long-term debt, net	61,297	65,807
Other long term liabilities	71	—
Deferred revenue	58	48
Operating lease liabilities	18,669	18,935
Total liabilities	108,380	115,311
Commitments and contingencies (Note 18)
Equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding on March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value: 250,000 shares authorized; 69,583 and 68,994 shares issued and outstanding on March 31, 2026 and December 31, 2025, respectively	696	690
Additional paid-in capital	482,146	480,475
Accumulated deficit	(469,577)	(458,787)
Total Stockholders' equity	13,265	22,378
Non-controlling interest	3,795	3,862
Total equity	17,060	26,240
Total liabilities and equity	$125,440	$141,551

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NEURONETICS, INC.

Consolidated Statements of Operations

(Unaudited; In thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Revenues
Products and other	$12,925	$13,316
Services	21,529	18,659
Total revenue	34,454	31,975
Cost of revenues
Products and other	2,858	3,150
Services	15,442	13,087
Total cost of revenues	18,300	16,237
Gross profit	16,154	15,738
Operating expenses:
Sales and marketing	10,737	11,999
General and administrative	13,048	13,137
Research and development	1,364	1,616
Total operating expenses	25,149	26,752
Loss from operations	(8,995)	(11,014)
Other (income) expense:
Interest expense	2,266	1,922
Loss on extinguishment of debt	539	—
Other income, net	(1,020)	(247)
Net loss	$(10,780)	$(12,689)
Less: Net gain (loss) attributable to non-controlling interest	10	(14)
Net loss attributable to Neuronetics stockholders’	$(10,790)	$(12,675)
Net loss per share of common stock outstanding, basic and diluted attributable to Neuronetics stockholders	$(0.16)	$(0.21)
Weighted average common shares outstanding, basic and diluted	69,589	61,465

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NEURONETICS, INC.

Consolidated Statements of Changes in Equity

(Unaudited; In thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2024	55,679	$557	$446,938	$(419,789)	$4,093	$31,799
Share-based awards and option exercises	941	9	(1)	—	—	8
Issuance of common stock, net of issuance costs of $1,731	9,200	92	18,877	—	—	18,969
Share-based compensation expense	—	—	1,444	—	—	1,444
Net loss	—	—	—	(12,675)	(14)	(12,689)
Balance at March 31, 2025	65,820	$658	$467,258	$(432,464)	$4,079	$39,531

Balance at December 31, 2025	68,994	$690	$480,475	$(458,787)	$3,862	$26,240
Share-based awards and option exercises	589	6	(6)	—	—	—
Share-based compensation expense	—	—	1,677	—	—	1,677
Net income (loss)	—	—	—	(10,790)	10	(10,780)
Distribution to non-controlling interest	—	—	—	—	(77)	(77)
Balance at March 31, 2026	69,583	$696	$482,146	$(469,577)	$3,795	$17,060

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NEURONETICS, INC.

Consolidated Statements of Cash Flows

(Unaudited; In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(10,780)	$(12,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	745	911
Allowance for credit losses	(267)	—
Inventory impairment	(30)	5
Share-based compensation	1,677	1,444
Non-cash interest expense	256	189
Loss on extinguishment of debt	539	—
Loss on disposal of property and equipment	270	—
Changes in certain assets and liabilities:
Accounts receivable, net	1,008	(2,627)
Inventory	(432)	175
Net investments in sales-type leases	(43)	14
Prepaid commission expense	658	401
Prepaid expenses and other assets	(1,121)	1,785
Accounts payable	559	(2,638)
Accrued expenses	(2,720)	(3,511)
Other liabilities	170	(193)
Deferred revenue	90	(259)
Net cash used in operating activities	(9,421)	(16,993)

Cash flows from investing activities:
Purchases of property and equipment and capitalized software	(197)	(219)
Proceeds from the sale of property and equipment	25	—
Net cash used in investing activities	(172)	(219)

Cash flows from financing activities:
Repayment of deferred and contingent consideration	(250)	—
Repayment of long-term debt	(5,000)	—
Payment for debt extinguishment cost	(250)	—
Proceeds from the issuance of common stock	—	20,700
Payments of common stock offering issuance costs	—	(1,731)
Distribution to non-controlling interest	(77)	—
Proceeds from exercises of stock options	—	8
Net cash (used in) provided by financing activities	(5,577)	18,977
Net increase (decrease) in Cash, Cash equivalents and Restricted cash	(15,170)	1,765
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	34,134	19,459
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$18,964	$21,224

Reconciliation of cash and cash equivalents and restricted cash and cash equivalents to the consolidated balance sheet:
Cash and cash equivalents	13,214	20,224
Restricted cash and cash equivalents	5,750	1,000
Total cash and cash equivalents and restricted cash and cash equivalents	$18,964	$21,224

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,010	$1,725
Transfer of inventory to property and equipment	$75	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$—	$43

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

1.     DESCRIPTION OF BUSINESS

Neuronetics, Inc. (the “Company,” “Neuronetics,” “we,” and similar words) believes that mental health is as important as physical health. The Company’s first commercial product, the NeuroStar Advanced Therapy System (the “System”), is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation (“TMS”) to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The System is cleared by the U.S. Food and Drug Administration (the “FDA”) to treat adult patients with major depressive disorder (“MDD”) who have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. It is also cleared by the FDA as an adjunct for adults with obsessive-compulsive disorder (“OCD”) and for adolescent patients aged 15-21 with MDD. It is also cleared by the FDA to decrease anxiety symptoms in adult patients with MDD that may exhibit comorbid anxiety symptoms (anxious depression). In addition to selling the System and associated treatment sessions to customers, the Company operates Greenbrook TMS Inc. (“Greenbrook”) treatment centers (“Treatment Centers”) across the U.S., offering TMS treatment using the Systems. The Company acquired Greenbrook, a provider of mental healthcare services, pursuant to an Arrangement Agreement effective as of December 9, 2024 (the “Arrangement”). The System is safe, clinically effective, reproducible and precise, and the Company believes it is supported by the largest clinical data set of any competing TMS system. Treatment Centers also obtain SPRAVATO® to treat adults with treatment-resistant depression or depressive symptoms in adults suffering from MDD with acute suicidal ideation or behavior.

The Company’s shares trade on the Nasdaq Global Market under the ticker “STIM.”

Liquidity and Going concern

As of March 31, 2026, the Company had cash and cash equivalents of $13.2 million and an accumulated deficit of $469.6 million. The Company incurred negative cash flows from operating activities of $9.4 million for the three months ended March 31, 2026 and $20.4 million for the year ended December 31, 2025. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company continues to invest in sales and marketing and product development activities. The Company’s primary sources of capital to date have been from its initial public offering, borrowings under its credit facility, proceeds from its secondary public offering of common stock (including, without limitation, the ATM Program (as defined below)), and revenues from sales of its products. As of March 31, 2026, the Company had $65.0 million of borrowings outstanding under its credit facility, which matures in July 2029.

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

On July 3, 2025, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Canaccord Genuity LLC, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time through an at-the- market equity offering program (the “ATM Program”). Sales under the Distribution Agreement are made pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-288526), and a related prospectus and prospectus supplement.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

During the year ended December 31, 2025, the Company sold an aggregate of 2,261,835 shares of its common stock under the ATM Program at an average price of $3.68 per share, generating gross proceeds of approximately $8.3 million.

As of March 31, 2026, the Company had approximately $41.7 million remaining available for future issuance under the ATM Program.

The Company is subject to certain financial covenants under its credit facility, including a liquidity and trailing twelve-month minimum revenue covenants. On March 12, 2026, the Company amended the terms of its credit arrangement to modify the required quarterly revenue covenants through December 31, 2026 and the liquidity covenants through September 30, 2027. As of March 31, 2026 the Company was in compliance with the financial covenants in accordance with this agreement.

The Company currently projects trailing twelve-month revenue for the period ended March 31, 2027 to be below the minimum required revenue for that period as stated in the credit facility agreement. Should the Company not be able to meet its March 31, 2027 minimum revenue covenant, the lender may at that time and at its discretion, call the credit facility. Should the lender call the facility, the Company is not projected to have the liquidity required to meet its requirement to pay off the loan. Therefore, substantial doubt exists about the Company’s ability to continue as a going concern.

The Company remains actively engaged in ongoing collaborative and constructive discussions with its lender. Additional actions within the Company's control to meet its minimum revenue covenant include improvements to its revenue cycle management, introducing new treatment options at its clinic locations and pursuing new strategies within its medical device business to accelerate sales growth and optimize its product mix. The Company’s ability to meet its liquidity needs, including meeting future revenue and liquidity covenants, is dependent on growth in existing and acquired product and service lines and the realization of synergies related to its acquisition of Greenbrook. However, at this time, these actions do not fully mitigate the risk related to compliance with the revenue covenant for the March 31, 2027 period. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

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

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared from the books and records of the Company in accordance with U.S. GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”), which permit reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying consolidated balance sheets and consolidated statements of operations and stockholders’ equity and consolidated cash flows have been made. Although these interim consolidated financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim consolidated statements of operations and interim consolidated statement of cash flows for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year. Unaudited interim consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2026, wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

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

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s complete summary of significant accounting policies can be found in “Summary of Significant Accounting Policies” in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2026.

4.     RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public business entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. ASU 2023-09 was adopted in the annual period ended December 31, 2025 using the retrospective method. Accordingly, we have expanded our consolidated financial statement disclosures to comply with the guidance.

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

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance provides a practical expedient that an entity may assume that conditions as of the balance sheet date remain unchanged over the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from revenue transactions from contracts with customers. The guidance is effective in the first quarter of 2026 with early adoption permitted, to be applied on a prospective basis. The Company adopted this guidance in the first quarter of 2026. The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

5. INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31, 2026 and December 31, 2025 (in thousands):

		As of March 31, 2026
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Management services agreements	17-21 years	$17,100	$(1,228)	$15,872	17.75 years
Trade name	5 years	2,590	(677)	1,913	3.75 years
		$19,690	$(1,905)	$17,785

		As of December 31, 2025
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Management services agreements	17-21 years	$17,100	$(993)	$16,107	18 years
Trade name	5 years	2,590	(548)	2,042	4 years
		$19,690	$(1,541)	$18,149

Amortization expense for intangible assets was $0.4 million for the three months ended March 31, 2026 and 2025, respectively.

Amortization expense over the remaining life of the intangible assets will be recognized as follows (in thousands):

Year	Amortization expense
Remainder of 2026	$1,093
2027	1,457
2028	1,457
2029	1,428
2030	939
Thereafter	11,411
$17,785

6.     FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaids and other current assets, and accounts payable on the Company’s balance sheets approximated their fair values as of March 31, 2026 and December 31, 2025 due to their short-term nature. The carrying values of the Perceptive Facility (as defined below) approximated its fair value as of March 31, 2026 and December 31, 2025 due to its variable interest rate. The carrying value of the Company’s notes receivable approximated its fair value as of March 31, 2026 and December 31, 2025 due to its variable interest rate.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

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

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2026 and December 31, 2025 (in thousands):

March 31, 2026
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$440	$440	$440	$—	$—
Money market funds (restricted cash and cash equivalents)	$5,500	$5,500	$5,500	$—	$—

December 31, 2025
Fair Value Measurement Based on
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds (cash equivalents)	$436	$436	$436	$—	$—
Money market funds (restricted cash and cash equivalents)	$5,500	$5,500	$5,500	$—	$—

7.     ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net, as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Gross accounts receivable - trade	$16,589	$17,512
Less: Allowances for credit losses	(780)	(1,043)
Accounts receivable, net	$15,809	$16,469

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

The following table presents a roll forward of the allowance for credit losses related to accounts receivable and notes receivable (in thousands):

	Balance at	Bad Debt	Write-offs of	Balance at
	Beginning of	Expense	Uncollectible	End of
	Period	Reversed	Balances	Period
Three months ended March 31, 2025	$(1,930)	—	527	$(1,403)
Three months ended March 31, 2026	$(1,043)	267	(4)	$(780)

8.     INVENTORY

Inventory is stated at the lower of cost and net realizable value, with cost being determined on a first in, first out basis. The Company’s inventory is primarily comprised of finished goods and work-in-process.

9.     PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

The following table presents the composition of property and equipment, net, as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Laboratory equipment	$676	$676
Office equipment	495	495
Auto	—	23
Computer equipment and software	883	873
Manufacturing equipment	618	618
Clinical equipment	278	278
Leasehold improvements	1,490	1,608
TMS devices	3,046	3,790
Rental equipment	213	157
Property and equipment, gross	7,699	8,518
Less: Accumulated depreciation	(3,825)	(4,052)
Property and equipment, net	$3,874	$4,466

As of March 31, 2026 and December 31, 2025, the Company had capitalized software costs, net, of $0.3 million and $0.8 million, respectively, which are included in “Prepaid expenses and other current assets” and “Other assets” on the consolidated balance sheets.

The Company disposed of $0.9 million of rental equipment, TMS devices, leasehold improvements and auto with a net book value of $0.3 million during the three months ended March 31, 2026. For the three months ended March 31, 2025, the Company had not disposed of any property and equipment.

Depreciation and amortization expense related to property and equipment and capitalized software costs was $0.4 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

10.     LEASES

Lessee:

The Company has operating leases for its corporate headquarters, Treatment Centers, a training facility, and office equipment. The corporate headquarters is located in Malvern, Pennsylvania, where the Company leases an approximately 42,000 square foot facility comprising office and warehouse space.

In 2025, the Company executed a lease modification for its Malvern, Pennsylvania facility, extending the lease term through June 2033 for 32,000 square feet of the premises.

The Company leases an approximately 9,600 square foot facility in Charlotte, North Carolina as a training facility for the Systems. The lease ends in September 2027. The Company has an option to extend the lease on its training facility for an additional one-year term; however, the Company has determined it is not reasonably certain to exercise the option at this time after assessing contract, asset, entity and market conditions present upon lease commencement.

The Company has lease agreements related to its Treatment Centers. These lease agreements range from month-to-month to six years in length.

Operating lease rent expense was $2.4 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the weighted average remaining lease term of operating leases was 5.5 years and the weighted average discount rate was 11.6%.

The following table presents the supplemental cash flow information as a lessee related to leases (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,196	$2,074

The following table sets forth by year the required future payments of operating lease liabilities as of March 31, 2026 (in thousands):

Amount
Remainder of 2026	$5,879
2027	6,597
2028	5,109
2029	4,496
2030	3,532
Thereafter	8,197
Total lease payments	33,810
Less imputed interest	(9,719)
Present value of operating lease liabilities	$24,091

Lessor sales-type leases:

Certain customers have purchased the Systems on a rent-to-own basis. The lease term is two to four years with a customer option to purchase the System at the end of the lease or automatic transfer of ownership of the System at the end of the lease.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

The following table sets forth a maturity analysis of the undiscounted lease receivables related to sales-type leases (in thousands):

March 31, 2026
Remainder of 2026	$215
2027	150
Total sales-type lease receivables	$365

As of March 31, 2026 and December 31, 2025, the carrying amount of the lease receivables was $0.4 million and $0.3 million, respectively. The Company does not have any unguaranteed residual assets.

Lessor operating leases:

The Systems leased to customers subsequent to January 1, 2019 for which collection is not probable are accounted for as operating leases. For the three months ended March 31, 2026 and 2025, the Company recognized operating lease income of $0.07 million and $0.05 million, respectively.

The Company maintained rental equipment, net, of $0.2 million and $0.1 million as of March 31, 2026 and December 31, 2025, respectively which are included in property and equipment, net on the consolidated balance sheets. Rental equipment depreciation expense was $0.02 million for the three months ended March 31, 2026 and 2025, respectively.

11.     PREPAID COMMISSION EXPENSE

The Company pays a commission on both System sales and treatment session sales. Since the commission paid for the System sales is not commensurate with the commission paid for treatment sessions, the Company capitalizes commission expense associated with the System commissions paid that is incremental to specifically anticipated future treatment session orders. In developing this estimate, the Company considered its historical treatment session sales and customer retention rates, as well as technology development life cycles and other industry factors. These costs are periodically reviewed for impairment.

The System commissions are deferred and amortized on a straight-line basis over a seven year period equal to the average customer term, which the Company deems to be the expected period of benefit for these costs.

On the Company’s consolidated balance sheets, the current portion of capitalized contract costs is presented in current portion of prepaid commission expense, while the long-term portion is included in prepaid commission expense. Amortization expense was $0.8 million for the three months ended March 31, 2026 and 2025, respectively, and presented within sales and marketing in the consolidated statements of operations.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

12.     ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Compensation and related benefits	$5,854	$8,610
Consulting and professional fees	1,247	1,122
Research and development expenses	742	156
Sales and marketing expenses	449	724
Warranty	174	179
Sales and other taxes payable	510	611
Other	620	914
Accrued expenses	$9,596	$12,316

13.     REVENUE AND DEFERRED REVENUE

Contract terms typically require payment upon shipment or installation of the System and additional payments as access codes for treatment sessions are delivered, which can span several years after the System is first delivered and installed. The timing of revenue recognition compared to billings and cash collections typically results in accounts receivable. However, sometimes customer advances and deposits may be required for certain customers and are recorded as contract liabilities (deferred revenue). For multi-year agreements, the Company generally invoices customers annually at the beginning of each annual coverage period and recognizes revenue over the term of the coverage period.

As of March 31, 2026, the Company expects to recognize approximately the following percentages of deferred revenue by year:

Revenue
Year:	Recognition
Remainder of 2026	78%
2027	15%
2028	—%
2029	7%
Total	100%

Revenue recognized for the three months ended March 31, 2026 and 2025 that was included in the contract liability balance at the beginning of the year was $0.4 million and $0.5 million, respectively, and primarily represented revenue earned from separately priced extended warranties, customer deposits, milestone revenue, and clinical training.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

Geographical information

The following geographic data includes revenue generated from the Company’s third-party distributors. The Company’s revenue was generated in the following geographic regions and by product line and service for the periods indicated:

	Revenues by Geography
	Three Months Ended March 31,
	2026		2025
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
U.S.	$34,226	99%	$31,483	98%
International	228	1%	492	2%
Total revenues	$34,454	100%	$31,975	100%

	U.S. Revenues by Product Category
	Three Months Ended March 31,
	2026		2025
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$3,203	9%	$2,846	9%
Treatment sessions	9,122	27%	9,612	31%
Clinic revenue	21,529	63%	18,659	59%
Other	372	1%	366	1%
Total U.S. revenues	$34,226	100%	$31,483	100%

	International Revenues by Product Category
	Three Months Ended March 31,
	2026		2025
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$46	20%	$164	33%
Treatment sessions	124	54%	150	31%
Other	58	26%	178	36%
Total international revenues	$228	100%	$492	100%

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

14.     DEBT

The following table presents the composition of debt as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Outstanding principal	$65,000	$70,000
Less debt discounts	(3,703)	(4,193)
Total debt, net	61,297	65,807
Less current portion	—	—
Long-term debt, net	$61,297	$65,807

For the three months ended March 31, 2026, the Company recognized interest expense of $2.3 million, of which $2.0 million was cash and $0.3 million was non-cash interest expense related to the amortization of deferred debt issuance costs. For the three months ended March 31, 2025, the Company recognized interest expense of $1.9 million, of which $1.7 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs.

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

The Perceptive Facility permits the Company to borrow up to an aggregate amount of $90.0 million in three tranches of term loans, a “Tranche 1 Loan”, a “Tranche 2 Loan” and a “Tranche 3 Loan.” On July 25, 2024, the Company borrowed an aggregate amount of $50.0 million, which was the aggregate amount available under the Tranche 1 Loan. Under the Tranche 2 Loan, the Company was permitted to borrow, at its election, up to an aggregate amount of $15.0 million (i) upon the Company achieving a specified amount of trailing twelve months net revenue, and (ii) assuming there had been no event of default under the Perceptive Facility prior to such election. The Tranche 2 Loan must have been borrowed on or before January 31, 2026. Under the Tranche 3 Loan, the Company may request to borrow, at the consent of the Majority Lenders (as defined in the Perceptive Facility), up to an aggregate amount of $25.0 million. The Tranche 3 Loan is available until June 30, 2026. There are no scheduled repayments of the principal on the Tranche 1 Loan, the Tranche 2 Loan or the Tranche 3 Loan prior to the maturity date. All amounts borrowed under the Perceptive Facility are due on July 25, 2029.

Each of the Tranche 1 Loan, the Tranche 2 Loan and the Tranche 3 Loan accrues interest from the date of borrowing through the date of repayment at a floating per annum rate of interest equal to the sum of 7.00% plus the greater of (a) 4.50% and (b) One-Month Term SOFR (as defined in the Perceptive Facility).

If the Company prepays Tranche 1 Loan, the Tranche 2 Loan, or the Tranche 3 Loan prior to the maturity date, the Company will also be required to pay prepayment fees to Perceptive equal to 6% of the principal amount of such term loan then-prepaid if prepaid on or before the first anniversary of the closing date, 5% of the principal amount of such term loan then-prepaid if prepaid after the first anniversary and on or before the second anniversary of the closing date, 4% of the principal amount of such term loan then-prepaid if prepaid after the second anniversary and on or before the third anniversary of the closing date, and 3% of the principal amount of such term loan then-prepaid if prepaid after the third anniversary and on or before the fourth anniversary of the closing date.

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

As consideration for the Perceptive Facility, the Company agreed to issue to Perceptive warrants to purchase up to 1,462,500 shares of the Company’s common stock, with a warrant exercisable into 1,125,000 shares of the Company’s common stock issued on the closing date (the “Initial Warrant”). The per share exercise price for the Initial Warrant is equal to the lower of (x) the 10-day volume weighted average price of the Company’s common stock on the business day immediately prior to the closing date and (y) the 10-day volume weighted average price of the common stock ended on August 31, 2024. In addition to the Initial Warrant, an additional warrant was issued for 225,000 shares of common stock concurrently with the borrowing of the Tranche 2 Loan. The per share exercise price for the additional warrant will be equal to the exercise price of the Initial Warrant. Each warrant will be exercisable, in whole or in part, until the tenth anniversary of the applicable date of issuance.

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

On March 26, 2025, the Company entered into Amendment No. 2 to Credit Agreement and Guaranty by and between the Company, as the borrower, and Perceptive, in its capacities as administrative agent for the lenders and the majority lender, in which the parties agreed to revise the net revenue covenant to align with the Company’s pre-existing operating plan for the first quarter of 2025.

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

On January 15, 2026, the Company entered into Amendment No. 4 to Credit Agreement and Guaranty (the “Perceptive Fourth Amendment”). The Perceptive Fourth Amendment amended the Perceptive Facility to modify the requirements of subsidiaries joining as an obligor and subsidiary guarantor thereunder.

On March 12, 2026, the Company entered into Amendment No. 5 to the Credit Agreement and Guaranty (the “Perceptive Fifth Amendment”). Under the Perceptive Fifth Amendment, Neuronetics made a one-time principal payment of $5.0 million, and Neuronetics and Perceptive agreed to adjustments to the existing debt

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

covenants. In connection with the amendment, the Company incurred a prepayment penalty of $0.3 million, which, together with the proportional write-off of unamortized debt issuance costs and discounts, resulted in a total loss on partial debt extinguishment of approximately $0.5 million for accounting purposes.

As of March 31, 2026, the Company had $65.0 million of borrowings outstanding under the Perceptive Facility, which has a final maturity in July 2029. The interest rate on borrowings under the credit facility is variable and resets monthly.

The Company was in compliance with the covenants under the Perceptive Facility as of March 31, 2026.

15.     COMMON STOCK

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

In 2025, the Company sold 2,261,835 shares of its common stock under the ATM Program at an average price of $3.68 per share, generating gross proceeds of approximately $8.3 million. The Company paid aggregate sales commissions of $0.3 million and incurred additional offering-related expenses of $0.2 million. As a result, net proceeds from the offering were $7.8 million.

As of March 31, 2026, the Company had approximately $41.7 million remaining available for future issuance under the ATM Program.

Common Stock

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Shares of common stock issued	69,583	68,994
Shares of common stock reserved for issuance for:
Common stock warrants outstanding	1,950	1,950
Stock options outstanding	1,091	1,099
Restricted stock units outstanding	6,511	5,627
Shares available for grant under stock incentive plans	6,920	4,314
Shares available for sale under employee stock purchase plan	2,871	2,181
Total shares of common stock issued and reserved for issuance	88,926	84,165

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

Common Stock Warrants

The following table summarizes the Company’s outstanding common stock warrants as of March 31, 2026 and December 31, 2025:

Warrants
Outstanding
(in thousands)	Exercise Price	Expiration Date
1,125	$0.94	July-2034
600	$0.94	Dec-2034
225	$0.94	August-2035
1,950

There have been no grants, exercises, or cancellations of warrants during the three months ended March 31, 2026 and 2025.

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

A net loss cannot be diluted so, when the Company is in a net loss position, basic and diluted loss per common share are the same. If, in the future, the Company achieves profitability, the denominator of a diluted earnings per common share calculation will include both the weighted average number of shares outstanding and the number of common stock equivalents, if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents potentially include warrants, stock options, non-vested restricted stock awards and non-vested performance restricted stock units (“PRSUs”) using the treasury stock method, along with the effect, if any, from the potential conversion of outstanding securities, such as convertible preferred stock.

The following potentially dilutive securities outstanding as of March 31, 2026 and 2025 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	March 31,
	2026	2025
Stock options	1,091	1,223
Non-vested PRSUs	995	1,980
Non-vested restricted stock units	5,516	3,389
Common stock warrants	1,950	1,725

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

17.     SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its consolidated statements of operations for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenues	$22	$27
Sales and marketing	326	84
General and administrative	1,264	1,157
Research and development	65	176
Total	$1,677	$1,444

2018 Equity Incentive Plan

In June 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which authorized the issuance of up to 1.4 million shares, subject to an annual 4% increase based on the number of shares of common stock outstanding, in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. The amount and terms of grants are determined by the Company’s board of directors (the “Board”). All stock options granted to date have had exercise prices equal to the fair value, as determined by the closing price as reported by the Nasdaq Global Market, of the underlying common stock on the date of grant. The contractual term of stock options is up to 10 years, and stock options are exercisable in cash or as otherwise determined by the Board. Generally, stock options vest 25% upon the first anniversary of the date of grant and the remainder ratably monthly thereafter for 36 months. Restricted stock units generally vest ratably in three equal installments on the first, second and third anniversaries of the grant date. PRSUs generally vest based on attainment of performance metrics, such as achievement of cash flow breakeven or retention of key employees as determined by the Board. The fair value of the PRSUs based upon the achievement of certain share prices are determined using a risk neutral Monte Carlo simulation valuation model. As of March 31, 2026, there were 5.8 million shares available for future issuance under the 2018 Plan.

2020 Inducement Incentive Plan

In December 2020, the Company adopted the 2020 Inducement Incentive Plan (the “2020 Inducement Plan”), which authorized the issuance of up to 0.4 million shares in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock awards to eligible employees who satisfy the standards for inducement grants under Nasdaq Global Market rules. In March 2022, the Board approved an additional 0.5 million shares for issuance under the 2020 Inducement Plan. In October 2025, the Board approved an additional 0.6 million shares for issuance under the 2018 Inducement Plan. An individual who previously served as an employee or director of the Company is not eligible to receive awards under the 2020 Inducement Plan other than following a bona fide period of non-employment. The amount and terms of grants are determined by the Board. As of March 31, 2026, there were 1.1 million shares available for future issuance under the 2020 Inducement Plan.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2026:

			Weighted	Aggregate
	Number of	Weighted	average	average
	Shares under	average	Remaining	Intrinsic
	Option	Exercise Price	Contractual	Value
	(in thousands)	per Option	Life (in years)	(in thousands)
Outstanding at December 31, 2025	1,099	$2.89
Granted	—	$—
Exercised	—	$—
Forfeited and Expired	(8)	$5.46
Outstanding at March 31, 2026	1,091	$2.87	3.9	$—
Exercisable at March 31, 2026	1,091	$2.87	3.9	$—
Vested and expected to vest at March 31, 2026	1,091	$2.87	3.9	$—

The Company recognized share-based compensation expense related to stock options of $0 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was no remaining unrecognized compensation cost related to non-vested stock options.

For the three months ended March 31, 2026, the Company did not grant stock options.

Restricted Stock Units and PRSUs

The following table summarizes the Company’s restricted stock unit and PRSU activity for March 31, 2026:

	Non-vested	Weighted	Non-vested	Weighted
	Restricted	average	PRSUs	average
	Stock Units	Grant-date		Grant-date
	(in thousands)	Fair Value	(in thousands)	Fair Value
Non-vested at December 31, 2025	4,229	$3.33	1,398	$3.81
Granted	2,392	$1.47	—	$—
Vested	(774)	$4.38	—	$—
Forfeited	(331)	$2.30	(403)	$2.82
Non-vested at March 31, 2026	5,516	$2.44	995	$4.24

The Company recognized $1.7 million and $1.4 million in share-based compensation expense related to the restricted stock units and PRSUs for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $11.8 million of unrecognized compensation cost related to non-vested restricted stock units and PRSUs, which the Company expects to recognize over a weighted average period of 2.1 years. The total fair value at the vesting date of restricted stock units and PRSUs vested during the three months ended March 31, 2026 was $1.1 million.

The Company has granted PRSUs to certain key employees of the Company, with vesting subject to the recipient’s continued service with the Company through the applicable vesting date and the achievement of certain performance conditions as outlined in the award document. For legacy Greenbrook employees who became Neuronetics employees in connection with the Arrangement, the awards are subject to the terms of the 2020 Inducement Plan. For legacy Neuronetics employees, the awards are subject to the 2018 Plan.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

The Company offers the Board and certain employees the opportunity to defer restricted stock units into an equity-based deferred equity compensation plan, the Restricted Stock Unit Deferral Election Plan (“RSUDEP”).

Benefits from these plans are payable in shares of Neuronetics stock and the awards under this plan are unfunded to the plans’ participants. Restricted stock units deferred under the RSUDEP are counted against the total shares available for future issuance under the 2018 Plan. As of March 31, 2026, there were 0.4 million shares deferred under the RSUDEP.

The Company did not grant PRSUs during the period ended March 31, 2026.

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

Other Matters

We are subject to various audits from government agencies including Medicaid and Medicare which involve the potential recoupment of reimbursements received from these agencies. These audits occur in the ordinary course of business. As of March 31, 2026 the Company had $0.6 million of expenses recorded within other payables on the consolidated balance sheets. As of December 31, 2025, the Company had $0.8 million of expenses recorded within accrued expenses on the consolidated balance sheets.

19.     SEGMENT INFORMATION

The Company reports the results of our operations as two segments in our consolidated financial statements: (i) medical device and (ii) clinic services.

The determination of our reporting segments was made based on our strategic priorities, which corresponds to the way the Company’s chief operating decision maker (“CODM”) reviews and evaluates operating performance to make decisions about resources to be allocated. For our operating segments, the CODM uses segment gross profit and segment loss before unallocated general and administrative as the primary measure of segment performance because it reflects results that are directly attributable to each reportable segment and is the measure most consistent with the Company’s consolidated results prepared in accordance with U.S. GAAP. The CODM does not regularly review any other measures of segment profit or loss for purposes of assessing segment performance or allocating resources.

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

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

Significant segment expenses regularly reviewed by CODM for both segments include directly attributable cost of revenues, selling, general and administrative and research and development expenses. Unallocated general and administrative costs include corporate support functions such as executive management, corporate accounting, information technology, legal, human resources and Board fees. Additionally, unallocated general and administrative costs may include expenses such as litigation and merger and acquisition related costs, which are not specific to a segment and thus not allocated to the reportable segments.

Segment information for prior periods has been recast to conform to the current year reportable segment structure. There were no intercompany transactions between the Company’s reportable segments during the periods presented. Reportable segment information is presented below (in thousands):

Quarter ended March 31, 2026	Med Device	Clinic Service	Total
Revenue	$12,925	$21,529	$34,454
Cost of revenues	2,858	15,442	18,300
Segment gross profit	$10,067	$6,087	$16,154

Significant Segment Expense
Selling, General and Administrative
Direct	$7,419	$7,883	$15,302

Research and development
Direct	1,305	60	1,365

Segment profit/(loss)	$1,343	$(1,856)	$(513)

Unallocated expenses
General and Administrative			$8,482
Other income, net			(1,020)
Loss on extinguishment of debt			539
Interest expense			2,266

Net loss			$(10,780)

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

Quarter ended March 31, 2025	Med Device	Clinic Service	Total
Revenue	$13,316	$18,659	$31,975
Cost of revenues	3,150	13,087	16,237
Segment gross profit	$10,166	$5,572	$15,738

Significant Segment Expense
Selling, General and Administrative
Direct	$8,737	$7,934	$16,671

Research and development
Direct	1,565	51	1,616

Segment profit/(loss)	$(136)	$(2,413)	$(2,549)

Unallocated expenses
General and Administrative			$8,465
Other income, net			(247)
Interest expense			1,922

Net loss			$(12,689)

20.     NONCONTROLLING INTEREST

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

21.     GOVERNMENT ASSISTANCE

Employee Retention Credit

The Coronavirus Aid, Relief and Economic Security Act provided an Employee Retention Credit (the “ERC”), a refundable tax credit related to certain payroll taxes. The Company applied the grant model and determined that the criteria for recognition of the ERC were met based on its eligibility assessment and filing of the ERC claim.

During the period ended March 31, 2025, Neuronetics received $2.6 million related to its ERC claim, consisting of $2.3 million of claims related to fiscal year 2021 and interest of $0.3 million.

During the three months ended March 31, 2026, Greenbrook received $2.2 million related to its ERC claim. On March 2, 2026, the Company entered into an agreement with Madryn Asset Management, LP and its affiliates (collectively, “Madryn”), pursuant to which it paid $1.1 million of the ERC proceeds to Madryn. The Company incurred $0.3 million of professional fees and recognized net other income of $0.8 million. This payment to Madryn related to the Term Loan and Exchange Agreement previously executed between Madryn and Greenbrook prior to the completion of the Arrangement. Madryn is the Company’s largest stockholder, and Avinash Amin, M.D., a representative of Madryn, serves on the Board.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “should,” “expect,” “plan,” “design,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “outlook” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 17, 2026. These risks and uncertainties include, without limitation, risks and uncertainties related to: the effect of the transaction with Greenbrook on our business relationships; operating results and business generally; our ability to execute our business strategy; our ability to achieve or sustain profitable operations due to our history of losses; our reliance on the sale and usage of the System to generate revenues; the scale and efficacy of our salesforce; our ability to retain talent; availability of coverage and reimbursement from third-party payors for treatments using our products; physician and patient demand for treatments using our products; developments in respect of competing technologies and therapies for the indications that our products treat; product defects; our ability to obtain and maintain intellectual property protection for our technology; developments in clinical trials or regulatory review of the System for additional indications; developments in regulation in the U.S. and other applicable jurisdictions; potential effects of evolving and/or extensive government regulation; the terms of our credit facility; and our self-sustainability;existing cash balances; our ability to achieve positive cash flows; and our ability to continue as a going concern. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. The Company cautions investors not to place undue reliance on these forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q as a result of any new information, future events or changed circumstances or otherwise.

Overview

We believe that mental health is as important as physical health. The Company’s first commercial product, the System, is a non-invasive and non-systemic office-based treatment that uses TMS to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The System is cleared by the FDA to treat adult patients with MDD who have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. It is also cleared by the FDA as an adjunct for adults with OCD and for adolescent patients aged 15-21 with MDD. It is also cleared by the FDA to decrease anxiety symptoms in adult patients with MDD that may exhibit comorbid anxiety symptoms (anxious depression). In addition to selling the System and associated treatment sessions to customers, the Company operates Greenbrook Treatment Centers across the U.S., offering TMS therapy using the Systems. The Company acquired Greenbrook, a provider of mental healthcare services, pursuant to the Arrangement. The System is safe, clinically effective, reproducible and precise, and the Company believes it is supported by the largest clinical data set of any competing TMS system. Treatment Centers also obtain SPRAVATO® to treat adults with treatment-resistant depression or depressive symptoms in adults suffering from MDD with acute suicidal ideation or behavior.

Effective as of December 9, 2024, Neuronetics and Greenbrook completed the Arrangement. Each Greenbrook Share outstanding immediately prior to the effective time of the Arrangement was exchanged for shares of Neuronetics common stock at a specified exchange ratio upon closing of the Arrangement. We continue to operate as Neuronetics, Inc., and the Company’s shares trade on the NASDAQ Global Market under the ticker “STIM.”

We designed the System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of existing treatment options. Additionally, through our acquisition of Greenbrook, we now derive revenue directly from our Treatment Centers, by providing TMS therapy and SPRAVATO® for MDD and other mental health disorders. We derive the majority of our revenues from clinic revenue and treatment sessions.

We currently operate in two segments: medical device and clinic services. We generate revenues from clinic operations, initial capital sales of our systems, sales of our recurring treatment sessions, service and repair, and extended warranty contracts.

For the three months ended March 31, 2026, revenues from sales of our treatment sessions, clinic revenue and the Systems represented 27%, 63% and 9% of our U.S. revenues, respectively.

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

We currently sell the System and recurring treatment sessions in the U.S. through our sales and customer support team. Our sales force targets an estimated 53,000 psychiatrists across 26,000 practices. We expect to continue to expand our direct sales and customer support team to further penetrate the market by demonstrating the benefits of the System to providers and their patients. Some of our customers have purchased or may purchase more than one of the Systems. Based on our commercial data, we believe many providers can recoup their initial capital investment in a System by providing a standard course of treatment to approximately 12 patients. We believe psychiatrists can generate approximately $9,000 of average revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We have a diverse customer base in the U.S. providers are reimbursed by federal healthcare programs and the vast majority of commercial payors in the U.S. for treatment sessions utilizing the System.

We market our products in a few select markets outside the U.S. through independent distributors. International revenues represented 1% and 2% of our total revenues for the three months ended March 31, 2026 and 2025, respectively. We expect our international revenues to decrease as a percentage of our total revenue.

Our research and development efforts are primarily focused on hardware and software product developments and enhancements of the System and clinical development relating to additional indications. We outsource the manufacture of components of the Systems that are produced to our specifications, and individual components are either shipped directly from our third-party contract manufacturers to our customers or consolidated into pallets at our Malvern, Pennsylvania facility prior to shipment. Final installation of these systems occurs at the customer site.

Total revenues increased by $2.5 million, or 8%, from $32.0 million for the three months ended March 31, 2025 to $34.5 million for the three months ended March 31, 2026. For the three months ended March 31, 2026, our U.S. revenues were $34.2 million compared to $31.5 million for the three months ended March 31, 2025, representing an increase of 9%. The increase was primarily attributable to an increase in clinic revenue. We incurred net losses of $10.8 million for the three months ended March 31, 2026 compared to net losses of $12.7 million for the three months ended March 31, 2025. As of March 31, 2026, we had an accumulated deficit of $469.6 million.

Global Economic Conditions

We are continuing to closely monitor macroeconomic impacts, including but not limited to developments affecting financial institutions, supply chains, unemployment rates, investment values, consumer confidence, inflationary and potential recessionary pressures, on our business, results of operations and financial results, which could adversely affect us.

Components of Our Results of Operations

Revenues

We have generated revenues primarily from the sale of the Systems and related sales and rentals of the System, clinic revenue and the recurring revenues from our sale of treatment sessions in the U.S.

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

System Revenues. System revenues consist primarily of sales or rentals of a capital component, including equipment upgrades to the initial sale of the System. The Systems can be purchased outright or on a sales type lease basis by certain customers.

Treatment Session Revenues. Treatment session revenues primarily include sales of treatment sessions and SenStar treatment links. The treatment sessions are access codes that are delivered electronically in the U.S. The SenStar treatment links are disposable units containing single-use access codes that are sold and used outside the U.S. Access codes are purchased separately by our customers, primarily on an as-needed basis, and are required by the System in order to deliver treatment sessions.

Other Revenues. Other revenues are derived primarily from service and repair, research collaboration agreements and extended warranty contracts with our existing customers.

Refer to the section titled “Critical Accounting Policies and Use of Estimates—Revenue Recognition” in our Annual Report on Form 10-K filed with the SEC on March 17, 2026. Also, refer to “Summary of Significant Accounting Policies” in Notes to Interim Consolidated Financial Statements located in Part I – FINANCIAL INFORMATION, Item 1. Financial Statements.

Cost of Revenues and Gross Margin

Cost of revenues primarily consists of the costs of components and products purchased from our third-party contract manufacturers of the Systems as well as the cost of treatment packs for individual treatment sessions. We use third-party contract manufacturing partners to produce the components for and assemble the Systems. Cost of revenues also includes costs related to personnel, royalties, warranty, shipping, amortization of capitalized software and our operations and field service departments. Our Treatment Center costs include direct center and patient care costs, regional employee compensation and depreciation. We expect our cost of revenues to increase mainly for Treatment Centers, as our product mix changes.

Our gross profit is calculated by subtracting our cost of revenues from our revenues. We calculate our gross margin as our gross profit divided by our revenues. Our gross margin has been and will continue to be affected by a variety of factors, primarily product sales mix, pricing and third-party contract manufacturing costs. Our gross margins on revenues from sales of the Systems and clinic revenue are lower than our gross margins on revenues from sales of treatment sessions and, as a result, the sales mix between the Systems, clinic revenues and treatment sessions can affect the gross margin in any reporting period.

Sales and Marketing Expenses

Sales and marketing expenses consist of market research and commercial activities related to the sale of the Systems and treatment sessions and personnel costs including salaries and related benefits, sales commissions and share-based compensation for employees focused on these efforts. Other significant sales and marketing costs include conferences and trade shows, promotional and marketing activities, including direct and online marketing, practice support programs, primarily digital media campaigns, travel and training expenses.

We anticipate that our sales and marketing expenses will decrease in 2026 relative to 2025 as a result of the cost efficiencies realized post-acquisition across the sales and marketing divisions.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, including salaries and related benefits, share-based compensation and travel expenses, for employees in executive, finance, information technology, legal and human resource functions. General and administrative expenses also include the cost of insurance, outside legal fees, accounting and other consulting services, audit fees from our independent registered public accounting firm, Board fees and other administrative costs, such as corporate facility costs, including rent, utilities, depreciation and maintenance not otherwise included in cost of revenues.

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

Other Income, Net

Other income, net, consists primarily of interest income earned on our money market account balances and notes receivable and ERC payments.

Loss on extinguishment of debt

Loss on debt extinguishment consists of prepayment penalties and impairment of deferred financing costs associated with the extinguishment of debt, as well as fees incurred with third parties in connection with debt extinguishment.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

	Three Months Ended
	March 31,		Increase / (Decrease)
	2026	2025	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$34,454	$31,975	$2,479	8%
Cost of revenues	18,300	16,237	2,063	13%
Gross Profit	16,154	15,738	416	3%
Gross Margin	46.9%	49.2%

Operating expenses:
Sales and marketing	10,737	11,999	(1,262)	(11)%
General and administrative	13,048	13,137	(89)	(1)%
Research and development	1,364	1,616	(252)	(16)%
Total operating expenses	25,149	26,752	(1,603)	(6)%
Loss from Operations	(8,995)	(11,014)	2,019	18%
Other (income) expense:
Interest expense	2,266	1,922	344	18%
Loss on extinguishment of debt	539	—	539	100%
Other income, net	(1,020)	(247)	(773)	313%
Net Loss	$(10,780)	$(12,689)	$1,909	15%

	Revenues by Geography
	Three Months Ended March 31,
	2026		2025
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
U.S.	$34,226	99%	$31,483	98%
International	228	1%	492	2%
Total revenues	$34,454	100%	$31,975	100%

	U.S. Revenues by Product Category
	Three Months Ended March 31,
	2026		2025
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar Advanced Therapy System	$3,203	9%	$2,846	9%
Treatment sessions	9,122	27%	9,612	31%
Clinic revenue	21,529	63%	18,659	59%
Other	372	1%	366	1%
Total U.S. revenues	$34,226	100%	$31,483	100%

Revenues

Total revenue for the three months ended March 31, 2026 was $34.5 million, an increase of $2.5 million, or 8%, compared to the three months ended March 31, 2025 revenue of $32.0 million.

The increase in revenue was primarily driven by higher U.S. clinic revenue, which increased $2.8 million, or 15%, to $21.5 million in the first quarter of 2026 from $18.7 million in the first quarter of 2025, reflecting continued contributions from clinics acquired in connection with the Greenbrook transaction. This growth was partially offset by a decline in U.S. treatment session revenue, which decreased $0.5 million to $9.1 million for the three months ended March 31, 2026 from $9.6 million for the three months ended March 31, 2025, primarily due to lower treatment volumes.

U.S. System revenue for the three months ended March 31, 2026 was $3.2 million, representing an increase of $0.4 million, or 13%, compared to $2.8 million in the first quarter of 2025. For the three months ended March 31, 2026, and 2025, the Company sold 35 and 31 systems, respectively.

Cost of Revenues and Gross Margin

Cost of revenues increased by $2.1 million, or 13%, from $16.2 million for the three months ended March 31, 2025 to $18.3 million for the three months ended March 31, 2026. Gross margin decreased from 49.2% for the three months ended March 31, 2025 to 46.9% for the three months ended March 31, 2026. The decrease in gross margin is mainly attributable to the revenue mix within the Clinic revenue segment.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $1.3 million, or 11%, from $12.0 million for the three months ended March 31, 2025 to $10.7 million for the three months ended March 31, 2026. The decrease was primarily driven by lower personnel costs, reduced marketing program spend, and a favorable bad debt adjustment related to the current expected credit loss reserve.

General and Administrative Expenses

General and administrative expenses decreased by $0.1 million, or 1%, from $13.1 million for the three months ended March 31, 2025 to $13.0 million for the three months ended March 31, 2026.

Research and Development Expenses

Research and development expenses decreased by $0.3 million, or 16%, from $1.6 million for the three months ended March 31, 2025 to $1.4 million for the three months ended March 31, 2026. The decrease in research and development was driven by personnel expense.

Interest Expense

Interest expense increased by $0.4 million, or 18%, from $1.9 million for the three months ended March 31, 2025 to $2.3 million for the three months ended March 31, 2026 due to a higher outstanding debt balance.

Loss on extinguishment of debt

Loss on extinguishment of debt amounting to $0.5 million was recorded during the three months ended March 31, 2026, related to the Perceptive Facility. This included $0.3 million of early prepayment fees and $0.2 million of deferred financing expense related to extinguishment of debt.

Other Income, Net

Other income, net, increased by $0.8 million from $0.2 million for the three months ended March 31, 2025 to $1.0 million for the three months ended March 31, 2026, primarily as a result of the ERC claim net proceeds, and updated estimates regarding the audits from government agencies including Medicaid and Medicare.

Liquidity and Capital Resources

Overview

As of March 31, 2026, we had cash and cash equivalents of $13.2 million and an accumulated deficit of $469.6 million, compared to cash and cash equivalents of $28.1 million and an accumulated deficit of $458.8 million as of December 31, 2025. We incurred negative cash flows from operating activities of $9.4 million and $17.0 million for the three months ended March 31, 2026 and 2025, respectively. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company continues to invest in sales and marketing and product development activities. The Company’s primary sources of capital to date have been from its initial public offering, borrowings under its credit facility, proceeds from its secondary public offering of common stock (including, without limitation, the ATM Program), and revenues from sales of its products. As of March 31, 2026, the Company had $65.0 million of borrowings outstanding under the Perceptive Facility, which has a final maturity on July 25, 2029. The Perceptive Facility is subject to certain financial covenants including a minimum net revenue covenant that escalates over the term of the Perceptive Facility and a minimum liquidity covenant.

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

The Company is subject to certain financial covenants under its credit facility, including a liquidity and trailing twelve-month minimum revenue covenants. On March 12, 2026, the Company amended the terms of its credit arrangement to modify the required quarterly revenue covenants through December 31, 2026 and the liquidity covenants through September 30, 2027. As of March 31, 2026 the Company was in compliance with the financial covenants in accordance with this agreement. The Company currently projects trailing twelve-month revenue for the period ended March 31, 2027 to be below the minimum required revenue for that period as stated in the credit facility agreement. Should the Company not be able to meet its March 31, 2027 minimum revenue covenant, the lender may at that time and at its discretion, call the credit facility. Should the lender call the facility, the Company is not projected to have the liquidity required to meet its requirement to pay off the loan. Therefore, substantial doubt exists about the Company’s ability to continue as a going concern.

The Company remains actively engaged in ongoing collaborative and constructive discussions with its lender. Additional actions within the Company's control to meet its minimum revenue covenant include improvements to its revenue cycle management to increase collections, introducing new treatment options at its clinic locations and pursuing new strategies within its medical device business to accelerate sales growth and optimize its product mix. The Company’s ability to meet its liquidity needs, including meeting future revenue and liquidity covenants, is dependent on growth in existing and acquired product and service lines and the realization of synergies related to its acquisition of Greenbrook. However, at this time, these actions do not fully mitigate the risk related to compliance with the revenue covenant for the March 31, 2027 period. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of March 31, 2026, there were no significant changes to our material cash requirements as set forth in our Annual Report on Form 10-K filed with the SEC on March 17, 2026.

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net Cash used in Operating activities	$(9,421)	$(16,993)
Net Cash used in Investing activities	(172)	(219)
Net Cash (used in) provided by Financing activities	(5,577)	18,977
Net increase (decrease) in Cash, Cash equivalents and Restricted cash	$(15,170)	$1,765

Net Cash used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $9.4 million, consisting primarily of a net loss of $10.8 million, and an increase in net operating assets of $1.8 million, partially offset by non-cash charges of $3.2 million, primarily consisting of depreciation and amortization, loss on disposal of property and equipment, share-based compensation and loss on extinguishment of debt. The increase in net operating assets was primarily due to decreases in accrued expenses, an increase in prepaid commission expense, partially offset by a decrease in accounts receivable.

Net cash used in operating activities for the three months ended March 31, 2025 was $17.0 million, consisting primarily of a net loss of $12.7 million, and an increase in net operating assets of $6.9 million, partially offset by non-cash charges of $2.5 million, primarily consisting of depreciation and amortization and share-based compensation. The increase in net operating assets was primarily due to increase in accounts receivable, and decreases in accounts payable, accrued expenses, prepaid expenses and other assets and prepaid commission expense.

Net Cash used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 was $0.2 million, which was primarily due to purchases of property and equipment and capitalized software costs, partially offset by proceeds from the sale of property and equipment.

Net cash used in investing activities for the three months ended March 31, 2025 was $0.2 million, which was primarily due to purchases of property and equipment and capitalized software costs.

Net Cash (used in) provided by Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026 was $5.6 million and consisted of $5.0 million of repayments of long-term debt, $0.3 million of payments related to debt issuance costs, $0.3 million of payments related to deferred and contingent consideration, and $0.1 million of distributions to non-controlling interests.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Refer to the information described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” section of the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2026. There have been no material changes to our market risk described therein.

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

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings.

We are subject from time to time to various claims and legal actions arising during the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 1A.     Risk Factors.

You should carefully consider the information described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2026.

Geopolitical instability and related disruptions to global markets could adversely affect global economic conditions and our business.

Ongoing geopolitical tensions in the Middle East, including the conflict involving Iran, have contributed to volatility in global markets, which may increase the overall costs. Inflationary pressures may also contribute to broader macroeconomic volatility, which, in turn, could adversely affect our business. Further, supply chain disruptions, transaction restrictions and increased costs for raw materials could adversely affect our business, which could have a material impact on our business and financial results.

Our financial condition raises substantial doubt as to our ability to continue as a going concern.

There is substantial doubt regarding our ability to continue as a going concern. This conclusion was based on the Company’s current projections for trailing twelve-month revenue for the period ended March 31, 2027, which are currently expected to be below the minimum required revenue for that period as stated in the Perceptive Facility.

Although we cannot predict with certainty all of our particular short-term cash uses or the timing or amount of cash requirements or the trailing twelve-month revenue for the period ended March 31, 2027, there is substantial doubt about our ability to continue as a going concern. Our recurring losses, negative cash flow and the uncertainties surrounding our ability to execute and to realize our planned revenue growth and expected benefits from our operational improvement initiatives, could impact our future profitability and liquidity, which could in the future raise substantial doubt about our ability to continue to execute our operating plan as currently intended and require us to seek additional financing. If adequate funds or additional financings are not available, if and when needed, or if the terms of potential funding sources are unfavorable, our business, financial condition, and results of operations could be materially and adversely affected. Additionally, our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Thus, our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

On October 8, 2025, a subsidiary of the Company received a Civil Investigative Demand (the “Demand”) under the FCA dated August 28, 2025, from the U.S. Attorney’s Office for the Middle District of Florida. The Demand seeks information from certain subsidiaries related to federal healthcare program billing practices. The Company is cooperating with the Assistant United States Attorney who issued the Demand and is engaged in ongoing constructive dialogue in order to satisfy the Demand. The United States Attorney for the Middle District of Florida is working jointly with the Florida, Nevada and New Jersey Attorneys General offices. The Demand is focused on periods in time prior to the Company’s acquisition of Greenbrook TMS Inc. Additionally, in October 2025, the Michigan Attorney General’s office opened a similar investigation. Similar to the Demand, the Company is cooperating with the Michigan investigation. The Company has received, and may continue to receive, similar inquiries from other districts of the U.S. attorney’s office and states’ attorney general offices.

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

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

Appointment of Principal Financial and Accounting Officer

Effective as of May 5, 2026, the Board appointed Francis X. Brown III as the Company’s Interim Principal Financial and Accounting Officer.

There is no arrangement or understanding between Mr. Brown and any other person pursuant to which he was selected as an officer of the Company, and there is no family relationship between Mr. Brown and any of the Company’s directors or other executive officers. There are no related party transactions between Mr. Brown and the Company that would require disclosure under Item 404(a) of Regulation S-K.

Mr. Brown, age 62, served as the Company’s Corporate Controller from December 2, 2019, until March 2, 2022, and as the Company’s Vice President, Corporate Controller from March 3, 2022, until February 28, 2026, then as a member of the accounting team from March 1, 2026 through March 20, 2026. He currently serves as a consultant to the Company. Mr. Brown held various other controller and financial operations positions prior to joining the Company. Mr. Brown received his B.A. in Finance from Pennsylvania State University and his MBA from Villanova University. Mr. Brown is a Certified Public Accountant.

The Company has entered into an amended and restated consulting agreement with Mr. Brown effective as of April 22, 2026 (the “Consulting Agreement”). Under the terms of the Consulting Agreement, Mr. Brown will receive $25,000 for his services as the Company’s Interim Principal Financial and Accounting Officer.

The foregoing summary of the Consulting Agreement is not complete and is qualified in its entirety by reference to the full text of the Consulting Agreement, a copy of which is filed as Exhibit 10.10 to this Current Report on Form 8-K and is incorporated herein by reference.

In connection with his services as the Company’s Interim Principal Financial and Accounting Officer, Mr. Brown also entered into the Company’s form executive indemnification agreement.

Item 6.     Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit Number	Description

10.1

Credit Agreement and Guaranty, dated July 25, 2024, by and among Neuronetics, Inc., as the borrower, certain Subsidiaries of Neuronetics, Inc. from time to time party thereto, as guarantors, the lenders from time to time party thereto, and PERCEPTIVE CREDIT HOLDINGS IV, LP, in its capacity as the administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 30, 2024)

10.2◊

Consent and Amendment No. 1 to Credit Agreement and Guaranty and Warrant Certificate dated December 9, 2024 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 10, 2024)

10.3◊

Amendment No. 2 to Credit Agreement and Guaranty by and between the Company, as the borrower, and Perceptive, in its capacities as administrative agent for the lenders and the majority lender dated March 26, 2025 (incorporated by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2025)

10.4	Amendment No. 3 to Credit Agreement and Guaranty, dated August 1, 2025 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 5, 2025)
10.5	Amendment No. 4 to Credit Agreement and Guaranty, dated January 15, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2026)
10.6◊	Amendment No. 5 and Waiver to Credit Agreement and Guaranty, dated March 12, 2026 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2026).
10.7

Underwriting Agreement, dated as of February 7, 2025, by and between Neuronetics, Inc. and Canaccord Genuity LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 10, 2025).

10.8

Amendment No. 2 to the Registration Rights Agreement by and between Neuronetics and Investor dated March 2, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2026).

10.9

Executive Consulting and Release Agreement by and between the Company and Keith J. Sullivan dated April 1, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2026).

10.10*	Amended and Restated Consulting Agreement, dated April 22, 2026, by and between the Company and Francis X. Brown III.
23.1	Consent of Ballard Spahr LLP (incorporated by reference to Exhibit 23.1 to the Registrant’s Current Report on Form 8-K filed on February 10, 2025)
31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained Exhibit 101).

*	Filed herewith.
◊	Certain portions of this exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC or its staff upon request.
**

This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEURONETICS, INC.
(Registrant)
Date: May 5, 2026	By:	/s/ Dan Reuvers
	Name:	Dan Reuvers
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
Date: May 5, 2026	By:	/s/ Francis X. Brown III
	Name:	Francis X. Brown III
	Title:	Interim Principal Financial and Accounting Officer
(Principal Financial and Accounting Officer)