Form 10-Q
period 2026-06-30
Neuronetics, Inc.
filed 2026-08-11
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number: 001-38546

NEURONETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1051425
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3222 Phoenixville Pike, Malvern, PA	19355
(Address of principal executive offices)	(Zip Code)
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

There were 76,197,222 shares of the registrant’s common stock outstanding as of August 5, 2026.

NEURONETICS, INC.

Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NEURONETICS, INC.

Consolidated Balance Sheets

(Unaudited; In thousands, except per share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$19,197	$28,134
Restricted cash and cash equivalents	5,750	6,000
Accounts receivable, net of allowance for credit losses of $553 and $1,043 as of June 30, 2026 and December 31, 2025, respectively	15,955	16,469
Inventory	5,502	4,327
Current portion of net investments in sales-type leases	233	225
Current portion of prepaid commission expense	2,773	3,050
Current portion of notes receivable	315	424
Prepaid expenses and other current assets	3,505	2,922
Total current assets	53,230	61,551
Property and equipment, net	3,464	4,466
Goodwill	23,622	23,622
Intangible assets, net	17,420	18,149
Operating lease right-of-use assets	23,913	23,560
Net investments in sales-type leases	65	98
Prepaid commission expense	6,980	7,972
Long-term notes receivable	43	151
Other assets	2,792	1,982
Total assets	$131,529	$141,551
Liabilities and Equity
Current liabilities:
Accounts payable	$12,419	$10,739
Accrued expenses	8,929	12,316
Current portion of deferred revenue	1,143	753
Deferred and contingent consideration	250	500
Other payables	425	652
Current portion of operating lease liabilities	5,143	5,561
Total current liabilities	28,309	30,521
Long-term debt, net	61,519	65,807
Other long term liabilities	142	—
Deferred revenue	58	48
Operating lease liabilities	19,861	18,935
Total liabilities	109,889	115,311
Commitments and contingencies (Note 18)
Equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding on June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value: 250,000 shares authorized; 76,193 and 68,994 shares issued and outstanding on June 30, 2026 and December 31, 2025, respectively	762	690
Additional paid-in capital	490,239	480,475
Accumulated deficit	(473,151)	(458,787)
Total Stockholders' equity	17,850	22,378
Non-controlling interest	3,790	3,862
Total equity	21,640	26,240
Total liabilities and equity	$131,529	$141,551

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NEURONETICS, INC.

Consolidated Statements of Operations

(Unaudited; In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
NeuroStar	$14,677	$15,084	$27,602	$28,400
Greenbrook	26,891	23,024	48,420	41,683
Total revenue	41,568	38,108	76,022	70,083
Cost of revenues
NeuroStar	3,312	4,311	6,170	7,461
Greenbrook	17,033	16,039	32,475	29,126
Total cost of revenues	20,345	20,350	38,645	36,587
Gross profit	21,223	17,758	37,377	33,496
Operating expenses:
Sales and marketing	9,984	11,868	20,721	23,867
General and administrative	11,404	12,150	24,452	25,287
Research and development	1,336	1,798	2,700	3,414
Total operating expenses	22,724	25,816	47,873	52,568
Loss from operations	(1,501)	(8,058)	(10,496)	(19,072)
Other (income) expense:
Interest expense	2,125	1,969	4,391	3,891
Loss on extinguishment of debt	—	—	539	—
Other income, net	(162)	(188)	(1,182)	(435)
Net loss	$(3,464)	$(9,839)	$(14,244)	$(22,528)
Less: Net gain (loss) attributable to non-controlling interest	(25)	281	(15)	267
Net loss attributable to Neuronetics stockholders	$(3,439)	$(10,120)	(14,229)	(22,795)
Net loss per share of common stock outstanding, basic and diluted attributable to Neuronetics stockholders	$(0.05)	$(0.15)	$(0.20)	$(0.36)
Weighted average common shares outstanding, basic and diluted	73,129	66,180	71,369	63,835

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NEURONETICS, INC.

Consolidated Statements of Changes in Equity

(Unaudited; In thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2024	55,679	$557	$446,938	$(419,789)	$4,093	$31,799
Share-based awards and option exercises	941	9	(1)	—	—	8
Issuance of common stock, net of issuance costs of $1,731	9,200	92	18,877	—	—	18,969
Share-based compensation expense	—	—	1,444	—	—	1,444
Net loss	—	—	—	(12,675)	(14)	(12,689)
Balance at March 31, 2025	65,820	$658	$467,258	$(432,464)	$4,079	$39,531
Share-based awards and options exercises	293	3	(2)	—	—	1
Share-based compensation expense	—	—	1,814	—	—	1,814
Net loss	—	—	—	(10,120)	281	(9,839)
Balance at June 30, 2025	66,113	$661	$469,070	$(442,584)	$4,360	$31,507

Balance at December 31, 2025	68,994	$690	$480,475	$(458,787)	$3,862	$26,240
Share-based awards and option exercises	589	6	(6)	—	—	—
Share-based compensation expense	—	—	1,677	—	—	1,677
Net income (loss)	—	—	—	(10,790)	10	(10,780)
Distribution to non-controlling interest	—	—	—	—	(77)	(77)
Balance at March 31, 2026	69,583	$696	$482,146	$(469,577)	$3,795	$17,060
Share-based awards and options exercises	557	6	(6)	—	—	—
Issuance of common stock under ATM offering, net of issuance costs of $483	6,053	60	7,411	—	—	7,471
Share-based compensation expense	—	—	688	—		688
Net loss	—	—	—	(3,439)	(25)	(3,464)
Acquisition of subsidiary non-controlling interest	—	—	—	(135)	135	—
Distribution to non-controlling interest					(115)	(115)
Balance at June 30, 2026	76,193	$762	$490,239	$(473,151)	$3,790	$21,640

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NEURONETICS, INC.

Consolidated Statements of Cash Flows

(Unaudited; In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(14,244)	$(22,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,474	1,812
Allowance for credit losses	(160)	83
Inventory impairment	—	177
Share-based compensation	2,365	3,258
Non-cash interest expense	478	388
Loss on extinguishment of debt	539	—
Loss on disposal of property and equipment	369	43
Changes in certain assets and liabilities:
Accounts receivable, net	893	(2,479)
Inventory	(1,289)	(791)
Net investments in sales-type leases	24	12
Prepaid commission expense	1,268	613
Prepaid expenses and other assets	(647)	3,356
Accounts payable	1,572	(1,803)
Accrued expenses	(3,386)	(2,236)
Other liabilities	(85)	(320)
Deferred revenue	400	(82)
Net cash used in operating activities	(10,429)	(20,497)

Cash flows from investing activities:
Purchases of property and equipment and capitalized software	(614)	(471)
Proceeds from the sale of property and equipment	25	—
Net cash used in investing activities	(589)	(471)

Cash flows from financing activities:
Payments of debt issuance costs	(55)	—
Repayment of deferred and contingent consideration	(250)	—
Repayment of long-term debt	(5,000)	—
Payment for debt extinguishment costs	(250)	—
Proceeds from the issuance of common stock	—	20,700
Payments of common stock offering issuance costs	—	(1,731)
Proceeds from issuance of common stock under ATM Program	7,954	—
Payments of common stock offering issuance costs under ATM Program	(376)	—
Distribution to non-controlling interest	(192)	—
Proceeds from exercises of stock options	—	9
Net cash provided by financing activities	1,831	18,978
Net decrease in Cash, Cash equivalents and Restricted cash	(9,187)	(1,990)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	34,134	19,459
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$24,947	$17,469

Reconciliation of cash and cash equivalents and restricted cash and cash equivalents to the consolidated balance sheet:
Cash and cash equivalents	19,197	10,969
Restricted cash and cash equivalents	5,750	6,500
Total cash and cash equivalents and restricted cash and cash equivalents	$24,947	$17,469

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,918	$3,488
Transfer of inventory to property and equipment	$114	$36
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$103	$6

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

1.     DESCRIPTION OF BUSINESS

Neuronetics, Inc. (the “Company,” “Neuronetics,” “we,” and similar words) believes that mental health is as important as physical health. The Company’s first commercial product, the NeuroStar Advanced Therapy System (the “System”), is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation (“TMS”) to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The System is cleared by the U.S. Food and Drug Administration (the “FDA”) to treat adult patients with major depressive disorder (“MDD”) who have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. It is also cleared by the FDA as an adjunct for adults with obsessive-compulsive disorder (“OCD”) and for adolescent patients aged 15-21 with MDD. It is also cleared by the FDA to decrease anxiety symptoms in adult patients with MDD that may exhibit comorbid anxiety symptoms (anxious depression). In addition to selling the System and associated treatment sessions to customers, the Company operates Greenbrook TMS Inc. (“Greenbrook”) treatment centers (“Treatment Centers”) across the U.S., offering TMS treatment using the Systems. The Company acquired Greenbrook, a provider of mental healthcare services, pursuant to an Arrangement Agreement effective as of December 9, 2024 (the “Arrangement”). The System is safe, clinically effective, reproducible and precise, and the Company believes it is supported by the largest clinical data set of any competing TMS system. Treatment Centers also acquire SPRAVATO® to treat adults with treatment-resistant depression or depressive symptoms in adults suffering from MDD with acute suicidal ideation or behavior.

The Company’s shares trade on the Nasdaq Global Market under the ticker “STIM.”

Liquidity and Going concern

As of June 30, 2026, the Company had cash and cash equivalents of $19.2 million and an accumulated deficit of $473.2 million. The Company incurred negative cash flows from operating activities of $10.4 million for the six months ended June 30, 2026 and $20.4 million for the year ended December 31, 2025. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company continues to invest in sales and marketing and product development activities. The Company’s primary sources of capital to date have been from its initial public offering, borrowings under its credit facility, proceeds from its secondary public offerings of common stock (including, without limitation, the ATM Program (as defined below)), and revenues from NeuroStar and Greenbrook. As of June 30, 2026, the Company had $65.0 million of borrowings outstanding under its credit facility, which matures in July 2029.

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

On July 3, 2025, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Canaccord Genuity LLC, pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time through an at-the-market equity offering program (the “ATM Program”). Sales under the Distribution Agreement are made pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-288526), and a related prospectus and prospectus supplement.

During the three and six months ended June 30, 2026, the Company sold an aggregate of 6,052,953 shares of its common stock under the ATM Program at an average price of $1.31 per share, generating gross proceeds of $8.0 million. The Company paid aggregate sales commissions of $0.2 million and incurred

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

additional offering-related expenses of $0.2 million. As a result, net proceeds from the offering are $7.6 million. The Company also amortized $0.1 million of shelf related expenses for the ATM Program.

As of June 30, 2026, the Company had approximately $33.7 million remaining available for future issuance under the ATM Program.

The Company is subject to certain financial covenants under its credit facility, including a liquidity and quarterly trailing twelve-month minimum revenue covenants. On March 12, 2026, the Company amended the terms of its credit agreement to modify the required quarterly revenue covenants through December 31, 2026 and the liquidity covenants through September 30, 2027. As of June 30, 2026 the Company was in compliance with the financial covenants in this agreement.

The Company currently projects trailing twelve-month revenue for the period ended March 31, 2027 to be below the minimum required revenue for that period as stated in the credit agreement. Should the Company not be able to meet its March 31, 2027 minimum revenue covenant, the lender may at that time and at its discretion, call the credit facility. Should the lender call the facility, the Company is not projected to have the liquidity required to meet its requirement to pay off the loan. Therefore, substantial doubt exists about the Company’s ability to continue as a going concern.

Actions within the Company's control to meet its minimum revenue covenant include improvements to its revenue cycle management, introducing new treatment options at its clinic locations and pursuing new strategies within its NeuroStar business to accelerate sales growth and optimize its product mix. The Company’s ability to meet its liquidity needs, including meeting future revenue and liquidity covenants, is dependent on growth in existing and acquired product and service lines and the realization of synergies related to its acquisition of Greenbrook. However, at this time, these actions do not fully mitigate the risk related to compliance with the revenue covenant for the March 31, 2027 period. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

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

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared from the books and records of the Company in accordance with U.S. GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”), which permit reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying consolidated balance sheets and consolidated statements of operations and stockholders’ equity and consolidated cash flows have been made. Although these interim consolidated financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim consolidated statements of operations for the three and six months ended June 30, 2026 and interim consolidated statements of cash flows for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year. Unaudited interim consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2026, wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

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

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

5.     INTANGIBLE ASSETS

Intangible assets consist of the following as of June 30, 2026 and December 31, 2025 (in thousands):

		As of June 30, 2026
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Management services agreements	17-21 years	$17,100	$(1,463)	$15,637	17.5 years
Trade name	5 years	2,590	(807)	1,783	3.5 years
		$19,690	$(2,270)	$17,420

		As of December 31, 2025
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Management services agreements	17-21 years	$17,100	$(993)	$16,107	18 years
Trade name	5 years	2,590	(548)	2,042	4 years
		$19,690	$(1,541)	$18,149

Amortization expense for intangible assets was $0.4 million for the three months ended June 30, 2026 and 2025, respectively.

Amortization expense for intangible assets was $0.7 million for the six months ended June 30, 2026 and 2025, respectively.

Amortization expense over the remaining life of the intangible assets will be recognized as follows (in thousands):

Year	Amortization expense
Remainder of 2026	$728
2027	1,457
2028	1,457
2029	1,428
2030	939
Thereafter	11,411
$17,420

6.     FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaids and other current assets, and accounts payable on the Company’s balance sheets approximated their fair values as of June 30, 2026 and December 31, 2025 due to their short-term nature. The carrying values of the Perceptive Facility (as defined below) approximated its fair value as of June 30, 2026 and December 31, 2025 due to its variable interest rate. The carrying value of the Company’s notes receivable approximated its fair value as of June 30, 2026 and December 31, 2025 due to its variable interest rate.

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

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as of June 30, 2026 and December 31, 2025 (in thousands):

June 30, 2026
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

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

7.     ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net, as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Gross accounts receivable - trade	$16,508	$17,512
Less: Allowances for credit losses	(553)	(1,043)
Accounts receivable, net	$15,955	$16,469

The following table presents a roll forward of the allowance for credit losses related to accounts receivable and notes receivable (in thousands):

	Balance at	Bad Debt	Write-offs of	Balance at
	Beginning of	(Expense)/	Uncollectible	End of
	Period	Reversal	Balances	Period
Six months ended June 30, 2025	$(1,930)	(83)	1,093	$(920)
Six months ended June 30, 2026	$(1,043)	160	330	$(553)

8.     INVENTORY

Inventory is stated at the lower of cost and net realizable value, with cost being determined on a first in, first out basis. The Company’s inventory is primarily comprised of finished goods and work-in-process.

9.     PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

The following table presents the composition of property and equipment, net, as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Laboratory equipment	$680	$676
Office equipment	495	495
Auto	—	23
Computer equipment and software	896	873
Manufacturing equipment	618	618
Clinical equipment	278	278
Leasehold improvements	1,490	1,608
TMS devices	2,796	3,790
Rental equipment	213	157
Property and equipment, gross	7,466	8,518
Less: Accumulated depreciation	(4,002)	(4,052)
Property and equipment, net	$3,464	$4,466

As of June 30, 2026 and December 31, 2025, the Company had capitalized software costs, net, of $1.5 million and $0.8 million, respectively, which are included in “Prepaid expenses and other current assets” and “Other assets” on the consolidated balance sheets.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

The Company disposed of $1.2 million of rental equipment, TMS devices, leasehold improvements and auto with a net book value of $0.4 million during the six months ended June 30, 2026. For the six months ended June 30, 2025, the Company had not disposed of any property and equipment.

Depreciation and amortization expense related to property and equipment and capitalized software costs was $0.4 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively and $0.8 million and $1.1 million for the six months ended June 30, 2026 and 2025, respectively.

10.     LEASES

Lessee:

The Company has operating leases for its corporate headquarters, Treatment Centers, a training facility, and office equipment. The corporate headquarters is located in Malvern, Pennsylvania, where the Company leases an approximately 32,000 square foot facility comprising office and warehouse space.

In 2025, the Company executed a lease modification for its Malvern, Pennsylvania facility, extending the lease term through June 2033.

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

Operating lease rent expense was $2.4 million and $2.1 million for the three months ended June 30, 2026 and 2025, respectively and $4.9 million and $4.4 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the weighted average remaining lease term of operating leases was 6.0 years, and the weighted average discount rate was 12.0%.

The following table presents the supplemental cash flow information as a lessee related to leases (in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,551	$3,983

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

The following table sets forth by year the required future payments of operating lease liabilities as of June 30, 2026 (in thousands):

Amount
Remainder of 2026	$4,813
2027	7,022
2028	5,617
2029	5,056
2030	4,121
Thereafter	10,973
Total lease payments	37,602
Less imputed interest	(12,598)
Present value of operating lease liabilities	$25,004

Lessor sales-type leases:

Certain customers have purchased the Systems on a rent-to-own basis. The lease term is two to four years with a customer option to purchase the System at the end of the lease or automatic transfer of ownership of the System at the end of the lease.

The following table sets forth a maturity analysis of the undiscounted lease receivables related to sales-type leases (in thousands):

June 30, 2026
Remainder of 2026	$148
2027	150
Total sales-type lease receivables	$298

As of June 30, 2026 and December 31, 2025 the carrying amount of the lease receivables was $0.3 million, for both periods. The Company does not have any unguaranteed residual assets.

Lessor operating leases:

The Systems leased to customers subsequent to January 1, 2019 for which collection is not probable are accounted for as operating leases. For the three months ended June 30, 2026 and 2025, the Company recognized operating lease income of $0.06 million and $0.05 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized operating lease income of $0.1 million, for both periods.

The Company maintained rental equipment, net, of $0.1 million for both June 30, 2026 and December 31, 2025, which are included in property and equipment, net on the consolidated balance sheets. Rental equipment depreciation expense was $0.01 million and $0.14 million for the three months ended June 30, 2026 and 2025, respectively and $0.03 million and $0.16 million for the six months ended June 30, 2026 and 2025, respectively.

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

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

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

On the Company’s consolidated balance sheets, the current portion of capitalized contract costs is presented in current portion of prepaid commission expense, while the long-term portion is included in prepaid commission expense. Amortization expense was $0.8 million for both of the three months ended June 30, 2026 and 2025 and $1.6 million for both of the six months ended June 30, 2026 and 2025.

12.     ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Compensation and related benefits	$5,158	$8,610
Consulting and professional fees	1,001	1,122
Research and development expenses	356	156
Sales and marketing expenses	972	724
Warranty	197	179
Sales and other taxes payable	595	611
Other	650	914
Accrued expenses	$8,929	$12,316

13.     REVENUE AND DEFERRED REVENUE

Contract terms typically require payment upon shipment or installation of the System and additional payments as access codes for treatment sessions are delivered, which can span several years after the System is first delivered and installed. The timing of revenue recognition compared to billings and cash collections typically results in accounts receivable. However, sometimes customer advances and deposits may be required for certain customers and are recorded as contract liabilities (deferred revenue). For multi-year agreements, the Company generally invoices customers annually at the beginning of each annual coverage period and recognizes revenue over the term of the coverage period. Deferred revenue also includes amounts received in advance of the Company completing performance obligations in relation to the research collaboration agreement with Compass Pathways on COMP360 psilocybin for treatment resistant depression.

As of June 30, 2026, the Company expects to recognize approximately the following percentages of deferred revenue by year:

Revenue
Year:	Recognition
Remainder of 2026	78%
2027	15%
2028	—%
2029	7%
Total	100%

Revenue recognized during both the three months ended June 30, 2026 and 2025 that was included in the contract liability balance at the beginning of the year was $0.3 million. Revenue recognized for the six months ended June 30, 2026 and 2025 that was included in the contract liability balance at the beginning of the year

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

was $0.7 million and $0.9 million, respectively, and, in each case, primarily represented revenue earned from separately priced extended warranties, customer deposits, milestone revenue, and clinical training.

Geographical information

Revenues generated to customers outside of the United States were $1.0 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively, and $1.2 million and $0.9 million for the six months ended June 30, 2026 and 2025, respectively.

14.     DEBT

The following table presents the composition of debt as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Outstanding principal	$65,000	$70,000
Less debt discounts	(3,481)	(4,193)
Total debt, net	61,519	65,807
Less current portion	—	—
Long-term debt, net	$61,519	$65,807

For the three months ended June 30, 2026, the Company recognized interest expense of $2.1 million, of which $1.9 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees. For the three months ended June 30, 2025, the Company recognized interest expense of $2.0 million, of which $1.8 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

For the six months ended June 30, 2026, the Company recognized interest expense of $4.4 million, of which $3.9 million was cash and $0.5 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees. For the six months ended June 30, 2025, the Company recognized interest expense of $3.9 million, of which $3.5 million was cash and $0.4 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

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

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

The Perceptive Facility permits the Company to borrow up to an aggregate amount of $90.0 million in three tranches of term loans, a “Tranche 1 Loan”, a “Tranche 2 Loan” and a “Tranche 3 Loan.” On July 25, 2024, the Company borrowed an aggregate amount of $50.0 million, which was the aggregate amount available under the Tranche 1 Loan. Under the Tranche 2 Loan, the Company was permitted to borrow, at its election, up to an aggregate amount of $15.0 million (i) upon the Company achieving a specified amount of trailing twelve months net revenue, and (ii) assuming there had been no event of default under the Perceptive Facility prior to such election. The Tranche 2 Loan was available until January 31, 2026. Under the Tranche 3 Loan, the Company was permitted to borrow, at the consent of the Majority Lenders (as defined in the Perceptive Facility), up to an aggregate amount of $25.0 million. The Tranche 3 Loan was available until June 30, 2026. There are no scheduled repayments of the principal on the Tranche 1 Loan, the Tranche 2 Loan or the Tranche 3 Loan prior to the maturity date. All amounts borrowed under the Perceptive Facility are due on July 25, 2029.

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

On March 12, 2026, the Company entered into Amendment No. 5 to the Credit Agreement and Guaranty (the “Perceptive Fifth Amendment”). Under the Perceptive Fifth Amendment, Neuronetics made a one-time principal payment of $5.0 million, and Neuronetics and Perceptive agreed to adjustments to the existing debt covenants. In connection with the amendment, the Company incurred a prepayment penalty of $0.3 million, which, together with the proportional write-off of unamortized debt issuance costs and discounts, resulted in a total loss on partial debt extinguishment of approximately $0.5 million for accounting purposes.

As of June 30, 2026, the Company had $65.0 million of borrowings outstanding under the Perceptive Facility, which has a final maturity in July 2029. The interest rate on borrowings under the credit facility is variable and resets monthly.

The Company was in compliance with the covenants under the Perceptive Facility as of June 30, 2026.

15.     COMMON STOCK

Common Stock Offering

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

During the three and six months ended June 30, 2026, the Company sold an aggregate of 6,052,953 shares of its common stock under the ATM Program at an average price of $1.31 per share, generating gross proceeds of approximately $8.0 million. The Company paid aggregate sales commissions of $0.2 million and incurred additional offering-related expenses of $0.2 million. As a result, net proceeds from the offering are $7.6 million. The Company also amortized $0.1 million of shelf related expenses for the ATM Program.There were no sales under the ATM Program for the three and six months ended June 30, 2025.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

As of June 30, 2026, the Company had approximately $33.7 million remaining available for future issuance under the ATM Program.

Common Stock

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Shares of common stock issued	76,193	68,994
Shares of common stock reserved for issuance for:
Common stock warrants outstanding	1,950	1,950
Stock options outstanding	1,089	1,099
Restricted stock units outstanding	5,483	5,627
Shares available for grant under stock incentive plans	7,412	4,314
Shares available for sale under employee stock purchase plan	2,871	2,181
Total shares of common stock issued and reserved for issuance	94,998	84,165

Common Stock Warrants

The following table summarizes the Company’s outstanding common stock warrants as of June 30, 2026 and December 31, 2025:

Warrants
Outstanding
(in thousands)	Exercise Price	Expiration Date
1,125	$0.94	July-2034
600	$0.94	Dec-2034
225	$0.94	August-2035
1,950

There have been no grants, exercises, or cancellations of warrants during the three and six months ended June 30, 2026 and 2025.

16.     LOSS PER SHARE

The Company’s basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. The Company’s restricted stock awards (non-vested shares) are issued and outstanding at the time of grant, but are excluded from the Company’s computation of weighted average shares outstanding in the determination of basic loss per share until vesting occurs.

A net loss cannot be diluted; so, when the Company is in a net loss position, basic and diluted loss per common share are the same. If, in the future, the Company achieves profitability, the denominator of a diluted earnings per common share calculation will include both the weighted average number of shares outstanding and the number of common stock equivalents, if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents potentially include warrants, stock options, non-vested restricted stock awards and non-vested performance restricted stock units (“PRSUs”) using the treasury stock method, along with the effect, if any, from the potential conversion of outstanding securities, such as convertible preferred stock.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

The following potentially dilutive securities outstanding as of June 30, 2026 and 2025 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	June 30,
	2026	2025
Stock options	1,089	1,223
Non-vested PRSUs	727	1,622
Non-vested restricted stock units	4,756	3,645
Common stock warrants	1,950	1,725

17.     SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues	$22	$47	$43	74
Sales and marketing	199	377	525	461
General and administrative	403	1,214	1,667	2,371
Research and development	64	176	130	352
Total	$688	$1,814	$2,365	$3,258

2026 Equity Incentive Plan

On May 28, 2026 (the “Stockholder Approval Date”), the Company’s stockholders approved the 2026 Equity Incentive Plan (the “2026 Plan”), which was previously approved by the Company’s Board of Directors (the “Board”) on March 18, 2026, and which provides for the issuance of the number of shares of common stock that were available for issuance under the 2018 Plan as of the Stockholder Approval Date. The number of shares available for issuance under the 2026 Plan may be increased annually at the discretion of the Board from January 1, 2027 through January 1, 2036, by an amount equal to 4% of the Company’s outstanding shares of common stock on the applicable date. The 2026 Plan permits the grant of stock options, stock appreciation rights, restricted stock units, PRSUs, and other stock-based awards to the Company’s directors, employees, consultants, and other eligible service providers. The terms and conditions of awards granted under the 2026 Plan are determined by the Board. As of June 30, 2026, 6.0 million shares remained available for future issuance under the 2026 Plan.

2018 Equity Incentive Plan

In June 2018, the Board adopted, and the Company’s stockholders approved, the 2018 Equity Incentive Plan (the “2018 Plan”), which authorized the issuance of up to 1.4 million shares, subject to an annual 4% increase based on the number of shares of common stock outstanding, in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. The amount and terms of grants were determined by the Board. All stock options granted to date have had exercise prices equal to the fair value, as determined by the closing price as reported by the Nasdaq Global Market, of the underlying common stock on the date of grant. As of June 30, 2026, there were no shares available for future issuance under the 2018 Plan because the share reserve under the 2018 Plan was decreased to the number of shares of common stock reserved for all outstanding awards under the 2018 Plan.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

2020 Inducement Incentive Plan

In December 2020, the Board adopted the 2020 Inducement Incentive Plan (the “2020 Inducement Plan”), which authorized the issuance of up to 0.4 million shares in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock awards to eligible employees who satisfy the standards for inducement grants under Nasdaq Global Market rules. In March 2022, the Board approved an additional 0.5 million shares for issuance under the 2020 Inducement Plan. In October 2025, the Board approved an additional 0.6 million shares for issuance under the plan. An individual who previously served as an employee or director of the Company is not eligible to receive awards under the 2020 Inducement Plan other than following a bona fide period of non-employment. The amount and terms of grants are determined by the Board. As of June 30, 2026, there were 1.4 million shares available for future issuance under the 2020 Inducement Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2026:

			Weighted	Aggregate
	Number of	Weighted	average	average
	Shares under	average	Remaining	Intrinsic
	Option	Exercise Price	Contractual	Value
	(in thousands)	per Option	Life (in years)	(in thousands)
Outstanding at December 31, 2025	1,099	$2.89
Granted	—	$—
Exercised	—	$—
Forfeited and Expired	(10)	$5.94
Outstanding at June 30, 2026	1,089	$2.86	0.4	$—
Exercisable at June 30, 2026	1,089	$2.86	0.4	$—
Vested and expected to vest at June 30, 2026	1,089	$2.86	0.4	$—

The Company did not recognize any share-based compensation expense related to stock options for the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, there was no remaining unrecognized compensation cost related to non-vested stock options.

Restricted Stock Units and PRSUs

The following table summarizes the Company’s restricted stock unit and PRSU activity for June 30, 2026:

	Non-vested	Weighted	Non-vested	Weighted
	Restricted	average	PRSUs	average
	Stock Units	Grant-date		Grant-date
	(in thousands)	Fair Value	(in thousands)	Fair Value
Non-vested at December 31, 2025	4,229	$3.33	1,398	$3.81
Granted	3,376	$1.53	—	$—
Vested	(1,312)	$4.16	—	$—
Forfeited	(1,537)	$2.54	(671)	$2.95
Non-vested at June 30, 2026	4,756	$2.08	727	$4.64

The Company recognized $0.7 million and $1.8 million in share-based compensation expense related to the restricted stock units and PRSUs for the three months ended June 30, 2026 and 2025, respectively and $2.4 million and $3.3 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was $8.0 million of unrecognized compensation cost related to non-vested restricted stock units and PRSUs, which the Company expects to recognize over a weighted average period of 2.3 years. The total fair

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

value at the vesting date of restricted stock units and PRSUs vested during the six months ended June 30, 2026 was $2.0 million.

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

The Company offers the Board the opportunity to defer restricted stock units into an equity-based deferred equity compensation plan known as the restricted stock unit deferral election plan (the “RSUDEP”). The Company offered certain employees the opportunity to defer into the RSUDEP restricted stock units with grant dates in 2024 and 2025, and discontinued employee eligibility beginning with restricted stock units with grant dates in 2026.

Benefits from these plans are payable in shares of Neuronetics stock and the awards under these plans are unfunded to the plans’ participants. Restricted stock units deferred under the RSUDEP are counted against the total shares available for future issuance under the 2018 Plan. As of June 30, 2026, there were 0.3 million shares deferred under the RSUDEP.

The Company did not grant PRSUs during the three and six months ended June 30, 2026.

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

Other Matters

We are subject to various audits from government agencies including Medicaid and Medicare which involve the potential recoupment of reimbursements received from these agencies. These audits occur in the ordinary course of business. As of June 30, 2026 the Company had $0 of expenses recorded within other payables on the consolidated balance sheets. As of December 31, 2025, the Company had $0.8 million of expenses recorded within accrued expenses on the consolidated balance sheets.

19.     SEGMENT INFORMATION

The Company reports the results of its operations as two segments in its consolidated financial statements: (i) NeuroStar, formerly known as medical device and (ii) Greenbrook, formerly known as clinic services.

The determination of its reporting segments was made based on its strategic priorities, which corresponds to the way the Company’s chief operating decision maker (“CODM”) reviews and evaluates operating performance to make decisions about resources to be allocated. For our operating segments, the CODM

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

uses segment gross profit and segment loss before unallocated general and administrative as the primary measure of segment performance because it reflects results that are directly attributable to each reportable segment and is the measure most consistent with the Company’s consolidated results prepared in accordance with U.S. GAAP. The CODM does not regularly review any other measures of segment profit or loss for purposes of assessing segment performance or allocating resources.

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

Significant segment expenses regularly reviewed by the CODM for both segments include directly attributable cost of revenues, selling, general and administrative and research and development expenses. Unallocated general and administrative costs include corporate support functions such as executive management, corporate accounting, information technology, legal, human resources and Board fees. Additionally, unallocated general and administrative costs may include expenses such as litigation and merger and acquisition related costs, which are not specific to a segment and thus not allocated to the reportable segments.

Segment information for prior periods has been recast to conform to the current year reportable segment structure. There were no intercompany transactions between the Company’s reportable segments during the periods presented. Reportable segment information is presented below (in thousands):

Three months ended June 30, 2026	NeuroStar	Greenbrook	Total
Revenue	$14,677	$26,891	$41,568
Cost of revenues	3,312	17,033	20,345
Segment gross profit	$11,365	$9,858	$21,223

Significant Segment Expense
Selling, General and Administrative
Direct	$6,987	$7,579	$14,566

Research and development
Direct	1,248	88	1,336

Segment profit/(loss)	$3,130	$2,191	$5,321

Unallocated expenses
General and Administrative			$6,822
Other income, net			(162)
Interest expense			2,125

Net loss			$(3,464)

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

Three months ended June 30, 2025	NeuroStar	Greenbrook	Total
Revenue	$15,084	$23,024	$38,108
Cost of revenues	4,311	16,039	20,350
Segment gross profit	$10,773	$6,985	$17,758

Significant Segment Expense
Selling, General and Administrative
Direct	$8,888	$7,331	$16,219

Research and development
Direct	1,739	59	1,798

Segment profit/(loss)	$146	$(405)	$(259)

Unallocated expenses
General and Administrative			$7,799
Other income, net			(188)
Interest expense			1,969

Net loss			$(9,839)

Six months ended June 30, 2026	NeuroStar	Greenbrook	Total
Revenue	$27,602	$48,420	$76,022
Cost of revenues	6,170	32,475	38,645
Segment gross profit	$21,432	$15,945	$37,377

Significant Segment Expense
Selling, General and Administrative
Direct	$14,406	$15,462	$29,868

Research and development
Direct	2,553	148	2,701

Segment profit/(loss)	$4,473	$335	$4,808

Unallocated expenses
General and Administrative			$15,304
Other income, net			(1,182)
Loss on extinguishment of debt			539
Interest expense			4,391

Net loss			$(14,244)

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

Six months ended June 30, 2025	NeuroStar	Greenbrook	Total
Revenue	$28,400	$41,683	$70,083
Cost of revenues	7,461	29,126	36,587
Segment gross profit	$20,939	$12,557	$33,496

Significant Segment Expense
Selling, General and Administrative
Direct	$17,625	$15,265	$32,890

Research and development
Direct	3,304	110	3,414

Segment profit/(loss)	$10	$(2,818)	$(2,808)

Unallocated expenses
General and Administrative			$16,264
Other income, net			(435)
Interest expense			3,891

Net loss			$(22,528)

20.     NONCONTROLLING INTEREST

The Company has operating agreements with several non-wholly owned entities. The non-controlling interest percentages range from 7% to 49%. The Company has control over these entities under U.S. GAAP as the Company has power over all significant decisions made by these entities. Thus, 100% of the financial results of these subsidiaries are included in the Company’s consolidated financial results.

21.     GOVERNMENT ASSISTANCE

Employee Retention Credit

The Coronavirus Aid, Relief and Economic Security Act provided an employee retention credit (the “ERC”), a refundable tax credit related to certain payroll taxes. The Company applied the grant model and determined that the criteria for recognition of the ERC were met based on its eligibility assessment and filing of the ERC claim.

During the six months ended June 30, 2025, Neuronetics received $2.6 million related to its ERC claim, consisting of $2.3 million of claims related to fiscal year 2021 and interest of $0.3 million.

During the six months ended June 30, 2026, Greenbrook received $2.2 million related to its ERC claim. On March 2, 2026, the Company entered into an agreement with Madryn Asset Management, LP and its affiliates (collectively, “Madryn”), pursuant to which it paid $1.1 million of the ERC proceeds to Madryn. The Company incurred $0.3 million of professional fees and recognized net other income of $0.8 million. This payment to Madryn related to the Term Loan and Exchange Agreement previously executed between Madryn and Greenbrook prior to the completion of the Arrangement. Madryn is the Company’s largest stockholder, and Avinash Amin, M.D., a representative of Madryn, serves on the Board.

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

Overview

We believe that mental health is as important as physical health. The Company’s first commercial product, the System, is a non-invasive and non-systemic office-based treatment that uses TMS to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The System is cleared by the FDA to treat adult patients with MDD who have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. It is also cleared by the FDA as an adjunct for adults with OCD and for adolescent patients aged 15-21 with MDD. It is also cleared by the FDA to decrease anxiety symptoms in adult patients with MDD that may exhibit comorbid anxiety symptoms (anxious depression). In addition to selling the System and associated treatment sessions to customers, the Company operates Greenbrook Treatment Centers across the U.S., offering TMS therapy using the Systems. The Company acquired Greenbrook, a provider of mental healthcare services, pursuant to the Arrangement. The System is safe, clinically effective, reproducible and precise, and the Company believes it is supported by the largest clinical data set of any competing TMS system. Treatment Centers also acquire SPRAVATO® to treat adults with treatment-resistant depression or depressive symptoms in adults suffering from MDD with acute suicidal ideation or behavior.

Effective as of December 9, 2024, Neuronetics and Greenbrook completed the Arrangement. Each share of Greenbrook common stock outstanding immediately prior to the effective time of the Arrangement was exchanged for shares of Neuronetics common stock at a specified exchange ratio upon closing of the Arrangement. We continue to operate as Neuronetics, Inc., and the Company’s shares trade on the NASDAQ Global Market under the ticker “STIM.”

We designed the System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of existing treatment options. Additionally, through our acquisition of Greenbrook, we now derive revenue directly from our Treatment Centers, by providing TMS therapy and SPRAVATO® for MDD and other mental health disorders. We derive the majority of our revenues from Greenbrook revenue,treatment session sales, and sales of the System.

We currently operate in two segments: NeuroStar, formerly known as medical device and Greenbrook, formerly known as clinic services. We generate revenues from clinic operations, initial capital sales of our systems, sales of our recurring treatment sessions, service and repair, clinic collaboration services and extended warranty contracts.

For the three months ended June 30, 2026, our Greenbrook revenue and our NeuroStar revenue represented 65% and 35% of our revenues, respectively. For the six months ended June 30, 2026, Greenbrook revenue and our NeuroStar revenue represented 64%and 36% of our revenues, respectively.

Greenbrook revenue consists of revenue attributable to the performance of treatments to patients in the U.S. In circumstances where the net patient fees have not yet been received, the amount of revenue recognized is estimated based on an expected value approach. Due to the nature of the industry and complexity of our Greenbrook revenue arrangements, where price lists are subject to the discretion of payors, variable consideration exists that may result in price concessions and constraints to the transaction price for the services rendered.

Greenbrook revenue reimbursements are derived from third-party payors including federal and state agencies (under the federal healthcare programs), managed care health plans and commercial insurance companies.

We currently sell the System and recurring treatment sessions in the U.S. through our sales and customer support team. Our sales force targets an estimated 53,000 psychiatrists across 26,000 practices. We expect to continue to expand our direct sales and customer support team to further penetrate the market by demonstrating the benefits of the System to providers and their patients. Some of our customers have purchased or may purchase more than one of the Systems. Based on our commercial data, we believe many providers can recoup their initial capital investment in a System by providing a standard course of treatment to approximately 12 patients. We believe psychiatrists can generate approximately $9,000 of average revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We serve a diverse customer base. In the U.S., providers are reimbursed by federal healthcare programs, as well as the vast majority of commercial payors, for treatment sessions utilizing our System.

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

Total revenues increased by $3.5 million, or 9%, from $38.1 million for the three months ended June 30, 2025 to $41.6 million for the three months ended June 30, 2026 and increased by $5.9 million, or 8%, from $70.1 million for the six months ended June 30, 2025 to $76.0 million for the six months ended June 30, 2026. The increase was primarily attributable to an increase in Greenbrook revenue. We incurred net losses of $3.5 million and $14.2 million for the three and six months ended June 30, 2026, respectively compared to net losses of $9.8 million and $22.5 million for three and six months ended June 30, 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $473.2 million.

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

Greenbrook Revenues. Greenbrook revenue, formerly known as service or clinic revenue, consisting of TMS services, SPRAVATO® sales and other mental wellness services is determined based on net patient fees, which includes estimates for contractual allowances and discounts. Net patient fees are estimated using an expected value approach where management considers such variables as the average of previous net patient fees received by the applicable payor and fees received by other patients for similar services and the Company’s best estimate leveraging industry knowledge and expectations of third-party payors’ fee schedules. We expect clinic revenue to increase in 2026.

NeuroStar Revenues. NeuroStar revenue, formerly known as products and other revenue, consists of System revenues,treatment session revenues, and other revenues.

System Revenues. System revenues consist primarily of sales or rentals of a capital component, including equipment upgrades to the initial sale of the System. The Systems can be purchased outright or on a sales type lease basis by certain customers. Additionally, Systems may be sold as unlocked Systems, which do not require the customer to purchase treatment sessions for the life of the System.

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

Cost of Revenues and Gross Margin

Cost of revenues consists of the costs of components and products purchased from our third-party contract manufacturers of the Systems. We use third-party contract manufacturing partners to produce the components for and assemble the Systems. Cost of revenues also includes costs related to personnel, warranty, shipping, amortization of capitalized software and our operations and field service departments. Our clinic costs primarily include direct center and patient care/treatment costs, regional employee compensation and depreciation. We expect our cost of revenues to increase mainly for Greenbrook, as our product mix changes.

Our gross profit is calculated by subtracting our cost of revenues from our revenues. We calculate our gross margin as our gross profit divided by our revenues. Our gross margin has been and will continue to be affected by a variety of factors, primarily product sales mix, pricing and third-party contract manufacturing costs. Our gross margins on revenues from sales of the Systems and Greenbrook revenue are lower than our gross margins on revenues from sales of treatment sessions and sale of unlocked systems. As a result, the sales mix between the Systems, Greenbrook revenues and treatment sessions can affect the gross margin in any reporting period.

Sales and Marketing Expenses

Sales and marketing expenses consist of commercial activities related to the sale of the Systems and clinic services and personnel costs including salaries and related benefits, sales commissions and share-based compensation for employees focused on these efforts. Other significant sales and marketing costs include conferences and trade shows, promotional and marketing activities, including direct and online marketing and practice support programs.

We anticipate that our sales and marketing expenses will decrease in 2026 relative to 2025 as a result of the cost efficiencies realized post-acquisition across the sales and marketing divisions.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, including salaries and related benefits, share-based compensation and travel expenses, for employees in executive, finance, clinic support, information technology, legal and human resource functions. General and administrative expenses also include insurance, outside legal fees, accounting and other consulting services, audit fees from our independent registered public accounting firm, Board fees and other administrative costs, such as corporate facility costs, including rent, utilities, depreciation and maintenance not otherwise included in cost of revenues.

We anticipate that our general and administrative expenses will decrease during 2026 compared to 2025 expenses.

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

We expect our research and development expenses to decrease during 2026 compared to 2025 expenses.

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

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

	Three Months Ended
	June 30,		Increase / (Decrease)
	2026	2025	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$41,568	$38,108	$3,460	9%
Cost of revenues	20,345	20,350	(5)	(0)%
Gross Profit	21,223	17,758	3,465	20%
Gross Margin	51.1%	46.6%

Operating expenses:
Sales and marketing	9,984	11,868	(1,884)	(16)%
General and administrative	11,404	12,150	(746)	(6)%
Research and development	1,336	1,798	(462)	(26)%
Total operating expenses	22,724	25,816	(3,092)	(12)%
Loss from Operations	(1,501)	(8,058)	6,557	81%
Other (income) expense:
Interest expense	2,125	1,969	156	8%
Other income, net	(162)	(188)	26	(14)%
Net Loss	$(3,464)	$(9,839)	$6,375	65%

	Revenues by Segment
	Three Months Ended June 30,
	2026		2025
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar revenue	$14,677	35%	$15,084	40%
Greenbrook revenue	26,891	65%	23,024	60%
Total revenues	$41,568	100%	$38,108	100%

Revenues

Total revenue for the three months ended June 30, 2026 was $41.6 million, an increase of $3.5 million, or 9%, compared to the three months ended June 30, 2025 revenue of $38.1 million.

The increase in revenue was primarily driven by higher Greenbrook revenue, which increased $3.9 million, or 17%, to $26.9 million in the second quarter of 2026 from $23.0 million in the second quarter of 2025, reflecting continued contributions from clinics acquired in connection with the Greenbrook transaction and improved revenue cycle management within our Greenbrook segment. The growth was partially offset by a decline in NeuroStar revenue, which decreased $0.4 million to $14.7 million for the three months ended June 30, 2026 from $15.1 million for the three months ended June 30, 2025.

Cost of Revenues and Gross Margin

Cost of revenues remained relatively consistent at $20.3 million for the three months ended June 30, 2026, compared to $20.4 million for the three months ended June 30, 2025. Gross margin increased from 46.6% for the three months ended June 30, 2025 to 51.1% for the three months ended June 30, 2026. The increase in gross margin was primarily due to sales of unlocked capital systems, which carry a higher average selling price, as well as improved revenue cycle management within the Greenbrook clinics.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $1.9 million, or 16.0%, from $11.9 million for the three months ended June 30, 2025 to $10.0 million for the three months ended June 30, 2026. The decrease was primarily driven by lower personnel costs and reduced marketing program spend.

General and Administrative Expenses

General and administrative expenses decreased by $0.8 million, or 6%, from $12.2 million for the three months ended June 30, 2025 to $11.4 million for the three months ended June 30, 2026. The decrease was due to a decrease in stock based expense within the general and administrative function.

Research and Development Expenses

Research and development expenses decreased by $0.5 million, or 26%, from $1.8 million for the three months ended June 30, 2025 to $1.3 million for the three months ended June 30, 2026. The decrease in research and development was driven by personnel expense.

Interest Expense

Interest expense increased by $0.1 million, or 8%, from $2.0 million for the three months ended June 30, 2025 to $2.1 million for the three months ended June 30, 2026, primarily due to a higher outstanding debt balance.

Other Income, Net

Other income, net decreased by $0.03 million, or 14%, primarily due to lower interest income earned on the Company's money market accounts and notes receivable.

Comparison of the six months ended June 30, 2026 and 2025

	Six Months Ended
	June 30,		Increase / (Decrease)
	2026	2025	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$76,022	$70,083	$5,939	8%
Cost of revenues	38,645	36,587	2,058	6%
Gross Profit	37,377	33,496	3,881	12%
Gross Margin	49.2%	47.8%

Operating expenses:
Sales and marketing	20,721	23,867	(3,146)	(13)%
General and administrative	24,452	25,287	(835)	(3)%
Research and development	2,700	3,414	(714)	(21)%
Total operating expenses	47,873	52,568	(4,695)	(9)%
Loss from Operations	(10,496)	(19,072)	8,576	45%
Other (income) expense:
Interest expense	4,391	3,891	500	13%
Loss on extinguishment of debt	539	—	539	100%
Other income, net	(1,182)	(435)	(747)	(172)%
Net loss	$(14,244)	$(22,528)	$8,284	37%

	Revenues by Segment
	Six Months Ended June 30,
	2026		2025
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar revenue	$27,602	36%	$28,400	41%
Greenbrook revenue	48,420	64%	41,683	59%
Total revenues	$76,022	100%	$70,083	100%

Revenues

Total revenue for the six months ended June 30, 2026 was $76.0 million, an increase of 8% compared to the six months ended June 30, 2025 revenue of $70.1 million.

The increase in revenue was primarily driven by higher Greenbrook revenue, which increased $6.7 million, or 16%, to $48.4 million for the six months ended June 30, 2026 from $41.7 million for the six months ended June 30, 2025. The increase in Greenbrook revenue was primarily attributable to contributions from clinics acquired in connection with the Greenbrook transaction, as well as continued growth in clinic operations and improved revenue cycle management within the Greenbrook segment. This growth was partially offset by a decrease in NeuroStar revenue, which declined $0.8 million, or 3%, to $27.6 million for the six months ended June 30, 2026 from $28.4 million for the six months ended June 30, 2025. Greenbrook revenue represented 64% of total revenue for the six months ended June 30, 2026 compared to 59% for the six months ended June 30, 2025, while NeuroStar revenue represented 36% of total revenue compared to 41% in the prior-year period.

Cost of Revenues and Gross Margin

Cost of revenues increased by $2.0 million, or 6%, from $36.6 million for the six months ended June 30, 2025 to $38.6 million for the six months ended June 30, 2026. Gross margin increased from 47.8% for the six months ended June 30, 2025 to 49.2% for the six months ended June 30, 2026. The increase in gross margin was primarily due to sales of unlocked capital systems, which carry a higher average selling price, as well as improved revenue cycle management within the Greenbrook clinics.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $3.2 million, or 13%, from $23.9 million for the six months ended June 30, 2025 to $20.7 million for the six months ended June 30, 2026. The decrease was primarily driven by lower personnel costs, reduced marketing program spend, and a favorable bad debt adjustment related to the current expected credit loss reserve.

General and Administrative Expenses

General and administrative expenses decreased by $0.8 million, or 3%, from $25.3 million for the six months ended June 30, 2025 to $24.5 million for the six months ended June 30, 2026. The decrease was due to a decrease in stock based expense within the general and administrative function.

Research and Development Expenses

Research and development expenses decreased by $0.7 million, or 21%, from $3.4 million for the six months ended June 30, 2025 to $2.7 million for the six months ended June 30, 2026. The decrease in research and development was primarily driven by lower personnel expense.

Interest Expense

Interest expense increased by $0.5 million, or 13%, from $3.9 million for the six months ended June 30, 2025 to $4.4 million for the six months ended June 30, 2026, primarily due to a higher outstanding debt balance.

Loss on extinguishment of debt

Loss on extinguishment of debt amounting to $0.5 million was recorded during the six months ended June 30, 2026, related to the Perceptive Facility. This included $0.3 million of early prepayment fees and $0.2 million of deferred financing expense related to extinguishment of debt.

Other Income, Net

Other income, net increased by $0.8 million, or 172%, from $0.4 million for the six months ended June 30, 2025 to $1.2 million for the six months ended June 30, 2026, primarily due to higher interest income earned on the Company's money market accounts, notes receivable and ERC payments.

Liquidity and Capital Resources

Overview

As of June 30, 2026, we had cash and cash equivalents of $19.2 million and an accumulated deficit of $473.2 million, compared to cash and cash equivalents of $28.1 million and an accumulated deficit of $458.8 million as of December 31, 2025. We incurred negative cash flows from operating activities of $10.4 million and $20.5 million for the six months ended June 30, 2026 and 2025, respectively. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company continues to invest in sales and marketing and product development activities. The Company’s primary sources of capital to date have been from its initial public offering, borrowings under its credit facility, proceeds from its secondary public offerings of common stock (including, without limitation, the ATM Program), and revenues from Greenbrook and NeuroStar. As of June 30, 2026, the Company had $65.0 million of borrowings outstanding under the Perceptive Facility, which has a final maturity on July 25, 2029. The Perceptive Facility is subject to certain financial covenants including a minimum net revenue covenant that escalates over the term of the Perceptive Facility and a minimum liquidity covenant.

If our cash and cash equivalents and anticipated revenues from Greenbrook and NeuroStar are insufficient to satisfy our liquidity requirements, we may seek to sell additional common or preferred equity or debt securities or enter into a new credit facility or another form of third-party funding or seek other debt financing. If we raise additional funds by issuing equity or equity-linked securities, our stockholders would experience dilution and any new equity securities could have rights, preferences and privileges superior to those of holders of our common stock. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. We cannot be assured that additional equity, equity-linked or debt financing will be available on terms favorable to us or our stockholders, or at all. It is also possible that we may allocate significant amounts of capital towards products or technologies for which market demand is lower than expected and, as a result, abandon such efforts. If we are unable to maintain our current financing or obtain adequate additional financing when we require it, or if we obtain financing on terms which are not favorable to us, or if we expend capital on products or technologies that are unsuccessful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may be required to delay the development, commercialization and marketing of our products.

The Company is subject to certain financial covenants under its credit facility, including a liquidity and quarterly trailing twelve-month minimum revenue covenants. On March 12, 2026, the Company amended the terms of its credit agreement to modify the required quarterly revenue covenants through December 31, 2026 and the liquidity covenants through September 30, 2027. As of June 30, 2026 the Company was in compliance with the financial covenants in accordance with this agreement. The Company currently projects trailing twelve-month revenue for the period ended March 31, 2027 to be below the minimum required revenue for that period as stated in the credit facility agreement. Should the Company not be able to meet its March 31, 2027 minimum revenue covenant, the lender may at that time and at its discretion, call the credit facility. Should the lender call the facility, the Company is not projected to have the liquidity required to meet its requirement to pay off the loan. Therefore, substantial doubt exists about the Company’s ability to continue as a going concern.

Actions within the Company's control to meet its minimum revenue covenant include improvements to its revenue cycle management to increase collections, introducing new treatment options at its clinic locations and pursuing new strategies within its NeuroStar business to accelerate sales growth and optimize its product mix. The Company’s ability to meet its liquidity needs, including meeting future revenue and liquidity covenants, is dependent on growth in existing and acquired product and service lines and the realization of synergies related to its acquisition of Greenbrook. However, at this time, these actions do not fully mitigate the risk related to compliance with the revenue covenant for the March 31, 2027 period. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our current and future funding requirements will depend on many factors, including:

●	our ability to achieve revenue growth and improve operating margins;
●	compliance with the terms and conditions, including covenants, set forth in our credit facility;
●	the cost of expanding our operations and offerings, including our sales and marketing efforts;
●	our ability to improve or maintain coverage and reimbursement arrangements with domestic third-party and government payors;
●	our rate of progress in establishing coverage and reimbursement arrangements from international commercial third-party and government payors;
●	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our products and maintaining or improving our sales to our current customers;
●	the cost of research and development activities, including research and development relating to additional indications of neurohealth disorders;

●	the effect of competing technological and market developments;
●	efficiency of our Greenbrook operations; and
●	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products.

As of June 30, 2026, there were no significant changes to our material cash requirements as set forth in our Annual Report on Form 10-K filed with the SEC on March 17, 2026.

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025

	(in thousands)
Net Cash used in Operating activities	$(10,429)	$(20,497)
Net Cash used in Investing activities	(589)	(471)
Net Cash provided by Financing activities	1,831	18,978
Net decrease in Cash, Cash equivalents and Restricted cash	$(9,187)	$(1,990)

Net Cash used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $10.4 million, consisting primarily of a net loss of $14.2 million and an unfavorable change in net operating assets and liabilities of $1.3 million, partially offset by non-cash charges of $5.1 million primarily consisting of depreciation and amortization, loss on disposal of property and equipment, non-cash interest expense, share-based compensation and loss on extinguishment of debt. The increase in net operating assets was primarily due to decreases in accrued expenses, an increase inventory, partially offset by a decrease in accounts receivable and prepaid commission.

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

Net Cash used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $0.6 million, which was primarily due to purchases of property and equipment and capitalized software costs, partially offset by proceeds from the sale of property and equipment.

Net cash used in investing activities for the six months ended June 30, 2025 was $0.5 million, which was attributable to purchases of property and equipment and capitalized software costs.

Net Cash provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $1.8 million. This primarily reflected proceeds of $8.0 million from the issuance of common stock under the ATM Program. These inflows were partially offset by the repayment of $5.0 million of long-term debt, repayment of deferred and contingent consideration of $0.3 million, payment of debt extinguishment costs of $0.3 million, payments of common stock offering issuance costs under the ATM Program of $0.4 million, debt issuance costs of $0.1 million, and distributions to non-controlling interest holders of $0.2 million.

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

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

For the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings.

We are subject from time to time to various claims and legal actions arising during the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 1A.     Risk Factors.

You should carefully consider the information described in the “Risk Factors” section of the Company’s Annual Report on Form 10 K filed with the SEC on March 17, 2026 and the Company’s Quarterly Report on form 10-Q filed with the SEC on May 5, 2026.

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

10.9*	Neuronetics, Inc. 2026 Equity Incentive Plan
10.10	Offer Letter, effective as of July 10, 2026, by and between the Company and Nir Naor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2026)
10.11	Separation Agreement dated July 17, 2026 by and between the Company and W. Andrew Macan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2026)
23.1	Consent of Ballard Spahr LLP (incorporated by reference to Exhibit 23.1 to the Registrant’s Current Report on Form 8-K filed on February 10, 2025).
31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained Exhibit 101).
*	Filed herewith.
◊	Certain portions of this exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC or its staff upon request.
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

NEURONETICS, INC.
(Registrant)
Date: August 11, 2026	By:	/s/ Daniel L. Reuvers
	Name:	Daniel L. Reuvers
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
Date: August 11, 2026	By:	/s/ Francis X. Brown III
	Name:	Francis X. Brown III
	Title:	Interim Principal Financial and Accounting Officer
(Principal Financial and Accounting Officer)