Form 10-Q
period 2026-09-30
Neuronetics, Inc.
filed 2026-11-04
CIK 1227636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number: 001-38546

NEURONETICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1051425
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3222 Phoenixville Pike, Malvern, PA	19355
(Address of principal executive offices)	(Zip Code)
(877) 600-7555
(Registrant’s telephone number, including area code)

Not applicable.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
Common Stock ($0.01 par value)	STIM	The Nasdaq Global Market

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

There were 77,728,311 shares of the registrant’s common stock outstanding as of October 28, 2026.

NEURONETICS, INC.

Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NEURONETICS, INC.

Consolidated Balance Sheets

(Unaudited; In thousands, except per share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$22,106	$28,134
Restricted cash and cash equivalents	5,750	6,000
Accounts receivable, net of allowance for credit losses of $563 and $1,043 as of September 30, 2026 and December 31, 2025, respectively	14,435	16,469
Inventory	4,943	4,327
Current portion of net investments in sales-type leases	250	225
Current portion of prepaid commission expense	2,652	3,050
Current portion of notes receivable	258	424
Prepaid expenses and other current assets	3,494	2,922
Total current assets	53,888	61,551
Property and equipment, net	3,182	4,466
Goodwill	23,622	23,622
Intangible assets, net	17,056	18,149
Operating lease right-of-use assets	24,694	23,560
Net investments in sales-type leases	87	98
Prepaid commission expense	6,376	7,972
Long-term notes receivable	24	151
Other assets	3,029	1,982
Total assets	$131,958	$141,551
Liabilities and Equity
Current liabilities:
Accounts payable	$9,963	$10,739
Accrued expenses	10,354	12,316
Current portion of deferred revenue	997	753
Deferred and contingent consideration	250	500
Other payables	254	652
Current portion of operating lease liabilities	5,038	5,561
Total current liabilities	26,856	30,521
Long-term debt, net	61,752	65,807
Deferred revenue	10	48
Operating lease liabilities	20,937	18,935
Total liabilities	109,555	115,311
Commitments and contingencies (Note 18)
Equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding on September 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value: 250,000 shares authorized; 77,728 and 68,994 shares issued and outstanding on September 30, 2026 and December 31, 2025, respectively	777	690
Additional paid-in capital	492,774	480,475
Accumulated deficit	(474,843)	(458,787)
Total Stockholders' equity	18,708	22,378
Non-controlling interest	3,695	3,862
Total equity	22,403	26,240
Total liabilities and equity	$131,958	$141,551

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NEURONETICS, INC.

Consolidated Statements of Operations

(Unaudited; In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues
NeuroStar	$15,770	$15,489	$43,372	$43,889
Greenbrook	26,192	21,808	74,612	63,491
Total revenues	41,962	37,297	117,984	107,380
Cost of revenues
NeuroStar	3,610	4,607	9,780	12,068
Greenbrook	16,462	15,582	48,937	44,708
Total cost of revenues	20,072	20,189	58,717	56,776
Gross profit	21,890	17,108	59,267	50,604
Operating expenses:
Sales and marketing	8,484	11,848	29,205	35,715
General and administrative	11,675	11,077	36,127	36,364
Research and development	1,190	1,504	3,890	4,918
Total operating expenses	21,349	24,429	69,222	76,997
Income (Loss) from operations	541	(7,321)	(9,955)	(26,393)
Other (income) expense:
Interest expense	2,144	2,206	6,535	6,097
Loss on extinguishment of debt	—	—	539	—
Other income, net	(47)	(126)	(1,229)	(561)
Net loss	$(1,556)	$(9,401)	$(15,800)	$(31,929)
Less: Net gain (loss) attributable to non-controlling interest	136	(356)	121	(89)
Net loss attributable to Neuronetics stockholders	$(1,692)	$(9,045)	(15,921)	(31,840)
Net loss per share of common stock outstanding, basic and diluted attributable to Neuronetics stockholders	$(0.02)	$(0.13)	$(0.22)	$(0.49)
Weighted average common shares outstanding, basic and diluted	77,004	67,309	73,268	65,006

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NEURONETICS, INC.

Consolidated Statements of Changes in Equity

(Unaudited; In thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2024	55,679	$557	$446,938	$(419,789)	$4,093	$31,799
Share-based awards and option exercises	941	9	(1)	—	—	8
Issuance of common stock, net of issuance costs of $1,731	9,200	92	18,877	—	—	18,969
Share-based compensation expense	—	—	1,444	—	—	1,444
Net loss	—	—	—	(12,675)	(14)	(12,689)
Balance at March 31, 2025	65,820	$658	$467,258	$(432,464)	$4,079	$39,531
Share-based awards and options exercises	293	3	(2)	—	—	1
Share-based compensation expense	—	—	1,814	—	—	1,814
Net income (loss)	—	—	—	(10,120)	281	(9,839)
Balance at June 30, 2025	66,113	$661	$469,070	$(442,584)	$4,360	$31,507
Share-based awards and options exercises	70	1	3	—	—	4
Issuance of common stock under ATM offering, net of issuance costs of $472	2,262	23	7,818	—	—	7,841
Share-based compensation expense	—	—	1,409	—	—	1,409
Net loss	—	—	—	(9,045)	(356)	(9,401)
Balance at September 30, 2025	68,445	$685	$478,300	$(451,629)	$4,004	$31,360

Balance at December 31, 2025	68,994	$690	$480,475	$(458,787)	$3,862	$26,240
Share-based awards and option exercises	589	6	(6)	—	—	—
Share-based compensation expense	—	—	1,677	—	—	1,677
Net income (loss)	—	—	—	(10,790)	10	(10,780)
Distribution to non-controlling interest	—	—	—	—	(77)	(77)
Balance at March 31, 2026	69,583	$696	$482,146	$(469,577)	$3,795	$17,060
Share-based awards and options exercises	557	6	(6)	—	—	—
Issuance of common stock under ATM offering, net of issuance costs of $483	6,053	60	7,411	—	—	7,471
Share-based compensation expense	—	—	688	—		688
Net loss	—	—	—	(3,439)	(25)	(3,464)
Acquisition of subsidiary non-controlling interest	—	—	—	(135)	135	—
Distribution to non-controlling interest	—	—	—	—	(115)	(115)
Balance at June 30, 2026	76,193	$762	$490,239	$(473,151)	$3,790	$21,640
Share-based awards and options exercises	1,341	13	1,769	—	—	1,782
Issuance of common stock under ATM offering, net of issuance costs of $39	194	2	588	—	—	590
Share-based compensation expense	—	—	178	—	—	178
Net income (loss)	—	—	—	(1,692)	136	(1,556)
Distribution to non-controlling interest	—	—	—	—	(231)	(231)
Balance at September 30, 2026	77,728	$777	$492,774	$(474,843)	$3,695	$22,403

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NEURONETICS, INC.

Consolidated Statements of Cash Flows

(Unaudited; In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(15,800)	$(31,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,216	2,698
Allowance for credit losses	(138)	382
Inventory impairment	7	267
Share-based compensation	2,543	4,667
Non-cash interest expense	711	600
Loss on extinguishment of debt	539	—
Loss on disposal of property and equipment	375	45
Changes in certain assets and liabilities:
Accounts receivable, net	2,465	1,384
Inventory	(772)	(240)
Net investments in sales-type leases	(15)	22
Prepaid commission expense	1,995	840
Prepaid expenses and other assets	(339)	3,813
Accounts payable	(823)	(77)
Accrued expenses	(2,001)	(3,302)
Other liabilities	(398)	(223)
Deferred revenue	244	(229)
Net cash used in operating activities	(9,191)	(21,282)

Cash flows from investing activities:
Purchases of property and equipment and capitalized software	(1,084)	(585)
Proceeds from the sale of property and equipment	25	—
Net cash used in investing activities	(1,059)	(585)

Cash flows from financing activities:
Payments of debt issuance costs	(55)	(80)
Proceeds from issuance of long-term debt	—	10,000
Repayment of deferred and contingent consideration	(250)	—
Repayment of long-term debt	(5,000)	—
Payment for debt extinguishment costs	(250)	—
Proceeds from the issuance of common stock	—	20,700
Payments of common stock offering issuance costs	—	(1,731)
Proceeds from issuance of common stock under ATM Program	8,577	8,313
Payments of common stock offering issuance costs under ATM Program	(409)	(336)
Distribution to non-controlling interest	(423)	—
Proceeds from exercises of stock options	2,202	13
Payments to tax authorities for employee share withholding	(420)	—
Net cash provided by financing activities	3,972	36,879
Net increase (decrease) in Cash, Cash equivalents and Restricted cash	(6,278)	15,012
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	34,134	19,459
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$27,856	$34,471

Reconciliation of cash and cash equivalents and restricted cash and cash equivalents to the consolidated balance sheet:
Cash and cash equivalents	22,106	27,971
Restricted cash and cash equivalents	5,750	6,500
Total cash and cash equivalents and restricted cash and cash equivalents	$27,856	$34,471

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,847	$5,474
Transfer of inventory to property and equipment	$155	$75
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment and capitalized software in accounts payable and accrued expenses	$48	$30
	$—	$—

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

1.     DESCRIPTION OF BUSINESS

Neuronetics, Inc. (the “Company,” “Neuronetics,” “we,” and similar words) believes that mental health is as important as physical health. The Company’s first commercial product, the NeuroStar Advanced Therapy System (the “System”), is a non-invasive and non-systemic office-based treatment that uses transcranial magnetic stimulation (“TMS”) to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The System is cleared by the U.S. Food and Drug Administration (the “FDA”) to treat adult patients with major depressive disorder (“MDD”) who have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. It is also cleared by the FDA as an adjunct for adults with obsessive-compulsive disorder (“OCD”) and for adolescent patients aged 15-21 with MDD. It is also cleared by the FDA to decrease anxiety symptoms in adult patients with MDD that may exhibit comorbid anxiety symptoms (anxious depression). In addition to selling the System and associated treatment sessions and standalone support services to customers, the Company operates Greenbrook TMS Inc. (“Greenbrook”) treatment centers (“Treatment Centers”) across the U.S., offering TMS treatment using the Systems. The Company acquired Greenbrook, a provider of mental healthcare services, pursuant to an Arrangement Agreement effective as of December 9, 2024 (the “Arrangement”). The System is safe, clinically effective, reproducible and precise, and the Company believes it is supported by the largest clinical data set of any competing TMS system. Treatment Centers also acquire SPRAVATO® to treat adults with treatment-resistant depression or depressive symptoms in adults suffering from MDD with acute suicidal ideation or behavior.

The Company’s shares trade on the Nasdaq Global Market under the ticker “STIM.”

Liquidity and Going Concern

As of September 30, 2026, the Company had cash and cash equivalents of $22.1 million and an accumulated deficit of $474.8 million. The Company incurred negative cash flows from operating activities of $9.2 million for the nine months ended September 30, 2026 and $20.4 million for the year ended December 31, 2025. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company continues to invest in sales and marketing and product development activities. The Company’s primary sources of capital to date have been from its initial public offering, borrowings under its credit facility, proceeds from its secondary public offerings of common stock (including, without limitation, the ATM Program (as defined below)), and revenues from NeuroStar and Greenbrook. As of September 30, 2026, the Company had $65.0 million of borrowings outstanding under its credit facility, which matures in July 2029.

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

During the nine months ended September 30, 2026, the Company sold an aggregate of 6,247,772 shares of its common stock under the ATM Program at an average price of $1.37 per share, generating gross proceeds of $8.6 million. The Company paid $0.2 million in aggregate sales commissions and incurred $0.2 million of additional offering-related expenses, of which $0.1 million related to the amortization of shelf registration

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

costs associated with the ATM program. As of September 30, 2026 net proceeds from the offering were $8.2 million.

As of September 30, 2026, the Company had approximately $33.1 million remaining available for future issuance under the ATM Program.

The Company is subject to certain financial covenants under its credit facility, including a liquidity and quarterly trailing twelve-month minimum revenue covenants. On March 12, 2026, the Company amended the terms of its credit agreement to modify the required quarterly revenue covenants through December 31, 2026 and the liquidity covenants through September 30, 2027. As of September 30, 2026 the Company was in compliance with the financial covenants in this agreement.

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

The Company remains engaged in discussions with its lender. Additional actions within the Company's control to meet its minimum revenue covenant include improvements to its revenue cycle management, introducing new treatment options at its clinic locations and pursuing new strategies within its NeuroStar business to accelerate sales growth and optimize its product mix. The Company’s ability to meet its liquidity needs, including meeting future revenue and liquidity covenants, is dependent on growth in existing and acquired product and service lines and the realization of synergies related to its acquisition of Greenbrook. However, at this time, these actions do not fully mitigate the risk related to compliance with the revenue covenant for the March 31, 2027 period. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

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

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared from the books and records of the Company in accordance with U.S. GAAP for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”), which permit reduced disclosures for interim periods. All adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the accompanying consolidated balance sheets and consolidated statements of operations and stockholders’ equity and consolidated cash flows have been made. Although these interim consolidated financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim consolidated statements of operations for the three and nine months ended September 30, 2026 and interim consolidated statements of cash flows for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year. Unaudited interim consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2026, wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) (“ASU 2025-11”), which clarifies interim reporting requirements and requires disclosure of material events and changes since the end of the most recent annual reporting period. ASU 2025-11 is effective for the Company for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements and related disclosures.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a material impact, or potential material impact, to our unaudited interim consolidated financial statements.

5.     INTANGIBLE ASSETS

Intangible assets consist of the following as of September 30, 2026 and December 31, 2025 (in thousands):

		As of September 30, 2026
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Management services agreements	17-21 years	$17,100	$(1,698)	$15,402	17.3 years
Trade name	5 years	2,590	(936)	1,654	3.3 years
		$19,690	$(2,634)	$17,056

		As of December 31, 2025
	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
Management services agreements	17-21 years	$17,100	$(993)	$16,107	18 years
Trade name	5 years	2,590	(548)	2,042	4 years
		$19,690	$(1,541)	$18,149

Amortization expense for intangible assets was $0.4 million for the three months ended September 30, 2026 and 2025, respectively.

Amortization expense for intangible assets was $1.1 million for the nine months ended September 30, 2026 and 2025, respectively.

Amortization expense over the remaining life of the intangible assets will be recognized as follows (in thousands):

Year	Amortization expense
Remainder of 2026	$364
2027	1,457
2028	1,457
2029	1,428
2030	939
Thereafter	11,411
$17,056

6.     FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaids and other current assets, and accounts payable on the Company’s balance sheets approximated their fair values as of September 30, 2026

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

and December 31, 2025 due to their short-term nature. The carrying values of the Perceptive Facility (as defined below) approximated its fair value as of September 30, 2026 and December 31, 2025 due to its variable interest rate. The carrying value of the Company’s notes receivable approximated its fair value as of September 30, 2026 and December 31, 2025 due to its variable interest rate.

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

The following tables set forth the carrying amounts and fair values of the Company’s financial instruments as of September 30, 2026 and December 31, 2025 (in thousands):

September 30, 2026
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

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

7.     ACCOUNTS RECEIVABLE

The following table presents the composition of accounts receivable, net, as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Gross accounts receivable - trade	$14,998	$17,512
Less: Allowances for credit losses	(563)	(1,043)
Accounts receivable, net	$14,435	$16,469

The following table presents a roll forward of the allowance for credit losses related to accounts receivable and notes receivable (in thousands):

	Balance at	Bad Debt	Write-offs of	Balance at
	Beginning of	(Expense)/	Uncollectible	End of
	Period	Reversal	Balances	Period
Nine months ended September 30, 2025	$(1,930)	(382)	1,247	$(1,065)
Nine months ended September 30, 2026	$(1,043)	138	342	$(563)

8.     INVENTORY

Inventory is stated at the lower of cost and net realizable value, with cost being determined on a first in, first out basis. The Company’s inventory is primarily comprised of finished goods and work-in-process.

9.     PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

The following table presents the composition of property and equipment, net, as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Laboratory equipment	$713	$676
Office equipment	495	495
Auto	—	23
Computer equipment and software	908	873
Manufacturing equipment	618	618
Clinical equipment	278	278
Leasehold improvements	1,490	1,608
TMS devices	2,756	3,790
Rental equipment	188	157
Property and equipment, gross	7,446	8,518
Less: Accumulated depreciation	(4,264)	(4,052)
Property and equipment, net	$3,182	$4,466

As of September 30, 2026 and December 31, 2025, the Company had capitalized software costs, net, of $1.8 million and $0.8 million, respectively, which are included in “Prepaid expenses and other current assets” and “Other assets” on the consolidated balance sheets.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

The Company disposed of $1.3 million of rental equipment, TMS devices, leasehold improvements and auto with a net book value of $0.4 million during the nine months ended September 30, 2026. For the nine months ended September 30, 2025, the Company had not disposed of any property and equipment.

Depreciation and amortization expense related to property and equipment and capitalized software costs was $0.3 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively and $1.1 million and $1.6 million for the nine months ended September 30, 2026 and 2025, respectively.

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

The Company has lease agreements related to its Treatment Centers. These lease agreements range from month-to-month to eight years in length.

Operating lease rent expense was $2.4 million and $2.2 million for the three months ended September 30, 2026 and 2025 respectively and $7.2 million and $6.6 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the weighted average remaining lease term of operating leases was 6.0 years, and the weighted average discount rate was 11.8%.

The following table presents the supplemental cash flow information as a lessee related to leases (in thousands):

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,629	$6,024
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,521	$1,900

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

The following table sets forth by year the required future payments of operating lease liabilities as of September 30, 2026 (in thousands):

Amount
Remainder of 2026	$1,987
2027	7,302
2028	5,964
2029	5,413
2030	4,488
Thereafter	12,265
Total lease payments	37,419
Less imputed interest	(11,444)
Present value of operating lease liabilities	$25,975

Lessor sales-type leases:

Certain customers have purchased the Systems on a rent-to-own basis. The lease term is two to four years with a customer option to purchase the System at the end of the lease or automatic transfer of ownership of the System at the end of the lease.

The following table sets forth a maturity analysis of the undiscounted lease receivables related to sales-type leases (in thousands):

September 30, 2026
Remainder of 2026	$85
2027	202
2028	50
Total sales-type lease receivables	$337

As of September 30, 2026 and December 31, 2025 the carrying amount of the lease receivables was $0.3 million, for both periods. The Company does not have any unguaranteed residual assets.

Lessor operating leases:

The Systems leased to customers subsequent to January 1, 2019 for which collection is not probable are accounted for as operating leases. For the three months ended September 30, 2026 and 2025, the Company recognized operating lease income of $0.1 million, for both periods. For the nine months ended September 30, 2026 and 2025, the Company recognized operating lease income of $0.2 million, for both periods.

The Company maintained rental equipment, net, of $0.1 million for both September 30, 2026 and December 31, 2025, which is included in property and equipment, net on the consolidated balance sheets. Rental equipment depreciation expense was $0.01 million for the three months ended September 30, 2026 and 2025, and $0.05 million for the nine months ended September 30, 2026 and 2025.

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

On the Company’s consolidated balance sheets, the current portion of capitalized contract costs is presented in current portion of prepaid commission expense, while the long-term portion is included in prepaid commission expense. Amortization expense was $0.8 million for both of the three months ended September 30, 2026 and 2025 and $2.4 million for both of the nine months ended September 30, 2026 and 2025.

12.     ACCRUED EXPENSES

The following table presents the composition of accrued expenses as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Compensation and related benefits	$6,820	$8,610
Consulting and professional fees	1,048	1,122
Research and development expenses	175	156
Sales and marketing expenses	520	724
Warranty	270	179
Sales and other taxes payable	565	611
Other	956	914
Accrued expenses	$10,354	$12,316

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

As of September 30, 2026, the Company expects to recognize approximately the following percentages of deferred revenue by year:

Revenue
Year:	Recognition
Remainder of 2026	76%
2027	23%
2028	—%
2029	1%
Total	100%

Revenue recognized during both the three months ended September 30, 2026 and 2025 that was included in the contract liability balance at the beginning of the year was $0 and $0.1 million, respectively. Revenue recognized for the nine months ended September 30, 2026 and 2025 that was included in the contract liability balance at the beginning of the year was $0.7 million and $0.9 million, respectively, and, in each case,

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

primarily represented revenue earned from separately priced extended warranties, customer deposits, milestone revenue, and clinical training.

Geographical information

Revenues generated from customers outside of the United States were $0.8 million and $1.0 million for the three months ended September 30, 2026 and 2025, respectively, and $2.0 million for both of the nine months ended September 30, 2026 and 2025.

14.     DEBT

The following table presents the composition of debt as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Outstanding principal	$65,000	$70,000
Less debt discounts	(3,248)	(4,193)
Total debt, net	61,752	65,807
Less current portion	—	—
Long-term debt, net	$61,752	$65,807

For the three months ended September 30, 2026, the Company recognized interest expense of $2.1 million, of which $1.9 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees. For the three months ended September 30, 2025, the Company recognized interest expense of $2.2 million, of which $2.0 million was cash and $0.2 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

For the nine months ended September 30, 2026, the Company recognized interest expense of $6.6 million, of which $5.9 million was cash and $0.7 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees. For the nine months ended September 30, 2025, the Company recognized interest expense of $6.1 million, of which $5.5 million was cash and $0.6 million was non-cash interest expense related to the amortization of deferred debt issuance costs and accrual of final payment fees.

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

If the Company prepays the Tranche 1 Loan, the Tranche 2 Loan, or the Tranche 3 Loan prior to the maturity date, the Company will also be required to pay prepayment fees to Perceptive equal to 6% of the principal amount of such term loan then-prepaid if prepaid on or before the first anniversary of the closing date, 5% of the principal amount of such term loan then-prepaid if prepaid after the first anniversary and on or before the second anniversary of the closing date, 4% of the principal amount of such term loan then-prepaid if prepaid after the second anniversary and on or before the third anniversary of the closing date, and 3% of the principal amount of such term loan then-prepaid if prepaid after the third anniversary and on or before the fourth anniversary of the closing date.

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

Effective as of December 9, 2024, the Company amended the Perceptive Facility and borrowed against the Tranche 3 Loan in a principal amount of $10.0 million and used the proceeds thereof to finance, in part, the operations of the combined enterprise after the acquisition of Greenbrook and the related transactions

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

included in the Arrangement. As consideration for the Tranche 3 Loan borrowing, the Company issued warrants to purchase 600,000 shares of the Company’s common stock at a per share exercise price of $0.94.

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

As of September 30, 2026, the Company had $65.0 million of borrowings outstanding under the Perceptive Facility, which has a final maturity in July 2029. The interest rate on borrowings under the credit facility is variable and resets monthly.

The Company was in compliance with the covenants under the Perceptive Facility as of September 30, 2026.

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

During the nine months ended September 30, 2026, the Company sold an aggregate of 6,247,772 shares of its common stock under the ATM Program at an average price of $1.37 per share, generating gross proceeds of $8.6 million. The Company paid $0.2 million in aggregate sales commissions and incurred $0.2 million of additional offering-related expenses, of which $0.1 million related to the amortization of shelf registration costs associated with the ATM program. As of September 30, 2026, net proceeds from the offering were $8.2 million.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

As of September 30, 2026, the Company had approximately $33.1 million remaining available for future issuance under the ATM Program.

Common Stock

The following table summarizes the total number of shares of the Company’s common stock issued and reserved for issuance as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Shares of common stock issued	77,728	68,994
Shares of common stock reserved for issuance for:
Common stock warrants outstanding	1,950	1,950
Stock options outstanding	186	1,099
Restricted stock units outstanding	4,865	5,627
Shares available for grant under stock incentive plans	7,863	4,314
Shares available for sale under employee stock purchase plan	2,871	2,181
Total shares of common stock issued and reserved for issuance	95,463	84,165

Common Stock Warrants

The following table summarizes the Company’s outstanding common stock warrants as of September 30, 2026 and December 31, 2025:

Warrants
Outstanding
(in thousands)	Exercise Price	Expiration Date
1,125	$0.94	July-2034
600	$0.94	Dec-2034
225	$0.94	August-2035
1,950

There have been no grants, exercises, or cancellations of warrants during the three and nine months ended September 30, 2026.

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

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

The following potentially dilutive securities outstanding as of September 30, 2026 and 2025 have been excluded from the denominator of the diluted loss per share of common stock outstanding calculation (in thousands):

	September 30,
	2026	2025
Stock options	186	1,100
Non-vested PRSUs	409	984
Non-vested restricted stock units	4,456	3,814
Common stock warrants	1,950	1,950

17.     SHARE-BASED COMPENSATION

The amount of share-based compensation expense recognized by the Company by location in its consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues	$24	$19	$67	92
Sales and marketing	(45)	362	480	823
General and administrative	132	865	1,798	3,235
Research and development	67	163	198	517
Total	$178	$1,409	$2,543	$4,667

2026 Equity Incentive Plan

On May 28, 2026 (the “Stockholder Approval Date”), the Company’s stockholders approved the 2026 Equity Incentive Plan (the “2026 Plan”), which was previously approved by the Company’s Board of Directors (the “Board”) on March 18, 2026, and which provides for the issuance of the number of shares of common stock that were available for issuance under the 2018 Plan as of the Stockholder Approval Date. The number of shares available for issuance under the 2026 Plan may be increased annually at the discretion of the Board from January 1, 2027 through January 1, 2036, by an amount equal to 4% of the Company’s outstanding shares of common stock on the applicable date. The 2026 Plan permits the grant of stock options, stock appreciation rights, restricted stock units, PRSUs, and other stock-based awards to the Company’s directors, employees, consultants, and other eligible service providers. The terms and conditions of awards granted under the 2026 Plan are determined by the Board. As of September 30, 2026, 6.9 million shares remained available for future issuance under the 2026 Plan.

2018 Equity Incentive Plan

In June 2018, the Board adopted, and the Company’s stockholders approved, the 2018 Equity Incentive Plan (the “2018 Plan”), which authorized the issuance of up to 1.4 million shares, subject to an annual 4% increase based on the number of shares of common stock outstanding, in the form of restricted stock, stock appreciation rights and stock options to the Company’s directors, employees and consultants. The amount and terms of grants were determined by the Board. All stock options granted to date have had exercise prices equal to the fair value, as determined by the closing price as reported by the Nasdaq Global Market, of the underlying common stock on the date of grant. As of September 30, 2026, there were no shares available for future issuance under the 2018 Plan because the share reserve under the 2018 Plan was decreased to the number of shares of common stock reserved for all outstanding awards under the 2018 Plan.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

2020 Inducement Incentive Plan

In December 2020, the Board adopted the 2020 Inducement Incentive Plan (the “2020 Inducement Plan”), which authorized the issuance of up to 0.4 million shares in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock awards to eligible employees who satisfy the standards for inducement grants under Nasdaq Global Market rules. In March 2022, the Board approved an additional 0.5 million shares for issuance under the 2020 Inducement Plan. In October 2025, the Board approved an additional 0.6 million shares for issuance under the 2020 Inducement Plan. An individual who previously served as an employee or director of the Company is not eligible to receive awards under the 2020 Inducement Plan other than following a bona fide period of non-employment. The amount and terms of grants are determined by the Board. As of September 30, 2026, there were 0.9 million shares available for future issuance under the 2020 Inducement Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2026:

			Weighted	Aggregate
	Number of	Weighted	average	average
	Shares under	average	Remaining	Intrinsic
	Option	Exercise Price	Contractual	Value
	(in thousands)	per Option	Life (in years)	(in thousands)
Outstanding at December 31, 2025	1,099	$2.89
Granted	—	$—
Exercised	(900)	$1.98
Forfeited and Expired	(13)	$6.41
Outstanding at September 30, 2026	186	$7.04	1.8	$1
Exercisable at September 30, 2026	186	$7.04	1.8	$1
Vested and expected to vest at September 30, 2026	186	$7.04	1.8	$1

The Company did not recognize any share-based compensation expense related to stock options for the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, there was no remaining unrecognized compensation cost related to non-vested stock options.

Restricted Stock Units and PRSUs

The following table summarizes the Company’s restricted stock unit and PRSU activity for September 30, 2026:

	Non-vested	Weighted	Non-vested	Weighted
	Restricted	average	PRSUs	average
	Stock Units	Grant-date		Grant-date
	(in thousands)	Fair Value	(in thousands)	Fair Value
Non-vested at December 31, 2025	4,229	$3.33	1,398	$3.81
Granted	4,146	$1.56	—	$—
Vested	(1,339)	$4.15	(143)	$2.90
Forfeited	(2,580)	$2.42	(846)	$3.21
Non-vested at September 30, 2026	4,456	$1.97	409	$5.45

The Company recognized $0.2 million and $1.4 million in share-based compensation expense related to the restricted stock units and PRSUs for the three months ended September 30, 2026 and 2025, respectively,

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

and $2.5 million and $4.7 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was $6.3 million of unrecognized compensation cost related to non-vested restricted stock units and PRSUs, which the Company expects to recognize over a weighted average period of 2.4 years. The total fair value at the vesting date of restricted stock units and PRSUs vested during the nine months ended September 30, 2026 was $2.3 million.

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

Benefits from these plans are payable in shares of Neuronetics stock and the awards under these plans are unfunded to the plans’ participants. Restricted stock units deferred under the RSUDEP remain subject to the terms of the applicable plan under which they were granted. As of September 30, 2026, there were 0.3 million shares deferred under the RSUDEP.

The Company did not grant PRSUs during the three and nine months ended September 30, 2026.

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

Other Matters

We are subject to various audits from government agencies including Medicaid and Medicare which involve the potential recoupment of reimbursements received from these agencies. These audits occur in the ordinary course of business. As of September 30, 2026 the Company had $0 of expenses recorded within other payables on the consolidated balance sheets. As of December 31, 2025, the Company had $0.8 million of expenses recorded within accrued expenses on the consolidated balance sheets.

19.     SEGMENT INFORMATION

The Company reports the results of its operations as two segments in its consolidated financial statements: (i) NeuroStar, formerly known as medical device and (ii) Greenbrook, formerly known as clinic services.

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

The determination of its reporting segments was made based on its strategic priorities, which corresponds to the way the Company’s chief operating decision maker (“CODM”) reviews and evaluates operating performance to make decisions about resources to be allocated. For our operating segments, the CODM uses segment gross profit and segment profit or loss before unallocated general and administrative as the primary measure of segment performance because it reflects results that are directly attributable to each reportable segment and is the measure most consistent with the Company’s consolidated results prepared in accordance with U.S. GAAP. The CODM does not regularly review any other measures of segment profit or loss for purposes of assessing segment performance or allocating resources.

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

Segment information for prior periods has been recast to conform to the current year reportable segment structure. There were no intercompany transactions between the Company’s reportable segments during the periods presented. Reportable segment information is presented below (in thousands):

Three months ended September 30, 2026	NeuroStar	Greenbrook	Total
Revenues	$15,770	$26,192	$41,962
Cost of revenues	3,610	16,462	20,072
Segment gross profit	$12,160	$9,730	$21,890

Significant Segment Expense
Selling, General and Administrative
Direct	$6,217	$6,559	$12,776

Research and development
Direct	1,132	58	1,190

Segment profit	$4,811	$3,113	$7,924

Unallocated expenses
General and Administrative			$7,383
Other income, net			(47)
Interest expense			2,144

Net loss			$(1,556)

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

Three months ended September 30, 2025	NeuroStar	Greenbrook	Total
Revenues	$15,489	$21,808	$37,297
Cost of revenues	4,607	15,582	20,189
Segment gross profit	$10,882	$6,226	$17,108

Significant Segment Expense
Selling, General and Administrative
Direct	$9,136	$7,148	$16,284

Research and development
Direct	1,452	52	1,504

Segment profit/(loss)	$294	$(974)	$(680)

Unallocated expenses
General and Administrative			$6,641
Other income, net			(126)
Interest expense			2,206

Net loss			$(9,401)

Nine months ended September 30, 2026	NeuroStar	Greenbrook	Total
Revenues	$43,372	$74,612	$117,984
Cost of revenues	9,780	48,937	58,717
Segment gross profit	$33,592	$25,675	$59,267

Significant Segment Expense
Selling, General and Administrative
Direct	$20,623	$22,022	$42,645

Research and development
Direct	3,685	205	3,890

Segment profit	$9,284	$3,448	$12,732

Unallocated expenses
General and Administrative			$22,687
Other income, net			(1,229)
Loss on extinguishment of debt			539
Interest expense			6,535

Net loss			$(15,800)

NEURONETICS, INC.

Notes to Interim Consolidated Financial Statements

(Unaudited)

Nine months ended September 30, 2025	NeuroStar	Greenbrook	Total
Revenues	$43,889	$63,491	$107,380
Cost of revenues	12,068	44,708	56,776
Segment gross profit	$31,821	$18,783	$50,604

Significant Segment Expense
Selling, General and Administrative
Direct	$26,761	$22,414	$49,175

Research and development
Direct	4,756	162	4,918

Segment profit/(loss)	$304	$(3,793)	$(3,489)

Unallocated expenses
General and Administrative			$22,904
Other income, net			(561)
Interest expense			6,097

Net loss			$(31,929)

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

During the nine months ended September 30, 2025, Neuronetics received $2.6 million related to its ERC claim, consisting of $2.3 million of claims related to fiscal year 2021 and interest of $0.3 million.

During the nine months ended September 30, 2026, Greenbrook received $2.2 million related to its ERC claim. On March 2, 2026, the Company entered into an agreement with Madryn Asset Management, LP and its affiliates (collectively, “Madryn”), pursuant to which it paid $1.1 million of the ERC proceeds to Madryn. The Company incurred $0.3 million of professional fees and recognized net other income of $0.8 million. This payment to Madryn related to the Term Loan and Exchange Agreement previously executed between Madryn and Greenbrook prior to the completion of the Arrangement. Madryn is the Company’s largest stockholder, and Avinash Amin, M.D., a representative of Madryn, serves on the Board.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “should,” “expect,” “plan,” “design,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “outlook” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 17, 2026. These risks and uncertainties include, without limitation, risks and uncertainties related to: the effect of the transaction with Greenbrook on our business relationships; operating results and business generally; our ability to execute our business strategy; our ability to achieve or sustain profitable operations due to our history of losses; our reliance on the sale or lease and usage of the System to generate revenues; the scale and efficacy of our salesforce; our ability to retain talent; availability of coverage and reimbursement from third-party payors for treatments using our products; physician and patient demand for treatments using our products and services; developments in respect of competing technologies and therapies for the indications that our products and services treat; product defects; our ability to obtain and maintain intellectual property protection for our technology; developments in clinical trials or regulatory review of the System for additional indications; developments in regulation in the U.S. and other applicable jurisdictions; potential effects of evolving and/or extensive government regulation; the terms of our credit facility; and our self-sustainability;existing cash balances; our ability to achieve positive cash flows; and our ability to continue as a going concern. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. The Company cautions investors not to place undue reliance on these forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q as a result of any new information, future events or changed circumstances or otherwise.

Overview

We believe that mental health is as important as physical health. The Company’s first commercial product, the System, is a non-invasive and non-systemic office-based treatment that uses TMS to create a pulsed, MRI-strength magnetic field that induces electrical currents designed to stimulate specific areas of the brain associated with mood. The System is cleared by the FDA to treat adult patients with MDD who have failed to achieve satisfactory improvement from prior antidepressant medication in the current MDD episode. It is also cleared by the FDA as an adjunct for adults with OCD and for adolescent patients aged 15-21 with MDD. It is also cleared by the FDA to decrease anxiety symptoms in adult patients with MDD that may exhibit comorbid anxiety symptoms (anxious depression). In addition to selling the System and associated treatment sessions and standalone support services to customers, the Company operates Treatment Centers across the U.S., offering TMS therapy using the Systems. The Company acquired Greenbrook, a provider of mental healthcare services, pursuant to the Arrangement. The System is safe, clinically effective, reproducible and precise, and the Company believes it is supported by the largest clinical data set of any competing TMS system. Treatment Centers also acquire SPRAVATO® to treat adults with treatment-resistant depression or depressive symptoms in adults suffering from MDD with acute suicidal ideation or behavior.

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

We designed the System as a non-invasive therapeutic alternative to treat patients who suffer from MDD and to address many of the key limitations of existing treatment options. Additionally, through our acquisition of Greenbrook, we now derive revenue directly from our Treatment Centers, by providing TMS therapy and SPRAVATO® for MDD and other mental health disorders. We derive the majority of our revenues from Greenbrook revenue, treatment session sales, and sales of the System.

We currently operate in two segments: NeuroStar, formerly known as medical device and Greenbrook, formerly known as clinic services. We generate revenues from clinic operations, initial capital sales and leases of our systems, sales of our recurring treatment sessions, service and repair, clinic collaboration services, other standalone support services, and extended warranty contracts.

For the three months ended September 30, 2026, our Greenbrook revenue and our NeuroStar revenue represented 62% and 38% of our revenues, respectively. For the nine months ended September 30, 2026, Greenbrook revenue and our NeuroStar revenue represented 63% and 37% of our revenues, respectively.

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

Greenbrook revenue reimbursements are primarily derived from third-party payors including federal and state agencies (under the federal healthcare programs), managed care health plans and commercial insurance companies.

We currently sell the System and recurring treatment sessions and standalone support services in the U.S. through our sales and customer support team. Our sales force targets an estimated 53,000 psychiatrists across 26,000 practices. We expect to continue to expand our direct sales and customer support team to further penetrate the market by demonstrating the benefits of the System to providers and their patients. Some of our customers have purchased or may purchase more than one of the Systems. Based on our commercial data, we believe many providers can recoup their initial capital investment in a System by providing a standard course of treatment to approximately 12 patients. We believe psychiatrists can generate approximately $9,000 of average revenue per patient for a standard course of treatment, which may provide meaningful incremental income to their practices. We serve a diverse customer base. In the U.S., providers are reimbursed by federal healthcare programs, as well as the vast majority of commercial payors, for treatment sessions utilizing our System.

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

Total revenues increased by $4.7 million, or 13%, from $37.3 million for the three months ended September 30, 2025 to $42.0 million for the three months ended September 30, 2026 and increased by $10.6 million, or 10%, from $107.4 million for the nine months ended September 30, 2025 to $118.0 million for the nine months ended September 30, 2026. The increase was primarily attributable to an increase in Greenbrook revenue. We incurred net losses of $1.6 million and $15.8 million for the three and nine months ended September 30, 2026, respectively compared to net losses of $9.4 million and $31.9 million for three and nine months ended September 30, 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $474.8 million.

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

Greenbrook Revenues. Greenbrook revenue, formerly known as service or clinic revenue, consisting of TMS services, SPRAVATO® services and other mental wellness services, is determined based on net patient fees, which includes estimates for contractual allowances and discounts. Net patient fees are estimated using an expected value approach where management considers such variables as the average of previous net patient fees received by the applicable payor and fees received by other patients for similar services and the Company’s best estimate leveraging industry knowledge and expectations of third-party payors’ fee schedules. We expect Greenbrook revenue to increase in 2026.

NeuroStar Revenues. NeuroStar revenue, formerly known as products and other revenue, consists of System revenues, treatment session revenues, and other revenues.

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

Other Revenues. Other revenues are derived primarily from service and repair, research collaboration agreements, standalone support services, and extended warranty contracts with our existing customers.

Refer to the section titled “Critical Accounting Policies and Use of Estimates—Revenue Recognition” in our Annual Report on Form 10-K filed with the SEC on March 17, 2026. Also, refer to “Summary of Significant

Accounting Policies” in Notes to Interim Consolidated Financial Statements located in Part I – FINANCIAL INFORMATION, Item 1. Financial Statements.

Cost of Revenues and Gross Margin

Cost of revenues consists of the costs of components and products purchased from our third-party contract manufacturers of the Systems. We use third-party contract manufacturing partners to produce the components for and assemble the Systems. Cost of revenues also includes costs related to personnel, warranty, shipping, amortization of capitalized software and our operations and field service departments. Our clinic costs primarily include direct center and patient care/treatment costs, regional employee compensation and depreciation. We expect our cost of revenues to increase, primarily driven by changes in the overall business mix, as well as growth in volume.

Our gross profit is calculated by subtracting our cost of revenues from our revenues. We calculate our gross margin as our gross profit divided by our revenues. Our gross margin has been and will continue to be affected by a variety of factors, primarily product sales mix, pricing and third-party contract manufacturing costs. Our gross margins on revenues from sales and leases of the Systems and Greenbrook revenue are lower than our gross margins on revenues from sales of treatment sessions and sale of unlocked systems. As a result, the sales mix between the Systems, Greenbrook revenues and treatment sessions can affect the gross margin in any reporting period.

Sales and Marketing Expenses

Sales and marketing expenses consist of commercial activities related to the sale and lease of the Systems and clinic services and personnel costs including salaries and related benefits, sales commissions and share-based compensation for employees focused on these efforts. Other significant sales and marketing costs include conferences and trade shows, promotional and marketing activities, including direct and online marketing and practice support programs.

We anticipate that our sales and marketing expenses will decrease in 2026 relative to 2025 as a result of the cost efficiencies realized post-acquisition across the sales and marketing divisions.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel expenses, including salaries and related benefits, share-based compensation and travel expenses for employees in executive, finance, clinic support, information technology, legal and human resource functions. General and administrative expenses also include insurance, outside legal fees, accounting and other consulting services, audit fees from our independent registered public accounting firm, Board fees and other administrative costs, such as corporate facility costs, including rent, utilities, depreciation and maintenance not otherwise included in cost of revenues.

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

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

	Three Months Ended
	September 30,		Increase / (Decrease)
	2026	2025	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$41,962	$37,297	$4,665	13%
Cost of revenues	20,072	20,189	(117)	(1)%
Gross Profit	21,890	17,108	4,782	28%
Gross Margin	52.2%	45.9%

Operating expenses:
Sales and marketing	8,484	11,848	(3,364)	(28)%
General and administrative	11,675	11,077	598	5%
Research and development	1,190	1,504	(314)	(21)%
Total operating expenses	21,349	24,429	(3,080)	(13)%
Income (Loss) from Operations	541	(7,321)	7,862	107%
Other (income) expense:
Interest expense	2,144	2,206	(62)	(3)%
Other income, net	(47)	(126)	79	(63)%
Net Loss	$(1,556)	$(9,401)	$7,845	83%

	Revenues by Segment
	Three Months Ended September 30,
	2026		2025
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar revenue	$15,770	38%	$15,489	42%
Greenbrook revenue	26,192	62%	21,808	58%
Total revenues	$41,962	100%	$37,297	100%

Revenues

Total revenue for the three months ended September 30, 2026 was $42.0 million, an increase of $4.7 million, or 13%, compared to the three months ended September 30, 2025 revenue of $37.3 million.

The increase in revenue was primarily driven by higher Greenbrook revenue, which increased $4.4 million, or 20%, to $26.2 million in the third quarter of 2026 from $21.8 million in the third quarter of 2025, reflecting continued contributions from clinics acquired in connection with the Greenbrook transaction and improved revenue cycle management within our Greenbrook segment. NeuroStar revenue also increased $0.3 million to $15.8 million for the three months ended September 30, 2026 from $15.5 million for the three months ended September 30, 2025.

Cost of Revenues and Gross Margin

Cost of revenues remained relatively consistent at $20.1 million for the three months ended September 30, 2026, compared to $20.2 million for the three months ended September 30, 2025. Gross margin increased from 45.9% for the three months ended September 30, 2025 to 52.2% for the three months ended September 30, 2026. The increase in gross margin was primarily due to sales of unlocked capital systems, which carry a higher average selling price, as well as improved revenue cycle management within the Greenbrook clinics.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $3.4 million, or 28%, from $11.8 million for the three months ended September 30, 2025 to $8.5 million for the three months ended September 30, 2026. The decrease was primarily driven by lower personnel costs and reduced marketing program spend.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million, or 5%, from $11.1 million for the three months ended September 30, 2025 to $11.7 million for the three months ended September 30, 2026. The increase was due to an increase in personnel costs within the general and administrative function.

Research and Development Expenses

Research and development expenses decreased by $0.3 million, or 21%, from $1.5 million for the three months ended September 30, 2025 to $1.2 million for the three months ended September 30, 2026. The decrease in research and development was driven by lower personnel expense.

Interest Expense

Interest expense decreased by $0.1 million, or 3%, from $2.2 million for the three months ended September 30, 2025 to $2.1 million for the three months ended September 30, 2026, primarily due to a lower outstanding debt balance.

Other Income, Net

Other income, net decreased by $0.1 million, or 63%, primarily due to lower interest income earned on the Company's money market accounts and notes receivable.

Comparison of the nine months ended September 30, 2026 and 2025

	Nine Months Ended
	September 30,		Increase / (Decrease)
	2026	2025	Dollars	Percentage

	(in thousands, except percentages)
Revenues	$117,984	$107,380	$10,604	10%
Cost of revenues	58,717	56,776	1,941	3%
Gross Profit	59,267	50,604	8,663	17%
Gross Margin	50.2%	47.1%

Operating expenses:
Sales and marketing	29,205	35,715	(6,510)	(18)%
General and administrative	36,127	36,364	(237)	(1)%
Research and development	3,890	4,918	(1,028)	(21)%
Total operating expenses	69,222	76,997	(7,775)	(10)%
Loss from Operations	(9,955)	(26,393)	16,438	62%
Other (income) expense:
Interest expense	6,535	6,097	438	7%
Loss on extinguishment of debt	539	—	539	100%
Other income, net	(1,229)	(561)	(668)	(119)%
Net loss	$(15,800)	$(31,929)	$16,129	51%

	Revenues by Segment
	Nine Months Ended September 30,
	2026		2025
		% of		% of
	Amount	Revenues	Amount	Revenues

	(in thousands, except percentages)
NeuroStar revenue	$43,372	37%	$43,889	41%
Greenbrook revenue	74,612	63%	63,491	59%
Total revenues	$117,984	100%	$107,380	100%

Revenues

Total revenue for the nine months ended September 30, 2026 was $118.0 million, an increase of 10% compared to the nine months ended September 30, 2025 revenue of $107.4 million.

The increase in revenue was primarily driven by higher Greenbrook revenue, which increased $11.1 million, or 18%, to $74.6 million for the nine months ended September 30, 2026 from $63.5 million for the nine months ended September 30, 2025. The increase in Greenbrook revenue was primarily attributable to contributions from clinics acquired in connection with the Greenbrook transaction, as well as continued growth in clinic operations and improved revenue cycle management within the Greenbrook segment. This growth was partially offset by a decrease in NeuroStar revenue, which declined $0.5 million, or 1%, to $43.4 million for the nine months ended September 30, 2026 from $43.9 million for the nine months ended September 30, 2025. Greenbrook revenue represented 63% of total revenue for the nine months ended September 30, 2026 compared to 59% for the nine months ended September 30, 2025, while NeuroStar revenue represented 37% of total revenue compared to 41% in the prior-year period.

Cost of Revenues and Gross Margin

Cost of revenues increased by $1.9 million, or 3%, from $56.8 million for the nine months ended September 30, 2025 to $58.7 million for the nine months ended September 30, 2026. Gross margin increased from 47.1% for the nine months ended September 30, 2025 to 50.2% for the nine months ended September 30, 2026. The increase in gross margin was primarily due to sales of unlocked capital systems, which carry a higher average selling price, product mix, as well as improved revenue cycle management within the Greenbrook clinics.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $6.5 million, or 18%, from $35.7 million for the nine months ended September 30, 2025 to $29.2 million for the nine months ended September 30, 2026. The decrease was primarily driven by lower personnel costs, reduced marketing program spend, and a favorable bad debt adjustment related to the current expected credit loss reserve.

General and Administrative Expenses

General and administrative expenses decreased by $0.2 million, or 1%, from $36.4 million for the nine months ended September 30, 2025 to $36.1 million for the nine months ended September 30, 2026. The decrease was due to a decrease in stock based compensation expense within the general and administrative function.

Research and Development Expenses

Research and development expenses decreased by $1.0 million, or 21%, from $4.9 million for the nine months ended September 30, 2025 to $3.9 million for the nine months ended September 30, 2026. The decrease in research and development was primarily driven by lower personnel expense.

Interest Expense

Interest expense increased by $0.4 million, or 7%, from $6.1 million for the nine months ended September 30, 2025 to $6.5 million for the nine months ended September 30, 2026, primarily due to a higher average outstanding debt balance.

Loss on extinguishment of debt

Loss on extinguishment of debt amounting to $0.5 million was recorded during the nine months ended September 30, 2026, related to the Perceptive Facility. This included $0.3 million of early prepayment fees and $0.2 million of deferred financing expense related to extinguishment of debt.

Other Income, Net

Other income, net increased by $0.7 million, or 119%, from $0.6 million for the nine months ended September 30, 2025 to $1.2 million for the nine months ended September 30, 2026, primarily due to higher interest income earned on the Company's money market accounts, notes receivable and ERC payments.

Liquidity and Capital Resources

Overview

As of September 30, 2026, we had cash and cash equivalents of $22.1 million and an accumulated deficit of $474.8 million, compared to cash and cash equivalents of $28.1 million and an accumulated deficit of $458.8 million as of December 31, 2025. We incurred negative cash flows from operating activities of $9.2 million and $21.3 million for the nine months ended September 30, 2026 and 2025, respectively. The Company has incurred operating losses since its inception, and management anticipates that its operating losses will continue in the near term as the Company continues to invest in sales and marketing and product development activities. The Company’s primary sources of capital to date have been from its initial public offering, borrowings under its credit facility, proceeds from its secondary public offerings of common stock (including, without limitation, the ATM Program), and revenues from Greenbrook and NeuroStar. As of September 30, 2026, the Company had $65.0 million of borrowings outstanding under the Perceptive Facility, which has a final maturity on July 25, 2029. The Perceptive Facility is subject to certain financial covenants including a minimum net revenue covenant that escalates over the term of the Perceptive Facility and a minimum liquidity covenant.

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

The Company is subject to certain financial covenants under its credit facility, including a liquidity and quarterly trailing twelve-month minimum revenue covenants. On March 12, 2026, the Company amended the terms of its credit agreement to modify the required quarterly revenue covenants through December 31, 2026 and the liquidity covenants through September 30, 2027. As of September 30, 2026 the Company was in compliance with the financial covenants in accordance with this agreement. The Company currently projects trailing twelve-month revenue for the period ended March 31, 2027 to be below the minimum required revenue for that period as stated in the credit facility agreement. Should the Company not be able to meet its March 31, 2027 minimum revenue covenant, the lender may at that time and at its discretion, call the credit facility. Should the lender call the facility, the Company is not projected to have the liquidity required to meet its requirement to pay off the loan. Therefore, substantial doubt exists about the Company’s ability to continue as a going concern.

The Company remains engaged in discussions with its lender. Additional actions within the Company's control to meet its minimum revenue covenant include improvements to its revenue cycle management to increase collections, introducing new treatment options at its clinic locations and pursuing new strategies within its NeuroStar business to accelerate sales growth and optimize its product mix. The Company’s ability to meet its liquidity needs, including meeting future revenue and liquidity covenants, is dependent on growth in existing and acquired product and service lines and the realization of synergies related to its acquisition of Greenbrook. However, at this time, these actions do not fully mitigate the risk related to compliance with the revenue covenant for the March 31, 2027 period. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our current and future funding requirements will depend on many factors, including:

●	our ability to achieve revenue growth and improve operating margins;
●	compliance with the terms and conditions, including covenants, set forth in our credit facility;
●	the cost of expanding our operations and offerings, including our sales and marketing efforts;
●	our ability to improve or maintain coverage and reimbursement arrangements with domestic third-party and government payors;
●	our rate of progress in establishing coverage and reimbursement arrangements from international commercial third-party and government payors;

●	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our products and services and maintaining or improving our sales to our current customers;
●	the cost of research and development activities, including research and development relating to additional indications of neurohealth disorders;
●	the effect of competing technological and market developments;
●	efficiency of our Greenbrook operations; and
●	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products or services.

As of September 30, 2026, there were no significant changes to our material cash requirements as set forth in our Annual Report on Form 10-K filed with the SEC on March 17, 2026.

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025

	(in thousands)
Net Cash used in Operating activities	$(9,191)	$(21,282)
Net Cash used in Investing activities	(1,059)	(585)
Net Cash provided by Financing activities	3,972	36,879
Net increase (decrease) in Cash, Cash equivalents and Restricted cash	$(6,278)	$15,012

Net Cash used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $9.2 million, consisting primarily of a net loss of $15.8 million, partially offset by non-cash charges of $6.3 million primarily consisting of depreciation and amortization, loss on disposal of property and equipment, non-cash interest expense, share-based compensation and loss on extinguishment of debt, and a favorable change in net operating assets and liabilities of $0.4 million. The favorable change in net operating assets and liabilities was primarily due to decreases in accounts receivable and prepaid commission expense, partially offset by decreases in accrued expenses and accounts payable and an increase in inventory.

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

Net Cash used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $1.1 million, which was primarily due to purchases of property and equipment and capitalized software costs, partially offset by proceeds from the sale of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2025 was $0.6 million, which was attributable to purchases of property and equipment and capitalized software costs.

Net Cash provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was $4.0 million. This primarily reflected proceeds of $8.6 million from the issuance of common stock under the ATM Program and $1.8 million from the exercise of stock options after payment of employee withholding taxes. These inflows were partially offset by the repayment of $5.0 million of long-term debt, repayment of deferred and contingent consideration of $0.3 million, payment of debt extinguishment costs of $0.3 million, payments of common stock offering issuance costs under the ATM Program of $0.4 million, and distributions to non-controlling interest holders of $0.4 million.

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

We are continuing to closely monitor macroeconomic impacts, including but not limited to tariffs, developments affecting financial institutions, supply chains, unemployment rates, investment values, consumer confidence, inflationary and potential recessionary pressures, on our business, results of operations and financial results, which could adversely affect us. Although we do not believe inflation or tariffs have had a material impact on our financial condition, results of operations or cash flows to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin or decrease our operating expenses as a percentage of our revenues if the selling prices of our products or services do not increase as much or more than our costs increase.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

For the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Description

10.1	Neuronetics, Inc. 2026 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2026)
10.2*	Forms of Performance Restricted Stock Unit Grant Notice, Award Agreement under the Neuronetics, Inc. 2026 Equity Incentive Plan
10.3*	Forms of Restricted Stock Unit Grant Notice, Award Agreement under the Neuronetics, Inc. 2026 Equity Incentive Plan
10.4*	Form of Grant Notice, Stock Option Agreement and Notice of Exercise under the 2026 Equity Incentive Plan
10.5	Offer Letter, effective as of July 10, 2026, by and between the Company and Nir Naor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2026)
10.6	Separation Agreement dated July 17, 2026 by and between the Company and W. Andrew Macan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 20, 2026)
23.1	Consent of Ballard Spahr LLP (incorporated by reference to Exhibit 23.1 to the Registrant’s Current Report on Form 8-K filed on February 10, 2025).
31.1*	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained Exhibit 101)
*	Filed herewith.
◊	Certain portions of this exhibit have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC or its staff upon request.
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

NEURONETICS, INC.
(Registrant)
Date: November 4, 2026	By:	/s/ Daniel L. Reuvers
	Name:	Daniel L. Reuvers
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
Date: November 4, 2026	By:	/s/ Nir Naor
	Name:	Nir Naor
	Title:	EVP, Chief Financial Officer, Corporate Secretary and Treasurer
(Principal Financial and Accounting Officer)